Form 10-Q
period 2015-06-30
APPFOLIO INC
filed 2015-08-06
CIK 1433195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015.
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.

Commission File Number 001-37468
AppFolio, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-0359894
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Castilian Drive Goleta, California	93117
(Address of principal executive offices)	(Zip Code)

 (805) 617-2167
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of July 24, 2015, the number of shares of the registrant’s Class A common stock outstanding was 7,154,999 and the number of shares of the registrant’s Class B common stock outstanding was 26,370,856.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 ("Quarterly Report"), includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements are subject to considerable risks and uncertainties. Forward-looking statements include all statements that are not statements of historical facts contained in this Quarterly Report and can be identified by words such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “could,” “will,” “would” or similar expressions and the negatives of those expressions. In particular, forward looking statements contained in this Quarterly Report relate to, among other things, our future or assumed financial condition, results of operations, business forecasts and plans, strategic plans and objectives, product development plans, and capital needs and financing plans. We caution you that the foregoing list does not include all of the forward-looking statements made in this Quarterly Report.

Forward-looking statements represent our management’s current beliefs and assumptions based on information currently available. Forward-looking statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks and uncertainties in greater detail in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report, as well as in our other filings with the Securities and Exchange Commission ("SEC"). You should read this Quarterly Report, and the other documents that we have filed with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements.

Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time to time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual future results to be materially different from those expressed or implied by any forward-looking statements.

Except as required by applicable law or the rules of the NASDAQ Stock Market or NASDAQ, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION
Item 1. Condensed consolidated financial statements

APPFOLIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par values)

	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$69,924	$5,412
Accounts receivable, net	2,524	1,191
Prepaid expenses and other current assets	1,834	1,204
Total current assets	74,282	7,807
Property and equipment, net	3,564	2,623
Capitalized software, net	7,391	5,509
Goodwill	6,737	4,998
Intangible assets, net	5,275	3,615
Other assets	1,047	882
Total assets	$98,296	$25,434
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$3,057	$2,088
Accrued employee expenses	4,287	3,150
Accrued expenses	5,630	1,721
Deferred revenue	4,256	3,772
Long-term debt—current portion, net	231	—
Other current liabilities	598	2,797
Total current liabilities	18,059	13,528
Long term-debt, net	9,318	—
Deferred revenue	—	8
Other liabilities	440	199
Total liabilities	27,817	13,735
Commitments and contingencies (Note 8)
Convertible preferred stock, Series A, B, B-1, B-2 and B-3, $0.0001 par value, 68,027 shares authorized, issued and outstanding as of December 31, 2014. Liquidation preference of $62,020 as of December 31, 2014.	—	63,166
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 25,000 authorized and no shares issued and outstanding as of June 30, 2015	—	—
Class A common stock, $0.0001 par value, 250,000 shares authorized at June 30, 2015; 6,225 shares issued and outstanding as of June 30, 2015	1	—
Class B common stock, $0.0001 par value, 50,000 and 123,000 shares authorized as of June 30, 2015 and December 31, 2014, respectively; 26,369 and 9,042 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively;	3	1
Additional paid-in capital	130,507	1,546
Accumulated deficit	(60,032)	(53,014)
Total stockholders’ equity (deficit)	70,479	(51,467)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$98,296	$25,434
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$18,425	$11,594	$34,273	$21,428
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	8,109	5,447	15,174	10,133
Sales and marketing	6,239	3,717	11,948	7,207
Research and product development	2,154	1,576	4,163	2,721
General and administrative	3,707	1,485	7,099	2,384
Depreciation and amortization	1,431	886	2,614	1,703
Total costs and operating expenses	21,640	13,111	40,998	24,148
Loss from operations	(3,215)	(1,517)	(6,725)	(2,720)
Other expense, net	(5)	(29)	(7)	(97)
Interest income (expense), net	(243)	11	(275)	37
Loss before provision for income taxes	(3,463)	(1,535)	(7,007)	(2,780)
Provision (benefit) for income taxes	(63)	—	11	—
Net loss	$(3,400)	$(1,535)	$(7,018)	$(2,780)
Net loss per share, basic and diluted	$(0.36)	$(0.18)	$(0.77)	$(0.32)
Weighted average common shares outstanding, basic and diluted	9,328	8,760	9,122	8,682
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)
(in thousands)

							Additional
	Convertible		Common Stock		Common Stock		Paid-in	Accumulated
	Preferred Stock		Class A		Class B		Capital	Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2014	68,027	$63,166	—	$—	9,042	$1	$1,546	$(53,014)	$(51,467)
Exercise of stock options	—	—		—	295		318	—	318
Stock-based compensation	—	—	—	—	—	—	412	—	412
Conversion of convertible preferred stock in connection with our public offering	(68,027)	(63,166)	—	—	17,007	2	63,164	—	63,166
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	6,200	1	—	—	65,067	—	65,068
Issuance of restricted stock	—	—	25	—	25	—	—	—	—
Net loss	—	—	—	—	—	—	—	(7,018)	(7,018)
Balance June 30, 2015	—	—	6,225	$1	26,369	$3	$130,507	$(60,032)	$70,479

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash from operating activities
Net loss	$(7,018)	$(2,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,614	1,703
Amortization of deferred financing costs	31	—
Loss on disposal of property and equipment	13	60
Noncash interest expense	223	—
Stock-based compensation	345	100
Change in fair value of contingent consideration	—	4
Loss on equity-method investment	—	19
Changes in operating assets and liabilities:
Accounts receivable	(1,222)	(649)
Prepaid expenses and other current assets	(608)	(457)
Other assets	(83)	12
Accounts payable	883	781
Accrued employee expenses	1,064	154
Accrued expenses	560	322
Deferred revenue	475	513
Other liabilities	(84)	294
Net cash (used in) provided by operating activities	(2,807)	76
Cash from investing activities
Purchases of property and equipment	(1,510)	(1,247)
Additions to capitalized software	(3,155)	(2,036)
Cash paid in business acquisition, net of cash acquired	(4,039)	—
Purchases of intangible assets	(11)	(6)
Net cash used in investing activities	(8,715)	(3,289)
Cash from financing activities
Proceeds from stock option exercises	318	144
Proceeds from issuance of restricted stock	141	—
Proceeds from issuance of options	208	—
Principal payments under capital lease obligations	(15)	(14)
Proceeds from initial public offering, net of underwriting discounts	69,192	—
Payments of initial public offering costs	(807)	—
Payment of contingent consideration	(2,429)	—
Proceeds from issuance of debt	10,000	—
Principal payments on debt	(42)	—
Payment of debt issuance costs	(532)	—
Net cash provided by financing activities	76,034	130
Net cash increase (decrease) in cash and cash equivalents	64,512	(3,083)
Cash and cash equivalents
Beginning of period	5,412	11,269
End of period	$69,924	$8,186
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$120	$24
Additions of capitalized software included in accrued employee expenses	240	112
Stock-based compensation capitalized for software development	67	23
Debt issuance and other financing costs accrued, not paid	13	—
Initial public offering costs included in accrued expenses	3,317	—
Conversion of convertible preferred stock for common stock in connection with initial public offering	63,166	—
Interest expense paid through drawdown from revolving facility	223	—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
1. Nature of Business
AppFolio, Inc. (“we” or “AppFolio”) provides industry-specific, cloud-based software solutions for small and medium-sized businesses (“SMBs”) in the property management and legal industries. Our platform is designed to be the system of record to automate essential business processes and the system of engagement to enhance business interactions between our customers and their clients and vendors. Our mobile-optimized software solutions have a user-friendly interface across multiple devices, enabling our customers to work at any time and from anywhere. Our property management software provides small and medium-sized property managers with an end-to-end solution to their business needs, enabling them to manage properties quickly and easily in a single, integrated environment. Our legal software provides solo practitioners and small law firms with a streamlined practice and case management solution, allowing them to manage their practices and case load within a flexible system. We also offer optional, but often mission-critical, Value+ services, such as our professionally designed websites and electronic payment services, which are seamlessly built into our core solutions.

Acquisition of RentLinx
On April 1, 2015, we completed the acquisition of all of the membership interests of RentLinx, LLC (“RentLinx”), a San Diego, California-based company focused on a software platform that allows customers to advertise rental houses and apartments online. We acquired RentLinx to expand the Value+ services offered to our property manager customers, giving them the ability to better spend, track and optimize their marketing investments. For additional information regarding this acquisition, refer to Note 3, Acquisition of RentLinx.
Reverse Stock Split
On June 4, 2015, we effected a one-for-four reverse split of our common stock and a proportional adjustment to the conversion ratio of our convertible preferred stock. The par value and the number of authorized shares of our common stock and convertible preferred stock were not adjusted as a result of the reverse split. All share, per share and related information presented in these condensed consolidated financial statements and accompanying notes has been retroactively adjusted, where applicable, to reflect the impact of the reverse stock split, including an adjustment to the preferred stock conversion ratio.
Initial Public Offering
On June 30, 2015, we completed an initial public offering (“IPO”) of our Class A common stock. In connection with the offering, we sold 6,200,000 shares of common stock at $12.00 per share for aggregate net proceeds of $65.1 million after underwriting discounts and commissions and offering expenses. These proceeds exclude the exercise in full by our underwriters of their option to purchase up to 930,000 additional shares of common stock at the same price which occurred on July 8, 2015. Upon the closing of the offering, all shares of our convertible preferred stock and common stock held prior to the offering were converted into shares of Class B common stock.
For additional information regarding the IPO and preferred share conversion, refer to Note 9, Convertible Preferred Stock and Stockholders' Equity (Deficit).

2. Summary of Significant Accounting Policies
Basis of Presentation and Significant Accounting Policies
The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and the related notes included in our prospectus filed with the SEC on June 26, 2015 pursuant to Rule 424(b) of the Securities Act of 1933. The accompanying condensed consolidated financial statements are unaudited. Our unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare our audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results expected for the full year ending December 31, 2015.

There have been no significant changes in our accounting policies from those disclosed in our annual consolidated financial statements and the related notes included in the prospectus referred to above.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. On an ongoing basis, management evaluates its estimates based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.
Fair Value Measurements
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	June 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents	$69,199	$—	$—	$69,199	$3,696	$—	$—	$3,696
Total Assets	$69,199	$—	$—	$69,199	$3,696	$—	$—	$3,696
Contingent consideration	$—	$—	$—	$—	$—	$—	$2,429	$2,429
Total Liabilities	$—	$—	$—	$—	$—	$—	$2,429	$2,429
As of June 30, 2015 and December 31, 2014, cash equivalents consisted of cash invested in money market funds.

Contingent consideration issued in connection with acquisitions is measured at fair value each period and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions we believe would be made by a market participant. We assess these estimates on an on-going basis as additional data impacting the assumptions becomes available. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within general and administrative expense in the consolidated condensed statements of operations. We determined the fair value of the contingent consideration using the probability weighted discounted cash flow method. The significant inputs used in the fair value measurement of contingent consideration are the probability of achieving revenue thresholds and determining discount rates.
The following table summarizes the changes in contingent consideration liability (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Fair value, at beginning of period	$2,429	$2,234	$2,429	$2,403
Change in fair value recorded in general and administrative expenses	—	173	—	4
Payment of contingent consideration	$(2,429)	$—	$(2,429)	—
Fair value, at end of period	$—	$2,407	$—	$2,407

The contingent consideration liability was recorded in other current liabilities on the accompanying condensed consolidated balance sheets as of December 31, 2014. On May 6, 2015, we paid the final earn-out payment in the amount of $2.4 million.
There were no changes to our valuation techniques used to measure asset and liability fair values on a recurring basis during the six months ended June 30, 2015.

The carrying amounts of cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items. The carrying value of our SecureDocs’ note receivable approximates its fair value based on a discounted cash flow analysis. The fair value of our long-term debt approximates its fair value as of June 30, 2015 based on rates available to us for debt with similar terms and maturities, and is a Level 2 measurement.
Certain assets, including goodwill and intangible assets, are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the three and six months ended June 30, 2015, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.
Net Loss per Share
The following table presents a reconciliation of our weighted average number of shares used to compute net loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average shares outstanding	9,474	9,013	9,278	8,964
Less: Weighted average unvested restricted shares subject to repurchase	146	253	156	282
Weighted average number of shares used to compute basic and diluted net loss per share	9,328	8,760	9,122	8,682
Because we reported net losses for all periods presented, all potentially dilutive common stock equivalents are antidilutive for those periods.
The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share as of June 30, 2015 and 2014 (in thousands):

	June 30,
	2015	2014
Options to purchase common stock	1,141	676
Conversion of convertible preferred stock	—	17,007
Unvested restricted stock awards	158	242
Total shares excluded from net loss per share attributable to common stockholders	1,299	17,925
Comprehensive Loss
ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the three and six months ended June 30, 2015 and 2014, we had no other comprehensive income (loss) items; therefore, comprehensive loss equals net loss. Accordingly, we have not included a separate statement of comprehensive loss.
Recent Accounting Pronouncements
Under the Jumpstart our Business Startups Act (the “JOBS Act”), we meet the definition of an emerging growth company. We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 is effective on January 1, 2018. Early adoption is permitted as of January 1, 2017. The standard permits the use of either a retrospective or cumulative effect transition method. We have not determined which transition method we will adopt, nor have we determined the effect of this guidance on our financial condition, results of operations, cash flows or disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest— Imputation of Interest—Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires an entity to record debt issuance costs in the balance sheet as a direct deduction of a recognized debt liability. ASU 2015-03 is effective for accounting periods beginning after December 15, 2015; however, early adoption is permitted. During the three and six months ended June 30, 2015, we elected to adopt this guidance. The impact of the early adoption of this guidance was to record $0.1 million of third-party debt financing costs as a reduction in the outstanding amount of our term loan from Wells Fargo Bank, N.A.in March 2015. The adoption of this guidance did not impact prior period financial statements as we had no debt outstanding. For additional information regarding the term loan, refer to Note 7, Long-term Debt.
In May 2015, the FASB issued ASU 2015-09, Financial Services-Insurance (Topic 944): Disclosures about Short-Duration Contracts ("ASU 2015-09"), requires insurance entities to disclose for annual reporting periods information about the liability for unpaid claims and claim adjustment expenses. ASU 2015-09 is effective for public business entities for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. There is no financial impact to adopt this guidance on our financial condition, results of operations or cash flows as the update is disclosure related.

3. Acquisition of RentLinx
On April 1, 2015, we completed the acquisition of all of the membership interests of RentLinx. We paid the sellers $4.1 million, of which $0.5 million was placed into escrow to cover potential indemnification claims relating to breaches of representations, warranties and covenants. We also agreed to pay an additional amount of approximately $1.0 million to certain individuals subject to their continued employment with us, which we will record as an expense over the service period. All transaction costs were expensed in the period incurred and were approximately $0.3 million.
We acquired RentLinx to expand the Value+ services offered to our property manager customers, giving them the ability to better spend, track and optimize their marketing investments. The goodwill related to our RentLinx acquisition is attributable to synergies expected from the acquisition and assembled workforce. The goodwill is deductible for income tax purposes.
The following table summarizes the purchase price allocation (in thousands):

	Amount	Estimated Useful Life
Net current assets	$114
Intangible assets:
Developed technology	810	6 years
Partner relationships	680	3 years
Customer and website relationships	560	5 years
Other intangible assets	170	3 years
Goodwill	1,739	Indefinite
Purchase consideration, paid in cash	$4,073

We are not providing pro forma and present period financial statements for this acquisition as we do not consider this acquisition material to our condensed consolidated financial statements.

4. Property and Equipment
Property and equipment consists of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Data center and computer equipment	$3,568	$2,871
Furniture and fixtures	1,470	1,158
Office equipment	376	215
Leasehold improvements	376	333
Construction in process	258	—
Gross property and equipment	6,048	4,577
Less: Accumulated depreciation	(2,484)	(1,954)
Total property and equipment, net	$3,564	$2,623
Depreciation expense on property and equipment totaled $0.3 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively and $0.6 million and $0.4 million for the six months ended June 30, 2015 and 2014, respectively.
As of June 30, 2015 and December 31, 2014, capital leases are included in property and equipment with a cost basis of $82,000. Accumulated depreciation on property and equipment under capital leases as of June 30, 2015 and December 31, 2014 was $34,000 and $21,000, respectively.
5. Internal-Use Software Development Costs
Internal-use software development costs were as follows (in thousands):

	June 30, 2015	December 31, 2014
Internal use software development costs, gross	$17,225	$13,931
Less: Accumulated amortization	(9,834)	(8,422)
Internal use software development costs, net	$7,391	$5,509

Capitalized software development costs were $1.9 million and $1.1 million for the three months ended June 30, 2015 and 2014, respectively, and $3.3 million and $2.1 million for the six months ended June 30, 2015 and 2014, respectively. Amortization expense with respect to software development costs totaled $0.8 million and $0.5 million for the three months ended June 30, 2015 and 2014, respectively and $1.4 million and $0.9 million for the six months ended June 30, 2015 and 2014, respectively.
6. Goodwill and Intangible Assets
Goodwill activity for the six months ended June 30, 2015 is as follows (in thousands):

Goodwill as of December 31, 2014	$4,998
Addition:
Acquisition of RentLinx	1,739
Goodwill as of June 30, 2015	$6,737

Intangible assets consisted of the following as of June 30, 2015 and December 31, 2014 (in thousands, except years):

	June 30, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$790	$(155)	$635	5.0
Technology	4,810	(1,867)	2,943	6.0
Trademarks	930	(231)	699	9.0
Partner relationships	680	(57)	623	3.0
Non-compete agreements	40	(3)	37	3.0
Domain names	287	(184)	103	5.0
Patents	335	(100)	235	5.0
	$7,872	$(2,597)	$5,275	5.9

	December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$230	$(104)	$126	5.0
Technology	4,000	(1,500)	2,500	6.0
Trademarks	800	(180)	620	10.0
Domain names	287	(161)	126	5.0
Patents	324	(81)	243	5.0
	$5,641	$(2,026)	$3,615	6.4

Amortization expense for the three months ended June 30, 2015 and 2014 was $0.4 million and $0.2 million, respectively and $0.6 million and $0.4 million for the six months ended June 30, 2015 and 2014, respectively.
A summary of the activity within our intangible assets since December 31, 2014 are as follows (in thousands):

Intangible assets, net at December 31, 2014	$3,615
Additions from the acquisition of RentLinx (Note 3):	2,220
Other additions	11
Amortization	(571)
Intangible assets, net at June 30, 2015	$5,275
.

7. Long-term Debt
The following is a summary of our long-term debt as of June 30, 2015 (in thousands):

Principal amounts due under term loan	$9,959
Less: Debt financing costs	(410)
Long-term debt, net of unamortized debt financing costs	9,549
Less: Current portion of long-term debt	(231)
Total long-term debt, net of current portion	$9,318

Credit Facility
On March 16, 2015, we entered into a credit facility (the “Credit Facility”) comprised of a $10.0 million term loan (the “Term Loan”), and a $2.5 million revolving line of credit (the “Revolving Facility”) with Wells Fargo Bank, N.A ("Wells Fargo"). The Revolving Facility also provides for the issuance of letters of credit up to a sublimit of $0.3 million, subject to customary terms and fees.
Borrowings under the Credit Facility bear interest at a fluctuating rate per annum equal to, at our option, (i) a base rate equal to the highest of (a) the federal funds rate plus 1/2 of 1%, (b) the London Interbank Offered Rate (“LIBOR”) for a one-month interest period plus 1% and (c) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its prime rate, in each case plus an applicable margin of 5%, or (ii) LIBOR for the applicable interest period plus an applicable margin of 6%. The applicable margin is subject to step-downs upon achievement of certain senior leverage ratios. Interest is due and payable monthly. We are also required to pay an annual fee of ½ of 1% of the unused portion of the Revolving Facility.
We are required to prepay amounts borrowed annually with 50% of any excess cash flow (as defined in the Credit Facility) we generate or from time to time upon specific events, including the non-ordinary course disposition of assets, the receipt of extraordinary receipts (as defined in the Credit Facility), the incurrence of indebtedness not otherwise permitted to be incurred, or the receipt of common or preferred stock contributions solely if the issuance of such stock is to cure financial covenant breaches, if any.
The Credit Facility contains customary negative covenants, including restrictions on our and our subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, or enter into transactions with affiliates. Borrowings under the Credit Facility are collateralized by substantially all of our assets. The Credit Facility requires us to comply with a consolidated minimum EBITDA covenant and a minimum liquidity covenant. Commencing on the later of April 1, 2016 or the first day of the month following the date we have achieved trailing 12-month EBITDA of at least $3.0 million, we will be required, in lieu of the foregoing financial covenants, to comply with a fixed charge coverage ratio and a consolidated senior leverage ratio. We were in compliance with the financial covenants as of June 30, 2015.
As of June 30, 2015, $10.0 million was outstanding under the Term Loan and $0.2 million was outstanding under the Revolving Facility.
In the event we (i) make an optional prepayment of amounts borrowed under the Term Loan, (ii) make a mandatory prepayment of amounts borrowed under the Term Loan necessitated by non-ordinary course asset dispositions or by impermissible debt issuances, or (iii) permanently reduce or terminate the Revolving Facility, in each case prior to March 2016, we are required to pay Wells Fargo a prepayment premium of 3% (or 2% if prepayment is made after a qualifying initial public offering) of the amounts prepaid (in the case of the Term Loan) or permanently reduced or terminated (in the case of the Revolving Facility). The prepayment premium is 2% on Term Loan amounts prepaid under the circumstances noted above or on amounts of the Revolving Facility permanently reduced or terminated, in each case between March 2016 and March 2017 and 1% for such prepayments, reductions or terminations between March 2017 and March 2018. Thereafter, no prepayment premium is applicable.
On July 16, 2015, we made an optional prepayment in full of the Term Loan and we became obligated to pay the related $0.2 million prepayment premium. Wells Fargo agreed with us that the prepayment premium is not payable until the earlier of September 1, 2015 and the date we terminate the Revolving Facility in full (the earliest of those dates being referred to as the “Due Date”). Wells Fargo also agreed with us that if we agree to a renegotiated revolving credit facility with them, and we pay them a closing fee of at least $0.1 million in connection with the new revolving credit facility before the Due Date, they will waive the $0.2 million prepayment premium payable to them for the Term Loan prepayment.
Debt Financing Costs
Debt financing costs are deferred and amortized, using the effective interest method for costs related to the Term Loan and the straight-line method for costs related to the Revolving Loan. We incurred fees to Wells Fargo attributable to the Term Loan of $0.3 million and other third-party debt financing costs of $0.1 million, which have been recorded as a reduction of the carrying amount of the Term Loan. Amortization of such costs is included in interest expense. When the Term Loan is repaid prior to the maturity date, the unamortized debt financing costs will be expensed.

8. Commitments and Contingencies
Lease Obligations
As of June 30, 2015, we had operating lease obligations of approximately $4.2 million through 2020. We recorded rent expense of $0.3 million for the three months ended June 30, 2015 and 2014, respectively and $0.6 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively.
Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc. (“Terra Mar”), which was established to provide our customers with the option to purchase tenant liability insurance. If our customers choose to use our insurance services, they are issued an insurance policy underwritten by our third-party service provider. The policy has a limit of $100,000 per incident for each insured residence. We have entered into a reinsurance agreement with our third-party service provider and, as a result, we assume a 100% quota share of the tenant liability insurance provided to our customers through our third-party service provider. We accrue in cost of revenue losses reported claims and an estimate of losses incurred but not reported by our property manager customers, as we bear the risk related to claims. Our liability for reported claims and incurred but not reported claims as of June 30, 2015 and December 31, 2014 was $0.2 million and $0.3 million, respectively, and is included in other current liabilities on the condensed consolidated balance sheets.
Included in other current assets as of June 30, 2015 and December 31, 2014 are $0.8 million and $0.6 million, respectively, of deposits held with a third party related to requirements to maintain collateral for our insurance services.

Litigation
From time to time, we may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. We are not currently a party to any legal proceedings, nor are we aware of any pending or threatened litigation, that would have a material adverse effect on our business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.
In December 2014, we provided notice to a third-party service provider to terminate our agreement so we could transition services to a new third-party partner. In February 2015, the third-party service provider filed an injunction preventing us from transferring the service to the new third-party partner. No monetary claims were made and, at the time of issuance of our December 31, 2014 consolidated financial statements, we determined the incurrence of a material loss was not probable or reasonably possible and that an estimate of an amount of loss or a range of possible losses could not reliably be made. In May 2015, primarily to expedite the transition of services to the new third-party partner, we agreed to pay the third-party service provider $0.6 million, which we recorded in general and administrative expenses for the six months ended June 30, 2015.
On May 6, 2015, we paid the final earn-out payment relating to the acquisition of MyCase, Inc. of $2.4 million. On May 26, 2015, we received a letter from counsel for a former shareholder of MyCase alleging that we failed to make commercially reasonable efforts to cause the maximum earn-out of $6.6 million to be earned. This amount represents the maximum earn-out that could potentially have been earned by all former MyCase shareholders. The former shareholder also stated that he intends to pursue punitive damages. We believe the allegations are without merit and we plan to vigorously defend against them. Based on information currently available, we have determined that the amount of any possible loss or range of possible loss is not reasonably estimable and we have therefore not established a reserve or a range of possible loss.

Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. We have never paid a material claim, nor have we been sued in connection with these indemnification arrangements. As of June 30, 2015 and December 31, 2014, we had not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably possible and the amount or range of amounts of any such liability is not reasonably estimable.
9. Convertible Preferred Stock and Stockholders’ Equity (Deficit)
On June 30, 2015, we completed an IPO of our Class A common stock. Upon the closing of the IPO, all shares of our convertible preferred stock and common stock held prior to the IPO were converted into Class B common stock.
 Upon the effectiveness of the Amended and Restated Certificate of Incorporation of the Company on June 25, 2015, the number of shares of capital stock that is authorized to be issued was increased to 325,000,000 shares, of which 250,000,000 shares are Class A common stock, 50,000,000 shares are Class B common stock and 25,000,000 are undesignated preferred stock. The Class A common stock, Class B common stock and preferred stock have a par value of $0.0001 per share.

10. Stock-Based Compensation
Stock Options
A summary of our stock option activity for the six months ended June 30, 2015 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years
Options outstanding as of December 31, 2014	1,217	$3.12	8.2
Options granted	277	7.51
Options exercised	(295)	1.79
Options cancelled/forfeited	(58)	4.61
Options outstanding as of June 30, 2015	1,141	$4.45	8.7
The fair value of stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. Our stock-based compensation expense for stock options for the three months ended June 30, 2015 and 2014 was $167,000 and $30,000, respectively, and for the six months ended June 30, 2015 and 2014 was $269,000 and $55,000, respectively.

The following table summarizes information relating to our stock options granted during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options granted (in thousands)	82	42	277	119
Weighted average exercise price per share	$12.00	$3.28	$7.51	$3.28
Weighted average Black-Scholes model assumptions:
Risk-free interest rate	1.91%	1.97%	1.53%	1.89%
Expected term (in years)	6.0	6.0	6.2	6.0
Expected volatility	45%	49%	47%	49%
Expected dividend yield	—	—	—	—

As of June 30, 2015, the total remaining stock-based compensation expense for unvested stock options was $2.5 million, which is expected to be recognized over a weighted average period of 3.7 years.

Restricted Stock
Activity in connection with our restricted stock was as follows for the six months ended June 30, 2015 (number of shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested as of December 31, 2014	173	$1.64
Granted	50	8.78
Vested	(65)	1.50
Forfeited	—	—
Unvested as of June 30, 2015	158	$3.96
The restricted stock awards vest over a four-year period for employees and over a one-year period for non-employee directors. For the three months ended June 30, 2015 and 2014, we recognized stock-based compensation expense for restricted stock awards of $80,000 and $34,000, respectively and for the six months ended June 30, 2015 and 2014 of $143,000 and $67,000, respectively.
As of June 30, 2015, total remaining stock-based compensation expense for unvested restricted stock was $0.6 million, which is expected to be recognized over a weighted average period of 1.7 years.

11. Income Taxes
Our effective tax rate differs from the U.S. Federal statutory rate of 34% primarily because our losses have been offset by a valuation allowance due to uncertainty as to the realization of those losses.
For the six months ended June 30, 2015, we recorded income tax expense of $11,000 associated with the amortization of the tax deductible goodwill that is not an available source of income to realize the deferred tax asset.

12. Revenue and Other Information
Our chief operating decision maker reviews separate revenue information for our core solutions, Value+ and other service offerings as a measure of growth in the number of our customers and growth in the adoption and utilization of our core solutions and Value+ services by new and existing customers. The following table presents our revenue categories for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Core solutions	$7,697	$5,332	$14,831	$10,149
Value+ services	9,408	5,626	17,112	9,995
Other	1,320	636	2,330	1,284
Total revenues	$18,425	$11,594	$34,273	$21,428

Value+ services presented in the table above include subscriptions to website hosting services and contact center services. Other services included above are for one-time services related to on-boarding our core solutions as well as website design services.
Our revenue is generated primarily from U.S. customers. All of our property and equipment is located in the United States.
13. Subsequent Events
On July 8, 2015, in connection with our IPO, the underwriters exercised their over-allotment option in full to purchase an additional 930,000 shares of Class A common stock from the Company at a price of $12.00 per share. As a result of the exercise and closing of the over-allotment option, the aggregate gross proceeds to the Company was $11.2 million. The total net proceeds from the IPO was approximately $75.4 million.
On July, 16, 2015, we fully repaid the Term Loan and Revolving Facility and closed the Term Loan portion of the Credit Facility with Wells Fargo. For additional information regarding the Credit Facility, refer to Note 7, Long-term Debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report.
Overview
We provide industry-specific, cloud-based software solutions for small and medium-sized businesses or SMBs in the property management and legal industries. Our platform is designed to be the system of record to automate essential business processes and the system of engagement to enhance business interactions between our customers and their clients and vendors. Our mobile-optimized software solutions have a user-friendly interface across multiple devices, enabling our customers to work at any time and from anywhere. Our property management software provides small and medium-sized property managers with an end-to-end solution to their business needs, enabling them to manage properties quickly and easily in a single, integrated environment. Our legal software provides solo practitioners and small law firms with a streamlined practice and case management solution, allowing them to manage their practices and case load seamlessly within a flexible system. We also offer optional, but often mission-critical, Value+ services, such as our professionally designed websites and electronic payment services, which are seamlessly built into our core solutions.
We were formed in 2006 with a vision to revolutionize the way that SMBs grow and compete. We launched our first product, APM, a property management solution, in 2008. Recognizing that our customers would benefit from additional mission-critical services that they can purchase as needed, we launched our first Value+ service in 2009 by offering website design and hosting services to our property manager customers. Our websites give our customers a professional online presence and serve as the hub for our system of engagement. In 2010, we commenced the roll out of our electronic payments platform with the introduction of ACH payment processing and, in 2011, we launched resident screening as additional Value+ services. In 2012, we introduced our tenant liability insurance program as a further Value+ service. Also in 2012, after completing our market validation process, we decided to enter the legal market. We expedited our time-to-market by acquiring MyCase Inc. or MyCase, a legal practice and case management solution, and we leveraged our AppFolio Business System, including our experience gained in the property management vertical, to advance our software solution in the legal vertical. In 2013, we extended our website design and hosting services to our law firm customers and expanded our electronic payments platform by allowing residents to pay rent by Electronic Cash Payment and credit or debit card. In 2014, we launched an additional Value+ service for our property manager customers with our contact center to resolve or route incoming maintenance requests. In April 2015, we expanded the services offered to our property manager customers, giving them the ability to better spend, track and optimize their marketing investments through our acquisition of RentLinx, a software platform that allows customers to advertise rental houses and apartments online. Through our disciplined market validation approach and ongoing investment in product development, we continuously update our software solutions through new and innovative core functionality and Value+ services, as well as assess opportunities in adjacent markets and new verticals.
We have focused on growing our revenue by increasing the size of our customer base, retaining customers and increasing the adoption and utilization of our Value+ services by new and existing customers. We have achieved significant customer growth in a relatively short period of time. We define our customer base as the number of customers subscribing to our core solutions, exclusive of free trials, as identified by a unique customer identification code. Customers acquired through the RentLinx acquisition are included in our customer count only if they have a subscription to our core solution.
Customer count is summarized in the table below:

	As of June 30,
	2015	2014	% Change
Property manager	7,016	4,911	43%
Law firm	4,891	2,701	81%
We have invested in growth in a disciplined manner across our organization. As a result, our costs and operating expenses have increased significantly in absolute dollars primarily due to our significant growth in employees and personnel-related costs. For example, we increased our employee headcount from 332 employees as of June 30, 2014 to 528 employees as of June 30, 2015, representing a period-over-period increase of 59%. We intend to continue to invest across our organization. These investments to grow our business will continue to increase our costs and operating expenses on an absolute basis. Many of these investments will occur in advance of our realization of revenue or any other benefit and will make it difficult to determine if we are allocating our resources efficiently. We expect cost of revenue, research and product development expense, sales and marketing expense, and general and administrative expense to decrease as a percentage of revenue over the long term as revenue increases and we gain additional operating leverage in our business. As a result of this increased operating leverage, we expect our operating margins will improve over the long term.
To date, we have experienced rapid revenue growth due to our investments in research and product development, sales and marketing, customer service and support, and infrastructure. During the periods presented, we have derived more than 90% of our revenue from our property management solution, as it has been available for a longer period of time, is more established within its vertical with a larger customer base, and currently offers a greater number of Value+ services.
We have managed, and plan to continue to manage, our business towards the achievement of long-term growth that we believe will positively impact long-term stockholder value, and not towards the realization of short-term financial or business metrics, or short-term stockholder value.
Key Components of Results of Operations
Revenue
We charge our customers on a subscription basis for our core solutions and many of our Value+ services. Our subscription fees are designed to scale to the size of our customers’ businesses. We recognize subscription revenue ratably over the terms of the subscription agreements, which range from one month to one year. We generally invoice our customers for subscription services in monthly, quarterly or annual installments, typically in advance of the subscription period. As a result, we do not have significant deferred revenue because our invoicing is generally for periods less than one year. Revenue from subscription services is impacted by the change in the number and type of our customers, the size and needs of our customers’ businesses, our customer renewal rates, and the level of adoption of our Value+ subscription services by new and existing customers.
We also charge our customers usage-based fees for using certain Value+ services, although fees for electronic payment processing are generally paid by the clients of our customers. Usage-based fees are charged on a flat fee per transaction basis with no minimum usage commitments. We recognize revenue for usage-based services in the period the service is rendered. We generally invoice our customers for usage-based services on a monthly basis for services rendered in the preceding month. Revenue from usage-based services is impacted by the change in the number and type of our customers, the size and needs of our customers’ businesses, and the level of adoption and utilization of our Value+ usage-based services by new and existing customers.
We also offer our customers assistance with on-boarding our core solutions, as well as website design services. These services are generally purchased as part of a subscription agreement, and are typically performed within the first several months of the arrangement. We recognize revenue for these other services upon completion of the related service. We generally invoice our customers for other services in advance of the services being completed.
In April 2015, we acquired RentLinx which primarily generates revenue by providing online services that allow customers to advertise rental houses and apartments. Revenue related to RentLinx is currently being recorded under other services. In the future, we expect to offer these services as Value+ services to our customer base at which time we will classify this revenue as Value+.
Costs and Operating Expenses
Cost of Revenue. Cost of revenue consists of personnel-related costs (including salaries, incentive-based compensation, benefits, and stock-based compensation) for our employees focused on customer service and the support of our operations, platform infrastructure costs (such as data center operations and hosting-related costs), fees paid to third-party service providers, payment processing fees, and allocated shared costs. We typically allocate shared costs across our organization based on headcount within the applicable part of our organization. Cost of revenue excludes amortization of capitalized software development costs and acquired technology. We intend to continue to invest in customer service and support, and the expansion of our technology infrastructure, as we grow the number of our customers and roll out additional Value+ services.
Sales and Marketing. Sales and marketing expense consists of personnel-related costs (including salaries, sales commissions, incentive-based compensation, benefits, and stock-based compensation) for our employees focused on sales and marketing, costs associated with sales and marketing activities, and allocated shared costs. Marketing activities include advertising, online lead generation, lead nurturing, customer and industry events, industry-related content creation and collateral creation. Sales commissions and other incremental costs to acquire customers and grow adoption and utilization of our Value+ services by new and existing customers are expensed as incurred. We focus our sales and marketing efforts on generating awareness of our software solutions, creating sales leads, establishing and promoting our brands, and cultivating an educated community of successful and vocal customers. We intend to continue to invest in sales and marketing to increase the size of our customer base and increase the adoption and utilization of Value+ services by our new and existing customers.

Research and Product Development. Research and product development expense consists of personnel-related costs (including salaries, incentive-based compensation, benefits, and stock-based compensation) for our employees focused on research and product development, fees for third-party development resources, and allocated shared costs. Our research and product development efforts are focused on enhancing the ease of use and functionality of our existing software solutions by adding new core functionality, Value+ services and other improvements, as well as developing new products. We capitalize the portion of our software development costs that meets the criteria for capitalization. Amortization of software development costs is included in depreciation and amortization expense. We intend to continue to invest in research and product development as we continue to introduce new core functionality, roll out new Value+ services, develop new products, and expand into adjacent markets and new verticals.
General and Administrative. General and administrative expense consists of personnel-related costs (including salaries, incentive-based compensation, benefits, and stock-based compensation) for employees in our executive, finance, information technology, or IT, human resources and administrative organizations. In addition, general and administrative expense includes fees for third-party professional services (including consulting, legal and audit services), other corporate expenses, and allocated shared costs. We intend to incur incremental costs associated with supporting the growth of our business, both in terms of increased headcount and to meet the increased reporting requirements and compliance obligations associated with our transition to, and operation as, a public company. Such costs will include increases in our finance, IT, human resources and administrative personnel, additional consulting, legal and audit fees, insurance costs, board of directors’ compensation, the cost of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other costs associated with being a public company.
Depreciation and Amortization. Depreciation and amortization expense includes depreciation of property and equipment, amortization of capitalized software development costs and amortization of intangible assets. We depreciate or amortize property and equipment, software development costs and intangible assets over their expected useful lives on a straight-line basis, which approximates the pattern in which the economic benefits of the assets are consumed. Accounting guidance for internal-use software costs requires that we capitalize and then amortize qualifying internal-use software costs, rather than expense costs as incurred, which has the impact of shifting these expenses to a future period and reducing the impact of these costs on our financial results in the current period. As we continue to invest in our research and product development organization and the development or acquisition of new technology, we expect to have increased capitalized software development costs and incremental amortization.

Results of Operations
The following table sets forth our results of operations for the periods presented in dollars (in thousands) and as a percentage of revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%
Consolidated Statements of Operations Data:
Revenue	$18,425	100%	$11,594	100%	$34,273	100%	$21,428	100%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization) (1)	8,109	44	5,447	47	15,174	44	10,133	47
Sales and marketing (1)	6,239	34	3,717	32	11,948	35	7,207	34
Research and product development (1)	2,154	12	1,576	14	4,163	12	2,721	13
General and administrative (1)	3,707	20	1,485	13	7,099	21	2,384	11
Depreciation and amortization	1,431	8	886	8	2,614	8	1,703	8
Total costs and operating expenses	21,640	117	13,111	113	40,998	120	24,148	113
Operating loss	(3,215)	(17)	(1,517)	(13)	(6,725)	(20)	(2,720)	(13)
Other income (expense), net	(5)	—	(29)	—	(7)	—	(97)	—
Interest income (expense), net	(243)	(1)	11	—	(275)	(1)	37	—
Loss before income taxes	(3,463)	(18)	(1,535)	(13)	(7,007)	(21)	(2,780)	(13)
Provision for income taxes	(63)	—	—	—	11	—	—	—
Net loss	$(3,400)	(18)%	$(1,535)	(13)%	$(7,018)	(21)%	$(2,780)	(13)%

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$27	$16	$51	$32
Sales and marketing	28	10	51	20
Research and product development	7	7	12	14
General and administrative	150	17	231	33
Total stock-based compensation expense	$212	$50	$345	$99

Comparison of the Three and Six Months Ended June 30, 2015 and 2014

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Revenue	$18,425	$11,594	$6,831	59%	$34,273	$21,428	$12,845	60%
Revenue increased $6.8 million, or 59%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, reflecting mainly increased revenue from our property manager customers. The overall increase was primarily a result of an increase in revenue from Value+ services from $5.6 million to $9.4 million, or 67%, mainly driven by increased usage of our electronic payments platform and screening services by a larger customer base. The increase was also a result of an increase in revenue from our core solutions from $5.3 million to $7.7 million, or 44%, driven by growth in the number of our customers and strong customer renewal rates. The increase of $0.7 million, or 108%, in other revenue from $0.6 million to $1.3 million was primarily a result of incremental revenue from the April 2015 acquisition of RentLinx, which contributed $0.3 million during the period, an increase in revenue from website design services as well as an increase in fees for on-boarding our core solutions.
Revenue increased $12.8 million, or 60%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, reflecting mainly increased revenue from our property manager customers. The overall increase was primarily a result of an increase in revenue from Value+ services from $10.0 million to $17.1 million, or 71%, mainly driven by increased usage of our electronic payments platform and increased usage of our screening services by a larger customer base. The increase was also a result of an increase in revenue from our core solutions of $4.7 million, or 46%, driven by growth in the number of our customers and strong customer renewal rates. The increase of $1.0 million, or 81%, in other revenue from $1.3 million to $2.3 million was primarily a result of an increase in fees for on-boarding our core solutions, an increase in revenue from website design services as well as incremental revenue from the acquisition of RentLinx.

Cost of Revenue (Exclusive of Depreciation and Amortization)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$8,109	$5,447	$2,662	49%	$15,174	$10,133	$5,041	50%

Cost of revenue (exclusive of depreciation and amortization) increased $2.7 million, or 49%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was primarily a result of an increase in third-party costs of $1.4 million incurred to support the delivery of our software solutions, an increase in personnel-related costs of $1.0 million, and an increase in allocated costs of $0.2 million. The increase in third-party costs primarily relates to increased expenditures associated with increased adoption and utilization of certain Value+ services by our new and existing customers as evidenced by the 67% increase in revenue from Value+ services for the three-month period described above. The increase in personnel-related costs was primarily due to a substantial increase in headcount within our customer service and support organization to support the increased usage of Value+ services. The increase in allocated costs primarily relates to an increase in overhead costs, such as facility and IT costs, as we continued to expand our operations to support our growth.
Cost of revenue (exclusive of depreciation and amortization) increased $5.0 million, or 50%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was primarily a result of an increase in third-party costs of $2.6 million incurred to support the delivery of our software solutions, an increase in personnel-related costs of $1.8 million, and an increase in allocated costs of $0.6 million. The increase in third-party costs primarily relates to increased expenditures associated with increased adoption and utilization of certain Value+ services by our new and existing customers as evidenced by the 71% increase in revenue from Value+ services for the six-month period described above. The increase in personnel-related costs and allocated costs for the six months ended June 30, 2015 occurred for the same reasons described in the quarterly discussion, above.
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Sales and marketing	$6,239	$3,717	$2,522	68%	$15,174	$10,133	$5,041	50%

Sales and marketing expense increased $2.5 million, or 68%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was primarily a result of an increase in personnel-related costs of $1.7 million, an increase in marketing program costs of $0.6 million, and an increase in allocated costs of $0.3 million. The increase in personnel-related costs was primarily due to a substantial increase in headcount within our sales and marketing organization, an increase in sales commissions due to our revenue growth, and other incentive-based compensation. The increase in marketing program costs was primarily due to an expansion of online lead generation marketing programs to acquire new customers and marketing programs designed to expand adoption and utilization of our Value+ services by new and existing customers. The increase in allocated costs primarily relates to an increase in overhead costs, such as facility and IT costs, as we continued to expand our operations to support our growth.
Sales and marketing expense increased $5.0 million, or 50%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was primarily a result of an increase in personnel-related costs of $3.0 million, an increase in marketing program costs of $1.2 million, and an increase in allocated costs of $0.6 million. The increase in personnel-related costs, marketing program costs and allocated costs for the six months ended June 30, 3015 occurred for the same reasons described in the quarterly discussion above.
Research and Product Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Research and product development	$2,154	$1,576	$578	37%	$4,163	$2,721	$1,442	53%

Research and product development expense increased $0.6 million, or 37%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was primarily a result of an increase in personnel-related costs, net of capitalized software development costs, of $0.5 million. The increase in personnel-related costs was primarily due to a increase in headcount within our research and product development organization.

 Research and product development expense increased $1.4 million, or 53%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was primarily a result of an increase in personnel-related costs, net of capitalized software development costs, of $1.2 million. The increase in personnel-related costs for the six months ended June 30, 3015 occurred for the same reasons described in the quarterly discussion above.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
General and administrative	$3,707	$1,485	$2,222	150%	$7,099	$2,384	$4,715	198%

General and administrative expense increased $2.2 million, or 150%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was primarily a result of an increase in personnel-related costs of $1.3 million, legal fees of $0.2 million, and an increase in other costs of $0.7 million. The increase in personnel-related costs was primarily due to a substantial increase in headcount within our finance, IT and administrative organizations and $0.5 million related to incremental compensation we agreed to pay to certain RentLinx personnel subject to their continued employment with us. The increase in other costs primarily relates to an increase in professional fees in connection with our IPO and an increase in overhead costs, such as facility and IT costs, as we continued to expand our operations to support our growth.
General and administrative expense increased $4.7 million, or 198%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was primarily a result of an increase in other operating expenses of $2.7 million and personnel-related costs of $2.0 million. The increase in other operating expenses was mostly attributable to an increase in professional fees in connection with our IPO of $1.3 million, legal fees of $0.3 million associated with our acquisition of RentLinx, an accrual for a payment due to a third-party service provider to expedite our transition to a new third-party partner of $0.6 million and an increase in overhead costs, such as facility and IT costs, as we continued to expand our operations to support our growth. The increase in personnel-related costs was primarily due to a substantial increase in headcount within our finance, IT and administrative organizations and $0.5 million related to incremental compensation we agreed to pay to certain RentLinx personnel subject to their continued employment with us.
Depreciation and Amortization

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Depreciation and amortization	$1,431	$886	$545	62%	$2,614	$1,703	$911	53%
Depreciation and amortization expense increased $0.5 million, or 62%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was primarily due to increased amortization expense of $0.3 million associated with higher capitalized software development costs, increased amortization of intangible assets of $0.1 million from the acquisition of RentLinx in April 2015 and increased depreciation expense of $0.1 million related to capital purchases.
Depreciation and amortization expense increased $0.9 million, or 53%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was primarily due to increased amortization expense of $0.5 million associated with higher capitalized software development costs, increased depreciation expense of $0.2 million related to capital purchases and increased amortization of intangible assets of $0.1 million from the acquisition of RentLinx.
Interest Income (expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Interest income (expense)	$(243)	$11	$(254)	(2,309)%	$(275)	$37	$(312)	(843)%

Interest expense increased by $0.3 million for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014. The increase is primarily attributable to the interest expense associated with the Credit Facility we entered into with Wells Fargo on March 16, 2015.

Liquidity and Capital Resources
As of June 30, 2015, our principal sources of liquidity were cash and cash equivalents totaling $69.9 million, which were held primarily for working capital purposes. In June 2015, we completed our IPO, resulting in net proceeds of $65.1 million. As of June 30, 2015, we had a working capital of $56.2 million, compared to a working capital deficit of $5.7 million as of December 31, 2014. The increase in our working capital was primarily due to the cash raised in the IPO.
On March 16, 2015, we entered into a credit facility (the “Credit Facility”) comprised of a $10.0 million term loan (the “Term Loan”), and a $2.5 million revolving line of credit (the “Revolving Facility”) with Wells Fargo Bank, N.A ("Wells Fargo"). The Revolving Facility also provides for the issuance of letters of credit up to a sublimit of $0.3 million, subject to customary terms and fees. Borrowings under the Credit Facility bear interest at a fluctuating rate per annum equal to, at our option, (i) a base rate equal to the highest of (a) the federal funds rate plus 1/2 of 1%, (b) the London Interbank Offered Rate (“LIBOR”) for a one-month interest period plus 1% and (c) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its prime rate, in each case plus an applicable margin of 5%, or (ii) LIBOR for the applicable interest period plus an applicable margin of 6%. The applicable margin is subject to step-downs upon achievement of certain senior leverage ratios. Interest is due and payable monthly. We are also required to pay an annual fee of ½ of 1% of the unused portion of the Revolving Facility.
As of June 30, 2015, $10.0 million was outstanding under the Term Loan and $0.2 million was outstanding under the Revolving Facility.
On July 8, 2015, in connection with our IPO, the underwriters exercised their over-allotment option in full to purchase an additional 930,000 shares of our Class A common stock at a price of $12.00 per share, resulting in an additional $10.4 million in net proceeds to us.  As a result, the aggregate net proceeds from the IPO were approximately $75.4 million.  The increase in net proceeds as a result of the closing of the overallotment option resulted in a commensurate increase in our working capital balance as of the closing date.

On July 16, 2015, we made an optional prepayment in full of the Term Loan and we became obligated to pay the related $0.2 million prepayment premium. Wells Fargo agreed with us that the prepayment premium is not payable until the earlier of September 1, 2015 and the date we terminate the Revolving Facility in full (the earliest of those dates being referred to as the “Due Date”). Wells Fargo also agreed with us that if we agree to a renegotiated revolving credit facility with them, and we pay them a closing fee of at least $0.2 million in connection with the new revolving credit facility before the Due Date, they will waive the $0.2 million prepayment premium payable to them for the Term Loan prepayment. For additional information regarding the term loan, refer to Note 7, Long-term Debt in the Notes to Condensed Consolidated Financial Statements.
We believe that our existing cash and cash equivalents balance will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Our future capital requirements will depend on many factors, including the continued market acceptance of our software solutions, the change in the number of our customers, the adoption and utilization of our Value+ services by new and existing customers, the timing and extent of the introduction of new core functionality and Value+ services in our existing markets and verticals, the timing and extent of our expansion into adjacent markets or new verticals and the timing and extent of our investments across our organization. In addition, we may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies or intellectual property rights.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2015	2014

Net cash (used in) provided by operating activities	$(2,807)	$76
Net cash used in investing activities	(8,715)	(3,289)
Net cash provided by financing activities	76,034	130
Net cash increase (decrease) in cash and cash equivalents	$64,512	$(3,083)
Cash (Used in) Provided by Operating Activities
The primary source of operating cash inflows is cash collected from our customers for core and Value+ services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
For the six months ended June 30, 2015, cash used in operating activities was $2.8 million resulting from our net loss of $7.0 million, adjusted by non-cash charges of $3.0 million and a net increase in our operating assets and liabilities of $1.0 million. The net increase in our operating assets and liabilities was primarily the result of an increase of $1.1 million in accrued employee expenses related to an overall increase in personnel-related costs, and increases of $0.6 million and $0.9 million in accrued expenses and accounts payable, respectively, related to professional fees associated with our acquisition of RentLinx and an accrual for a payment due to a third-party service provider to expedite our transition to a new third-party partner. These increases were offset by a $1.2 million increase in accounts receivable related to increased sales.
For the six months ended June 30, 2014, cash provided by operating activities was $76,000 resulting from our net loss of $2.8 million adjusted by non-cash charges of $1.8 million and a net increase in our operating assets and liabilities of $1.0 million. The net increase in our operating assets and liabilities was primarily the result of a $0.8 million increase in accounts payable due to an increase in expenditures associated with the overall growth of our business, and a $0.5 million increase in deferred revenue as a result of increased subscription sales offset by an increase of approximately $0.6 million in accounts receivable related to increased sales of Value+ services.
Cash Used in Investing Activities
For the six months ended June 30, 2015, investing activities used $8.7 million in cash primarily as a result of $4.0 million of cash used for the acquisition of RentLinx , an increase in capitalized software development costs of $3.2 million, and an increase in capital expenditures of $1.5 million to purchase property and equipment.
For the six months ended June 30, 2014, investing activities used $3.3 million in cash primarily as a result of an increase in capitalized software development costs of $2.0 million, and an increase in capital expenditures of $1.2 million to purchase property and equipment.
Cash Provided by Financing Activities
For the six months ended June 30, 2015, financing activities provided $76.0 million in cash primarily as a result of proceeds from the IPO, net of offering costs, and borrowings under our credit facility, net of payments related to debt financing costs offset by a $2.4 million earnout payment relating to our 2012 acquisition of MyCase.
For the six months ended June 30, 2014, financing activities provided $0.1 million in cash primarily as a result of proceeds from the exercise of stock options.

Contractual Obligations and Other Commitments
As of June 30, 2015, the outstanding borrowings under the Credit Facility were $10.2 million. In July 2015, we repaid all of the outstanding principal and interest outstanding on the Term Loan and Revolving Facility with Wells Fargo.
In April 2015, we entered into a new operating lease to expand our office space, which increased our minimum non-cancellable lease obligations by $1.7 million during the period from July 2015 through November 2020. In addition, in April 2015, in conjunction with the acquisition of RentLinx, we agreed to pay approximately $1.0 million to certain individuals subject to their continued employment with us.
In May 2015, we paid the contingent consideration associated with the MyCase acquisition of $2.4 million.

Off-Balance Sheet Arrangements
As of June 30, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or for other purposes.

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies within our condensed consolidated financial statements.

Item 3. Qualitative and Quantitative Disclosure about Market Risk
Interest Rate Risk
We had cash and cash equivalents of $69.9 million as of June 30, 2015, consisting of bank deposits and money market funds. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
The borrowings under our credit facility are at variable interest rates, and capital lease obligations are generally at fixed rates.

Inflation Risk and Foreign Currency Risk

We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in inflation rates or foreign currency rates.

As of June 30, 2015, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risk” section of our prospectus filed with the SEC on June 26, 2015 pursuant to Rule 424(b) of the Securities Act.

Item 4. Controls and Procedures

DOCSOC/1717612v1/100382-0017

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that no evaluation of controls can provide absolute assurance that all control issues within a company have been detected. In addition, the design of disclosure controls and procedures must reflect the fact that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.
As disclosed in the section entitled “Risk Factors” in Part I, Item 1A of this Quarterly Report, we previously concluded that we have material weaknesses in our internal control over financial reporting resulting from our failure to design or maintain an effective control environment with sufficient personnel with an appropriate level of accounting and financial reporting expertise with respect to the accounting for non-routine, complex transactions, which contributed to a material weakness in our accounting policies and procedures designed to address the accounting for unusual or complex transactions. Because of the material weaknesses in our internal control over financial reporting, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report at the reasonable assurance level. However, our management, including our principal executive officer and principal financial officer, has concluded that, notwithstanding the identified material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Management’s Remediation Efforts
We continued our efforts to remediate the identified material weaknesses in our internal control over financial reporting during the second quarter of 2015, including by:

•	hiring additional personnel in our accounting and finance function to review complex and non-routine transactions; and

•	designing and implementing improved processes and internal controls, including ongoing senior management review.

Our remediation efforts are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate these material weaknesses until we have completed our remediation efforts and subsequent evaluation of their effectiveness. Following this evaluation, we may conclude that additional measures are required to be implemented, which may necessitate the expenditure of additional resources.
Changes in Internal Control over Financial Reporting
As discussed above, during the period covered by this Quarterly Report, management continued to implement measures to remediate the previously identified material weaknesses in our internal control over financial reporting. Except for the remediation efforts described above, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings and claims arising in the ordinary course of our business. Although the results of legal proceedings and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not, individually or in the aggregate, have a material adverse effect on our business, operating results, financial condition or cash flows. However, regardless of the outcome, litigation can have an adverse impact on us because of legal costs, diversion of management time and resources, and other factors.

Item 1A. Risk Factors
An investment in our Class A common stock involves risks. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report and in our other public filings with the SEC before making an investment decision. If any of the following risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that case, the trading price of our Class A common stock may decline, and you could lose all or part of your investment.
Risks Related to Our Business and Our Industry
If we are unable to enter new verticals, or if our software solution for any new vertical fails to achieve market acceptance, our operating results could be adversely affected and we may be required to reconsider our growth strategy.
Our growth strategy is dependent, in part, on leveraging our AppFolio Business System, including our common technology platform, to expand into new verticals. However, we may be unable to identify new verticals that meet our criteria for selecting industries that cloud-based solutions are ideally suited to address. In addition, our market validation process may not support entry into selected verticals due to our perception of the overall market opportunity or of the willingness of market participants within those verticals to adopt our software solutions. Further, we may prefer to pursue alternative growth strategies, such as entry into markets that are adjacent to the markets in which we currently participate within our existing verticals.
Even if we choose to enter new verticals, our market validation process does not guarantee our success in any particular vertical. We may be unable to develop a software solution for a new vertical in time to take advantage of the identified market opportunity, and any delay in our time-to-market could expose us to additional competition or other factors that could impede our success. In addition, any software solution we develop for a new vertical may not provide the functionality required by potential customers and, as a result, may not achieve widespread market acceptance within the new vertical. To the extent we choose to enter new verticals, we may invest significant resources to develop and expand the functionality of our software solutions to meet the needs of customers in those verticals, which investments will occur in advance of our realization of revenue from them. If we elect not to enter new verticals in the future, or if we choose to enter new verticals and do so without achieving market acceptance for our software solutions, our reputation could be harmed, our operating results could be adversely affected, and we may be required to reconsider our growth strategy.
In addition, while we expedited our entry into the legal vertical through the acquisition of MyCase in 2012, our practice and case management solution is in an earlier stage of development than APM, our property management solution, and we are in the process of expanding the core functionality and Value+ services associated with our legal software. We face significant competition in the legal market from both vertical software vendors and cloud-based solution providers that offer one or more point solutions. There can be no assurance that we will be able to achieve market acceptance for our legal software at or near the levels achieved by our property management software. The success of our vertical market strategy depends, in part, on our ability to continue to significantly increase the number of our law firm customers and the revenue derived from them, and our failure to achieve these objectives could have an adverse impact on our operating results.
We have a limited operating history and have incurred significant operating losses. As a result of continuing investments across our organization to grow our business, we do not expect to be profitable for the foreseeable future.
We were formed in 2006 and launched our first product, APM, in 2008. We expedited our entry into the legal vertical through the acquisition of MyCase in 2012. As a result, we have a limited operating history and limited experience selling our software solutions, especially within the legal vertical. These and other factors combine to make it more difficult for us to accurately forecast our future operating results, which in turn makes it more difficult for us to prepare accurate budgets and implement strategic plans. We expect that this uncertainty will continue to exist in our business for the foreseeable future, and will be exacerbated to the extent we introduce new functionality, or enter adjacent markets or new verticals.

We have incurred net losses in each fiscal period since our formation. We incurred net losses of $7.3 million, $8.6 million, $2.8 million and $7.0 million for the years ended December 31, 2013 and 2014, and for the six months ended June 30, 2014 and 2015, respectively. As of December 31, 2014 and June 30, 2015, we had an accumulated deficit of $53.0 million and $60.0 million, respectively. These losses and this accumulated deficit reflect the substantial investments we have made across our organization to develop our software solutions and capitalize on our market opportunity. In order to implement our business strategy, we intend to continue to make substantial investments in, among other things:

•
our research and product development organization to enhance the ease of use and functionality of our software solutions by adding new core functionality, Value+ services and other improvements to address the evolving needs of our customers, as well as to develop new products for adjacent markets and new verticals;

•	our customer service organization to deepen our relationships with our customers, assist our customers in achieving success through the use of our software solutions, and promote customer retention;

•
our sales and marketing organization, including expansion of our direct sales organization and marketing programs, to increase the size of our customer base, increase adoption and utilization of Value+ services by our new and existing customers, and enter adjacent markets and new verticals;

•
maintaining and expanding our technology infrastructure and operational support, including data center operations, to promote the security and availability of our software solutions, and support our growth; and

•
our general and administrative functions, including hiring additional finance, IT, human resources and administrative personnel, to support our growth and assist us in achieving and maintaining compliance with public company reporting and compliance obligations.

As a result of our continuing investments to grow our business in these and other areas, we expect our expenses to increase significantly, and we do not expect to be profitable for the foreseeable future. Even if we are successful in increasing our customer base, and increasing revenue from new and existing customers, we may not be able to generate additional revenue in amounts that are sufficient to cover our expenses. We may incur significant losses in a particular period for a number of reasons, including as a result of the other risks and uncertainties described elsewhere in this Quarterly Report. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability over any particular period of time. Any additional operating losses will have a negative impact on our stockholders’ deficit.
We manage our business towards the achievement of long-term growth, which may not be consistent with the short-term expectations of some investors, and may cause significant fluctuations in our quarterly results.
We plan to continue to manage our business towards the achievement of long-term growth that we believe will positively impact long-term stockholder value, and not towards the realization of short-term financial or business metrics, or short-term stockholder value. If opportunities arise that might cause us to sacrifice our performance with respect to short-term financial or business metrics, but that we believe are in the best interests of our stockholders, we will take those opportunities.
We focus on growing our customer base by launching new and innovative core functionality and Value+ services to address our customers’ evolving business needs, developing new products for adjacent markets and additional verticals, and improving the experience of our users across our targeted verticals. We prioritize product innovation and user experience over short-term financial or business metrics. We will make product decisions that reduce our short-term operating results if we believe that these decisions are consistent with our strategic objective to achieve long-term growth. These decisions may not be consistent with the short-term expectations of some investors, and may cause significant fluctuations in our operating results from period to period. In addition, notwithstanding our intention to make strategic decisions that positively impact long-term stockholder value, the decisions we make may not produce the long-term benefits we expect.
Our executive officers, directors and principal stockholders control a majority of the combined voting power of our outstanding capital stock. As a result, they are able to exercise significant influence and control over the establishment and implementation of our future business plans and strategic objectives, as well as control all matters submitted to our stockholders for approval. These persons may manage our business in ways with which you disagree and which may be adverse to your interests.
Actual or perceived security vulnerabilities in our software solutions, breaches of our security controls or other unauthorized access to our customers’ data could reduce market acceptance of our software solutions and cause us to lose customers.
In providing our software solutions, we store and transmit large amounts of our customers’ data, including sensitive and proprietary data. Our software solutions are typically the system of record and system of engagement for all or a portion of our customers’ businesses, and the data processed through our software solutions is critical to their businesses. Cyber-attacks and other malicious Internet-based activity continue to increase in frequency and magnitude as evidenced by the recent targeting of a number of media and technology companies. As our business grows, the number of users of our software solutions, as well as the amount of information we store, is increasing, and our brands are becoming more widely recognized. We believe these factors combine to elevate the risk that we will become a target for this type of malicious activity. Techniques used to sabotage, or to obtain unauthorized access to, systems or networks change frequently and generally are not recognized until launched against a target. Therefore, we may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventive measures. In addition, some of our third-party partners also collect information from transactions with our customers, and these third parties are subject to similar threats of cyber-attacks and other malicious Internet-based activity.
If our security measures, or the security measures of our third-party partners, are breached as a result of negligence, wrongdoing or malicious activity on the part of our employees, our partners’ employees or our customers’ employees, or as a result of any error, product defect or otherwise, and this results in the disruption of the confidentiality, availability or integrity of our customers’ data, we could incur liability to our customers and to individuals or organizations whose information was being stored by our customers, as well as fines from payment processing networks, and regulatory action by governmental bodies. If we experience a widespread security breach, we cannot be certain that our insurance coverage will be sufficient to compensate us for liabilities actually incurred or that insurance will continue to be available to us on reasonable terms, or at all. In addition, any breaches of our security controls or other unauthorized access to our customers’ data could result in reputational damage, adversely affect our ability to attract new customers and cause existing customers to reduce or discontinue the use of our software solutions, all of which could harm our business and operating results. Furthermore, the perception by our current or potential customers that our software solutions could be vulnerable to security breaches, even in the absence of a particular problem or threat, could reduce market acceptance of our software solutions and cause us to lose customers.
Service outages and other performance problems associated with our technology infrastructure could harm our reputation.
We have experienced significant growth in the number of users and the amount of data that our technology infrastructure supports, and we expect this growth to continue. We seek to maintain sufficient excess capacity in our technology infrastructure to meet the needs of all of our customers, including to facilitate the expansion of existing customer deployments and the provisioning of new customer deployments. In addition, we need to properly manage our technology infrastructure in order to support version control, changes in hardware and software parameters, and the evolution of our software solutions. However, the provision of new hosting infrastructure requires significant lead-time.
We have experienced, and may in the future experience, website disruptions, service outages and other performance problems with our technology infrastructure. These problems may be caused by a variety of factors, including infrastructure changes, power or network outages, fire, flood or other natural disasters affecting our data centers, human or software errors, viruses, security breaches, fraud or other malicious activity, spikes in customer usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these service outages and performance problems within an acceptable period of time. If our technology infrastructure fails to keep pace with the increased number of users and amount of data, or if we are unable to avoid service outages and performance problems, or to resolve them quickly, it could adversely affect our ability to attract new customers, result in the loss of existing customers and harm our reputation, all of which could adversely affect our business and operating results.
Errors, defects or other disruptions in our software solutions could harm our reputation and result in significant expenditures to correct the problem.
Our customers use our software solutions to manage critical aspects of their businesses, and any errors, defects or other disruptions in the performance of our software solutions may result in loss of or damage to our customers’ data and disruption to our customers’ businesses, which could harm our reputation. We provide continuous updates to our software solutions and, while our software updates undergo extensive testing prior to their release, these updates may contain undetected errors when first introduced. In the past, we have discovered errors, failures, vulnerabilities and bugs in our software updates after they have been released, and similar problems may arise in the future. Real or perceived errors, failures, vulnerabilities or bugs in our software solutions could result in negative publicity, loss of customers, delay in market acceptance of our software solutions, loss of competitive position, withholding or delay of payment to us, claims by customers for losses sustained by them and potential litigation. In any such event, we may be required to expend additional resources in order to help correct the problem or, in order to address customer service or reputational concerns, we may choose to expend additional resources to take corrective action even where not required. The costs incurred in correcting any material errors, defects or other disruptions could be substantial and there may not be any corresponding increase in revenue to offset these costs. In addition, we may not carry insurance sufficient to compensate us for any losses that may result from claims arising from errors, defects or other disruptions in our software solutions.
We face a number of risks in our payment processing business that could adversely affect our operating results.
In connection with our electronic payment services, we process payments and subsequently submit these payments to our customers after varying clearing times established by us. These payments are settled through our sponsoring clearing bank and, in the case of electronic funds transfers, or EFT, through our Originating Depository Financial Institutions, or ODFIs, pursuant to agreements with one or more national banking institutions that we may contract with from time to time. Our electronic payment services subject us to a number of risks, including, but not limited to:

•
liability for customer costs related to disputed or fraudulent transactions if those costs exceed the amount of the customer reserves we have during the clearing period or after payments have been settled to our customers;

•	electronic processing limits on the amounts that any single ODFI, or collectively all of our ODFIs, will underwrite;

•	reliance on sponsoring clearing banks, card payment processors and other electronic payment partners to process electronic transactions;

•

•	failure by us or our partners to adhere to applicable laws, regulations and standards that may legally or contractually apply to the provision of electronic payment services;

•	continually evolving and developing laws and regulations governing money transmission and anti-money laundering, the application or interpretation of which is not clear in some jurisdictions;

•	incidences of fraud, a security breach, an error, defect, failure, vulnerability or bug in our electronic payments platform, or our failure to comply with required external audit standards; and

•	our inability to increase our fees at times when our electronic payment partners increase their transaction processing fees.
If any of these risks related to our electronic payment services were to materialize, our business or operating results could be negatively affected. Although we attempt to structure and adapt our electronic payment services to comply with complex and evolving laws, regulations and standards, our efforts do not guarantee compliance. In the event that we are found to be in violation of our legal or contractual requirements, we may be subject to monetary fines or penalties, cease and desist orders, mandatory product changes, or other liabilities that could have an adverse effect on our operating results.
Additionally, with respect to the processing of EFTs, we are exposed to financial risk. EFTs between our customer and another user may be returned for various reasons such as insufficient funds or stop payment orders. These returns are charged back to the customer by us. However, if we or our sponsoring clearing bank is unable to collect such amounts from the customer’s account or if the customer refuses or is unable to reimburse us for the chargeback, we bear the risk of loss for the amount of the transfer. While we have not experienced material losses resulting from chargebacks in the past, there can be no assurance that we will not experience significant losses from chargebacks in the future.
Evolution and expansion of our electronic payment services may subject us to additional risks and regulatory requirements.
The evolution and expansion of our electronic payment services may subject us to additional risks and regulatory requirements, including laws and regulations governing money transmission and anti-money laundering. These requirements vary throughout the markets in which we operate, and several jurisdictions lack clarity in the application and interpretation of these rules. Our efforts to comply with these rules could require significant management time and effort, as well as significant expenditures, and will not guarantee our compliance with all regulatory requirements, especially given that the applicable regulatory frameworks are constantly changing and subject to evolving interpretation. While we maintain a compliance program focused on applicable laws and regulations throughout our applicable industries, there is no guarantee that we will not be subject to fines, penalties or other regulatory actions in one or more jurisdictions, or be required to adjust our business practices to accommodate future regulatory requirements.
Our quarterly results may fluctuate significantly and period-to-period comparisons of our results may not be meaningful.
Our quarterly results, including the levels of our revenue, costs and operating expenses, and operating margins, may fluctuate significantly in the future, and period-to-period comparisons of our results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of our future performance. In addition, our quarterly results may not fully reflect the underlying performance of our business.
Factors that may cause fluctuations in our quarterly results include, but are not limited to:

•	our ability to retain our existing customers, and to expand adoption and utilization of our core solutions and Value+ services by our existing customers;

•

•	our ability to attract new customers, the type of customers we are able to attract, the size and needs of their businesses, and the cost of acquiring these new customers;

•	our ability to convert customers who start their accounts on a free trial into paying subscribers;

•	the mix of our core solutions and Value+ services sold during the period;

•	variations in the timing of sales of our core solutions and Value+ services as a result of trends impacting the verticals in which we sell our software solutions;

•	the timing and market acceptance of new core functionality, Value+ services and other products introduced by us and our competitors;

•	changes in our pricing policies or those of our competitors;

•	the timing of our recognition of revenue;

•	the amount and timing of costs and operating expenses related to the maintenance and expansion of our business, infrastructure and operations;

•	the amount and timing of costs and operating expenses associated with assessing or entering adjacent markets or new verticals;

•
the amount and timing of costs and operating expenses related to the development or acquisition of businesses, services, technologies or intellectual property rights, and potential future charges for impairment of goodwill from these acquisitions;

•	the timing and impact of security breaches, service outages or other performance problems with our technology infrastructure and software solutions;

•	the timing and costs associated with legal or regulatory actions;

•	changes in the competitive dynamics of our industry, including consolidation among competitors, strategic partners or customers;

•	loss of our executive officers or other key employees;

•	industry conditions and trends that are specific to the verticals in which we sell or intend to sell our software solutions; and

•	general economic and market conditions.
Fluctuations in quarterly results may negatively impact the value of our Class A common stock, regardless of whether they impact or reflect the overall performance of our business. If our quarterly results fall below the expectations of investors or any securities analysts who follow our stock, or below any guidance we may provide, the price of our Class A common stock could decline substantially.
Business management software for SMBs is a relatively new and developing market and, if the market develops more slowly than we expect or declines, our operating results could be adversely affected.
We currently provide cloud-based business management software for SMBs in the property management and legal industries and, as part of our business strategy, we will assess entry into new verticals. While the overall market for cloud-based business management software is rapidly growing, it is not as mature as the market for legacy on-premise software applications. In addition, when compared to larger enterprises, SMBs have not historically purchased enterprise resource planning or other enterprise-wide software systems to manage their businesses due to the cost and complexity of implementing such systems, which generally did not address their industry-specific needs. Furthermore, a number of widely adopted cloud-based solutions have not traditionally targeted SMBs. As a result, many SMBs still run their businesses using manual processes and disparate software systems that are not web-optimized, while others may have invested substantial resources to integrate a variety of point solutions into their organizations to address one or more specific business needs and, therefore, may be reluctant to migrate to a vertical cloud-based solution designed to apply to their entire business. Because we derive, and expect to continue to derive, substantially all of our revenue from sales of our cloud-based business management software to SMBs in our targeted verticals, our success will depend, to a substantial extent, on the widespread adoption by SMBs in these verticals of cloud computing in general and of cloud-based business management software in particular.
The market for industry-specific, cloud-based business management software for SMBs, both generally, and specifically within the property management and legal industries, is evolving and, in comparison to the overall market for cloud-based solutions, is relatively small. The continued expansion of this market depends on numerous factors, including:

•	the cost and perceived value associated with cloud-based business management software relative to on-premise software applications and disparate point solutions;

•	the ability of cloud-based solution providers to offer SMBs the functionality they need to operate and grow their businesses;

•
the willingness of SMBs to transition from their existing software systems, or otherwise alter their existing businesses practices, to migrate their businesses to a vertical cloud-based business management software solution; and

•	the ability of cloud-based solution providers to address security, privacy, availability and other concerns.
If cloud-based business management software does not achieve widespread market acceptance among SMBs, our revenue may increase at a slower rate than we expect and may even decline, which could adversely affect our operating results. In addition, it is difficult to estimate the rate at which SMBs will be willing to transition to vertical cloud-based business management software in any particular period, which makes it difficult to estimate the overall size and growth rate of the market for cloud-based business management software for SMBs at any given point in time or to forecast growth in our revenue or market share.
Our estimates of market opportunity are subject to significant uncertainty and, even if the markets in which we compete meet or exceed our size estimates, we could fail to increase our revenue or market share.
Market opportunity estimates are subject to significant uncertainty and are based on assumptions and estimates, including our internal analysis and industry experience. Assessing the market for industry-specific, cloud-based business management software for SMBs is particularly difficult due to a number of factors, including limited available information and rapid evolution of the market. If we had made different assumptions or estimates, our estimates of market opportunity could have been materially different.
In addition, even if the markets in which we compete meet or exceed our size estimates, our business could fail to grow in line with our forecasts, or at all, and we could fail to increase our revenue or market share. Our growth, and our ability to serve a significant portion of our target markets, will depend on many factors, including our success in executing our business strategy, which is subject to many risks and uncertainties, including the other risks and uncertainties described elsewhere in this Quarterly Report.

If we are unable to introduce successful enhancements, including new and innovative core functionality and Value+ services for our existing verticals, or new products for adjacent markets or additional verticals, our business could be adversely affected.
The software industry in general, and in our targeted verticals in particular, is characterized by rapid technological advances, changing industry standards, evolving customer requirements and intense competition. Our ability to attract new customers, increase revenue from our existing customers, and expand into adjacent markets depends, in part, on our ability to enhance the functionality of our existing software solutions by introducing new and innovative core functionality and Value+ services that keep pace with technological developments, and provide functionality that addresses the evolving business needs of our customers. In addition, our growth over the long term depends, in part, on our ability to introduce new products for adjacent markets or additional verticals that we identify through our market validation process. Market acceptance of our current and future software solutions will depend on numerous factors, including:

•	the unique functionality of our software solutions and the extent to which our software solutions meet the business needs of our customers;

•	the perceived benefits of our cloud-based business management software solutions relative to on-premise software applications or other competitive products;

•	the pricing of our software solutions relative to competitive products;

•	perceptions about the security, privacy and availability of our software solutions relative to competitive products;

•	time-to-market of our new core functionality, Value+ services and products; and

•	perceptions about the quality and responsiveness of our customer service organization.
If we are unable to successfully enhance the functionality of our existing software solutions, including our core solutions and Value+ services, and develop new products that gain market acceptance in adjacent markets and additional verticals, our revenue may increase at a slower rate than we expect and may even decline, which could adversely affect our operating results.
Our business depends substantially on existing customers renewing their subscriptions with us and expanding their use of our Value+ services, and a decline in customer renewal rates, or failure to convince existing customers to adopt and utilize our Value+ services, would harm our operating results.
In order for us to maintain or increase our revenue and improve our operating results, it is important that our existing customers continue to pay subscription fees for the use of our core solutions, as well as increase their adoption and utilization of our Value+ services. Our customers that start their accounts using a 30-day free trial have no obligation to begin a paid subscription.

In addition, our customers have no obligation to renew their subscriptions with us upon expiration of their subscription periods, which range from one month to one year. We cannot assure you that our customers will renew their subscriptions with us. In addition, although a significant portion of our revenue growth has historically resulted from the adoption and utilization of our Value+ services by our existing customers, we cannot assure you that our existing customers will continue to broaden their adoption and utilization of our Value+ services, or use our Value+ services at all. If our existing customers do not renew their subscriptions and increase their adoption and utilization of our existing or newly developed Value+ services, our revenue may increase at a slower rate than we expect and may even decline, which could adversely impact our operating results.
Word-of-mouth referrals represent a significant source of new customers for us and provide us with an opportunity to cost-effectively market and sell our software solutions. The loss of our existing customers, or the failure of our existing customers to adopt and use additional Value+ services, could have a significant impact on our reputation in our targeted verticals and our ability to acquire new customers cost-effectively. A reduction in the number of our existing customers, even if offset by an increase in new customers, could have the impact of reducing our revenue and operating margins.

In an effort to retain our customers and to expand our customers’ adoption and utilization of our Value+ services, we may choose to use increasingly costly sales and marketing efforts. In addition, we may make significant investments in research and product development to introduce Value+ services that ultimately are not broadly adopted by our customers, which could result in a significant increase in costs without a corresponding increase in revenue. Furthermore, we may fail to identify Value+ services that our customers need for their businesses, in which case we could miss opportunities to increase our revenue.
We expect to continue to derive a significant portion of our revenue from our property manager customers, and factors resulting in a loss of these customers could adversely affect our operating results.
Historically, more than 90% of our revenue has been derived from APM, our property management solution, and we expect that our property manager customers will continue to account for a significant portion of our revenue for the foreseeable future. The businesses of our property manager customers are typically significantly larger than those of our law firm customers. In addition, our property management solution has been available for longer, is more established within its vertical with a larger customer base, and currently offers a greater number of Value+ services. We could lose property manager customers as a result of numerous factors, including:

•	the expiration or termination of subscription agreements;

•	the introduction of competitive products or technologies;

•	changes in pricing policies by us or our competitors;

•	acquisitions or consolidations within the industry;

•	bankruptcies or other financial difficulties facing our customers; and

•	conditions or trends that are specific to the property management industry.
The loss of a significant number of our property manager customers, or the loss of even a small number of our larger property manager customers, could cause our revenue to increase at a slower rate than we expect or even decline. In addition, we may be unable to grow revenue from our existing property manager customers by increasing their adoption and utilization of our Value+ services. Even if we continue to experience significant growth in our customer base within the legal vertical, it may be insufficient to offset slower growth or a decline in the property management business, which could adversely affect our operating results.
Our growth depends in part on the success of our strategic relationships with third parties.
In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including our data center operators, electronic payment partners and other third parties that support delivery of our software solutions. Identifying partners, negotiating agreements and maintaining relationships requires significant time and resources. Our competitors may be more effective than us in cost-effectively building relationships with third parties that enhance their products and services, allow them to provide more competitive pricing, or offer other benefits to their customers. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of current and potential strategic partners willing to establish or maintain relationships with us, and could increase the price at which products or services are available to us. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired, which could negatively impact our operating results. Even if we are successful, we cannot assure you that these relationships will result in increased customer adoption and usage of our software solutions or improved operating results. Furthermore, if our partners fail to perform as expected, we may be subjected to litigation, our reputation may be harmed, and our business and operating results could be adversely affected.

We depend on data centers and computing infrastructure operated by third parties and any disruption in these operations could adversely affect our operating results.
We currently serve our customers through a combination of our own servers located in third-party data center facilities, and servers and data centers operated by Amazon. While we control and have access to our own servers and the other components of our network that are located in our external data centers, we do not control the operation of any of these third-party data center facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our third-party data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruptions in connection with doing so.
Problems faced by our third-party data center operators, or with any of the service providers with whom we or they contract, could adversely affect the experience of our customers. Our third-party data center operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our third-party data center operators, or any of the service providers with whom we or they contract, may have negative effects on our business. Additionally, if our data centers are unable to keep up with our growing needs for capacity or any spikes in customer demand, it could have an adverse effect on our business. Any changes in third-party service levels at our data centers could result in loss of or damage to our customers’ stored information and service interruptions, which could hurt our reputation. These issues could also cause us to lose customers, harm our ability to attract new customers, or subject us to potential liability, any of which could adversely affect our operating results.
Our systems are not fully redundant, and we have not yet implemented a complete disaster recovery plan or business continuity plan. Although the redundancies we do have in place will permit us to respond, at least to some degree, to service outages, our third-party data centers are vulnerable in the event of failure. We do not yet have adequate structure or systems in place to recover from a data center’s severe impairment or total destruction, and recovery from the total destruction or severe impairment of any of our third-party data centers could be difficult and may not be possible at all.
We use third-party service providers for important payment processing and reporting functions and their failure to fulfill their contractual obligations could harm our reputation and disrupt our business.
We use payment processing organizations and other service providers to enable us to provide electronic payment services to our customers, including EFT, and access to various reporting tools, such as background and credit checks. As a result, we have significantly less control over these payment processing and reporting functions than if we were to maintain and operate them ourselves. In some cases, functions necessary to our business are performed on proprietary third-party systems and software to which we have no access. We also generally do not have long-term contracts with these organizations and service providers. In addition, some of these organizations and service providers compete with us by directly or indirectly selling payment processing or reporting services to customers. The failure of these organizations and service providers to renew their contracts with us or to fulfill their contractual obligations could harm our reputation, result in significant disruptions to our business, and adversely affect our operating results.
Our platform must integrate with a variety of devices, operating systems and browsers that are developed by others, and if we are unable to ensure that our software solutions interoperate with such devices, operating systems and browsers, our software solutions may become less competitive, and our operating results may be harmed.
We offer our software solutions across a variety of operating systems and through the Internet. We are dependent on the interoperability of our platform with third-party devices, desktop and mobile operating systems, as well as web browsers that we do not control. Any changes in such devices, systems or web browsers that degrade the functionality of our software solutions or give preferential treatment to competitive services could adversely affect adoption and usage of our software solutions. In addition, in order to deliver high quality software solutions, we will need to continuously enhance and modify our functionality to keep pace with changes in Internet-related hardware, mobile operating systems such as iOS and Android, browsers and other software, communication, network and database technologies. We may not be successful in developing enhancements and modifications that operate effectively with these devices, operating systems, web browsers and other technologies or in bringing them to market in a timely manner. Furthermore, uncertainties regarding the timing or nature of new network platforms or technologies, and modifications to existing platforms or technologies, could increase our research and product development expense. In the event that it is difficult for our customers to access and use our software solutions, our customer growth may be harmed, and our operating results could be adversely affected.

The markets in which we participate are intensely competitive and, if we do not compete effectively, our business could be harmed.
The overall market for business management software is global, highly competitive and continually evolving in response to changes in technology, operational requirements, and laws and regulations. Although earlier in its development, the market for cloud-based business management software is also highly competitive and subject to similar market factors.
While we focus on providing industry-specific, cloud-based business management software solutions to SMBs in our targeted verticals, we compete with other vertical cloud-based solution providers that serve companies of all sizes, as well as with horizontal cloud-based solution providers that provide broad cloud-based solutions across multiple verticals. Our competitors include established vertical software vendors, as well as newer entrants in the market. We also face competition from numerous cloud-based solution providers that focus almost exclusively on one or more point solutions. Continued consolidation among cloud-based providers could lead to significantly increased competition.
Although the domain expertise required to successfully develop, market and sell cloud-based business management software solutions in the property management and legal verticals may hinder new entrants that are unable to invest the necessary resources to develop and deploy cloud-based solutions with the same level of functionality as ours, many of our competitors and potential competitors are larger and have greater name recognition, longer operating histories, and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively to new or changing opportunities, technologies, operational requirements and industry standards. Some of these competitors may have more established customer relationships or strategic partnerships with third parties that enhance their products and services. Other competitors may offer products or services that address one or a number of business functions on a standalone basis at lower prices or bundled as part of a broader product sale, or with greater depth than our software solutions. In addition, our current and potential competitors may develop, market and sell new technologies with comparable functionality to our software solutions, which could force us to decrease our prices in order to remain competitive. For all of these reasons, we may not be able to compete effectively against our current and future competitors, which could harm our business.
Pricing pressure may cause us to change our pricing model, which could hurt our renewal rates and adversely affect our operating results.
As the markets for our existing software solutions mature, or as current and future competitors introduce new products or services that compete with ours, we may experience pricing pressure and be unable to renew our subscription agreements with existing customers or attract new customers at prices that are consistent with our pricing model and operating budget. If this were to occur, it is possible that we would have to change our pricing model, offer price incentives or reduce our prices. In addition, our customers are SMBs, which are typically more price sensitive than larger enterprises. Changes to our pricing model could hurt our renewal rates and adversely affect our revenue and operating results.
If we lose key members of our management team, our business may be harmed.
Our success and future growth depend, in part, upon the continued services of our executive officers and other key employees. From time to time, there may be changes in our executive officers or other key employees resulting from the hiring or departure of these personnel, which may disrupt our business. Our executive officers and other key employees are generally employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. Additionally, the equity awards held by many of our executive officers and other key employees are close to fully vested, and these employees may not have sufficient financial incentive to stay with us. The loss of one or more of our executive officers or other key employees, or the failure by our executive team to work effectively with our employees and lead our company, could have an adverse effect on our business.
Our corporate culture has contributed to our success and, if we cannot maintain this culture as we grow, we could lose the passion, creativity, teamwork, focus and innovation fostered by our culture.
We believe that our culture has been and will continue to be a key contributor to our success. If we do not continue to develop our corporate culture or maintain our core values as we grow and evolve, we may be unable to foster the passion, creativity, teamwork, focus and innovation we believe we need to support our growth. Any failure to preserve our culture could negatively affect our ability to recruit and retain personnel and to effectively focus on and pursue our strategic objectives. Moreover, liquidity available to our employee security holders could lead to disparities of wealth among our employees, which could adversely impact relations among employees and our culture in general. As we grow and mature as a public company, we may find it difficult to maintain our corporate culture.

We expect to experience rapid growth and, if we fail to manage our growth effectively, we may be unable to execute our business plan.
We have experienced significant growth since our formation in 2006, and we anticipate that we will continue to experience growth and expansion of our operations. For example, since our incorporation, we have significantly increased the number of employees across our organization, introduced new Value+ services, including our electronic payment services and tenant liability insurance program, and entered a new vertical with the acquisition of MyCase. This growth in the size, complexity and diversity of our business has placed, and we expect that our continued growth will continue to place, a significant strain on our management, administrative, operational and financial resources, as well as our company culture. Our future success will depend, in part, on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to develop and improve our operational and financial controls and our reporting systems and procedures, and to nurture and build on our company culture. Failure to effectively manage growth could adversely impact our business, including by resulting in errors or delays in deploying new core functionality to our customers, delays or difficulties in introducing new Value+ services or other products, declines in the quality or responsiveness of our customer service organization, increases in costs and operating expenses, and other operational difficulties. If any of these risks actually occurs, it could harm our reputation, adversely affect our operating results, and inhibit or preclude us from achieving our strategic objectives.
We depend on highly skilled personnel and, if we are unable to retain or hire additional qualified personnel, we may not be able to achieve our strategic objectives.
To execute our growth plan and achieve our strategic objectives, we must continue to attract and retain highly qualified and motivated personnel across our organization. In particular, in order to continue to enhance our software solutions, add new and innovative core functionality and Value+ services, as well as develop new products, it will be critical for us to substantially increase the size of our research and product development organization, including hiring highly skilled engineers with experience in designing, developing and testing cloud-based software solutions. Competition for software engineers is intense within our industry and there continues to be upward pressure on the compensation paid to these professionals. In addition, in order for us to achieve broader market acceptance of our software solutions, grow our customer base, and pursue adjacent markets and new verticals, we will need to continue to significantly increase the size of our sales and marketing organization. Identifying and recruiting qualified sales personnel and training them in the use of our platform requires significant time and expense, and it can be particularly difficult to retain these personnel.
Many of the companies with which we compete for experienced personnel have greater name recognition and financial resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that we or these employees have breached their legal obligations, resulting in a diversion of our time and resources. In addition, our headquarters are located in Santa Barbara, California, which is not generally recognized as a prominent commercial center, and it is challenging to attract qualified professionals due to our geographic location. As a result, we may have difficulty hiring and retaining suitably skilled personnel with the qualifications and motivation to expand our business. If we are unable to attract and retain the personnel necessary to execute our growth plan, we may be unable to achieve our strategic objectives and our operating results may suffer.
In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, or if the price of our Class A common stock experiences significant volatility, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or to retain and motivate our current personnel, our future growth prospects could be adversely affected and our business could be harmed.
We have acquired, and may in the future acquire, other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations.
We have acquired, and may in the future acquire, other companies or technologies to complement or expand our software solutions, optimize our technical capabilities, enhance our ability to compete in our targeted verticals, provide an opportunity to expand into an adjacent market or new vertical, or otherwise offer growth or strategic opportunities. For example, in 2012, we acquired MyCase, which allowed us to accelerate our time-to-market in the legal vertical and, in April 2015, we acquired RentLinx, an advertising aggregator, which we believe will allow us to offer additional Value+ services to our property manager customers. The pursuit of acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.
We have limited experience acquiring other businesses. We may not be able to integrate acquired assets, technologies, personnel and operations successfully or achieve the anticipated synergies or other benefits from the acquired business due to a number of risks associated with acquisitions, including:

•	incurrence of acquisition-related costs;

•	difficulties integrating the assets, technologies, personnel or operations of the acquired business in a cost-effective manner, or inability to do so;

•	difficulties and additional expenses associated with supporting legacy products and services of the acquired business;

•	difficulties converting the customers of the acquired business to our software solutions and contract terms;

•	diversion of management’s attention from our business to address acquisition and integration challenges;

•	adverse effects on our existing business relationships with customers and strategic partners as a result of the acquisition;

•	cultural challenges associated with integrating employees from the acquired organization into our company;

•	the loss of key employees;

•	use of resources that are needed in other parts of our business;

•	use of substantial portions of our available cash to consummate the acquisition; and

•	unanticipated costs or liabilities associated with the acquisition.
If an acquired business fails to meet our expectations, our operating results, business and financial position may suffer. In addition, acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. Furthermore, a significant portion of the purchase price of companies we may acquire could be allocated to goodwill and other intangible assets, which must be assessed for impairment. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our operating results.
If our property manager customers stop requiring residents to provide proof of tenant liability insurance, if insurance premiums decline or if the insureds experience greater than expected losses, our operating results could be harmed.
We generate revenue by offering tenant liability insurance through a wholly owned subsidiary. Some of our property manager customers require residents to provide proof of tenant liability insurance and offer to enroll residents in their tenant liability insurance policy as additional insureds. If demand for rental housing declines, or if our property manager customers believe that it may decline, these customers may reduce their rental rates and stop requiring residents to provide proof of tenant liability insurance in order to reduce the overall cost of renting and make their rental offerings more competitive. If our property manager customers stop requiring residents to provide proof of tenant liability insurance or elect to enroll residents in insurance programs offered by competing providers, or if insurance premiums otherwise decline, our revenues from insurance services could be adversely affected.
Additionally, our tenant liability insurance policies are underwritten by us, and we are required by our insurance partner to maintain a reserve to cover potential claims under the policies. While our policies have a limit of $100,000 per occurrence, there is no limit on the dollar amount of claims that could be made against us in any particular period or in the aggregate. In the event that claims by the insureds increase unexpectedly, our reserve may not be sufficient to cover our resultant liability under the policies. To the extent we are required to pay out amounts to insureds that are significantly higher than our current reserves, it could have an adverse effect on our operating results.
Our tenant liability insurance business is subject to state governmental regulation, which could limit the growth of our insurance business and impose additional costs on us.
Our wholly owned subsidiary holds a license from the State of Hawaii Insurance Division of the Department of Commerce and Consumer Affairs and our third-party service providers maintain licenses with a number of other individual state departments of insurance. Collectively, we are subject to state governmental regulation and supervision in connection with the operation of our tenant liability insurance business. This state governmental supervision could limit the growth of our insurance business by increasing the costs of regulatory compliance, limiting or restricting the products or services we provide or the methods by which we provide them, or subjecting us to the possibility of regulatory actions or proceedings. Our continued ability to maintain these insurance licenses in the jurisdictions in which we are licensed depends on our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions. Furthermore, state insurance departments conduct periodic examinations, audits and investigations of the affairs of insurance companies, any of which could result in the expenditure of significant management time or financial resources.

In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement rules and regulations. Accordingly, we may be precluded or temporarily suspended from carrying on some or all of the activities of our insurance business or otherwise be fined or penalized in a given jurisdiction. No assurances can be given that our insurance business can continue to be conducted in any given jurisdiction as it has been conducted in the past or that we will be able to expand our insurance business in the future.
All of our revenues are generated by sales to customers in our targeted verticals, and factors that adversely affect the applicable industry could also adversely affect us.
Currently, all of our sales are to customers in the property management and legal industries. Demand for our software solutions could be affected by factors that are unique to and adversely affect our targeted verticals. In particular, the property management and legal industries are highly regulated, subject to intense competition and impacted by changes in general economic and market conditions. For example, changes in applicable laws and regulations could significantly impact the software functionality demanded by our customers and require us to expend significant resources to ensure our software solutions continue to meet their evolving needs. In addition, other industry-specific factors, such as industry consolidation or the introduction of competing technology, could lead to a significant reduction in the number of customers that use our software solutions within a particular vertical or the Value+ services demanded by these customers. Further, if the rental housing or legal markets decline, our customers may decide not to renew their subscriptions or they may cease using our Value+ services in order to reduce costs and remain competitive. As a result, our ability to generate revenue from our property manager and law firm customers could be adversely affected by specific factors that affect the property management or legal industries.
Our software solutions address functions within the heavily regulated property management and legal industries, and our customers’ failure to comply with applicable laws and regulations could subject us to litigation.
We sell our software solutions to customers within the property management and legal industries. Our customers use our software solutions for business activities that are subject to a number of laws and regulations, including state and local real property laws and legal ethics rules. Any failure by our customers to comply with laws and regulations applicable to their businesses, and in particular to the functions for which our software solutions are used, could result in fines, penalties or claims for substantial damages against our customers. To the extent our customers believe that such failures were caused by our software solutions or our customer service organization, our customers may make claims for damages against us, regardless of whether we are responsible for the failure. We may be subject to lawsuits that, even if unsuccessful, could divert our resources and our management’s attention and adversely affect our business, and our insurance coverage may not be sufficient to cover such claims against us.
If we are unable to deliver effective customer service, it could harm our relationships with our existing customers and adversely affect our ability to attract new customers.
Our business depends, in part, on our ability to satisfy our customers, both by providing software solutions that address their business needs, and by providing on-boarding services and ongoing customer service, which contributes to retaining customers and increasing adoption and utilization of our Value+ services by our existing customers. Once our software solutions are deployed, our customers depend on our customer service organization to resolve technical issues relating to their use of our solutions. We may be unable to respond quickly to accommodate short-term increases in customer demand for support services or may otherwise encounter a customer issue that is difficult to resolve. If a customer is not satisfied with the quality or responsiveness of our customer service, we could incur additional costs to address the situation. As we do not separately charge our customers for support services, increased demand for our support services would increase costs without corresponding revenue, which could adversely affect our operating results.

In addition, our sales process is highly dependent on the ease of use of our software solutions, our reputation and positive recommendations from our existing customers. Any failure to maintain high-quality or responsive customer service, or a market perception that we do not maintain high-quality or responsive customer service, could harm our reputation, cause us to lose customers and adversely impact our ability to sell our software solutions to prospective customers.
If we are unable to maintain and promote our brands, or to do so in a cost-effective manner, our ability to achieve market acceptance of our software solutions and expand our customer base will be impaired.
We believe that maintaining and promoting our brands is critical to achieving widespread awareness and acceptance of our software solutions, and maintaining and expanding our customer base. We also believe that the importance of brand recognition will increase as competition in our targeted verticals increases. If we do not continue to build awareness of our brands, we could be placed at a competitive disadvantage to companies whose brands are, or become, more recognizable than ours. Maintaining and promoting our brands will depend, in part, on our ability to continue to provide new and innovative core functionality and Value+ services and best-in-class customer service, as well as the effectiveness of our sales and marketing efforts. If we fail to deliver products and functionality that address our customers’ business needs, or if we fail to meet our customers’ expectations for customer service, it could weaken the perception of our brands and harm our reputation. Additionally, the actions of third parties may affect our brands and reputation if customers do not have a positive experience using the services of our third-party partners that support our software solutions. Maintaining and enhancing our brands may require us to make substantial investments, and these investments may not result in commensurate increases in our revenue. If we fail to successfully promote and maintain our brands, or if we incur expenses in this effort that are not offset by increased revenue, our business and operating results could be adversely affected.
If we are unable to increase sales of our software solutions to larger customers while mitigating the risks associated with serving such customers, our business and operating results may suffer.
While we plan to continue to market and sell our software solutions to SMBs, our growth strategy is dependent, in part, upon increasing sales of our software solutions to larger customers within the SMB market. Sales to larger customers involve risks that may not be present, or that are present to a lesser extent, in sales to smaller businesses. As we seek to increase our sales to larger customers, we may invest considerably greater amounts of time and financial resources in our sales and marketing efforts. In addition, we may face longer sales cycles and experience less predictability and greater competition in completing some of our sales than we have in selling our software solutions to smaller entities. Although we generally have not configured our software solutions or negotiated our pricing for specific customers, which has historically resulted in reduced upfront selling costs, our ability to successfully sell our software solutions to larger customers may be dependent, in part, on our ability to develop functionality, or to implement pricing policies, that are unique to particular customers. It may also be dependent on our ability to attract and retain sales personnel with experience selling to larger organizations. Also, because security breaches or other performance problems with respect to larger customers may result in greater economic harm to these customers and more adverse publicity, there is increased financial and reputational risk associated with serving such customers. If we are unable to increase sales of our software solutions to larger customers, while mitigating the risks associated with serving such customers, our business and operating results may suffer.
Because we recognize revenue from subscriptions for our software solutions over the terms of the subscription agreements, downturns or upturns in new business may not be immediately reflected in our operating results.
We recognize revenue from customers ratably over the terms of their subscription agreements, which range from one month to one year. As a result, some of the revenue we report in each period is derived from the recognition of deferred revenue relating to subscription agreements entered into during previous periods. Consequently, a decline in new or renewed subscriptions in any one period may not be reflected in our revenue results for that period. However, any such decline will negatively affect our revenue in future quarters. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription period. Accordingly, the effect of downturns or upturns in our sales and the market acceptance of our software solutions, and potential changes in our customer retention rates, may not be apparent in our operating results until future periods.
Because our invoicing is generally for periods less than one year, we do not have significant deferred revenue and our growth is therefore heavily dependent on subscription sales and renewals in the current year.
Our growth is heavily dependent on subscription sales and renewals in the current year. We offer our core solutions and Value+ subscription services to customers pursuant to subscription agreements with relatively short terms ranging from one month to one year. We generally invoice our customers for subscription services in monthly, quarterly or annual installments, typically in advance of the subscription period. As a result, we do not have significant deferred revenue because invoicing is generally for periods less than one year. We do not currently intend to extend the terms of our subscription agreements, or to invoice our customers less frequently, and we expect that we will continue to depend on current-year sales and renewals to drive our growth.
Failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brands.
We currently rely on patent, trademark, copyright and trade secret laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. Our success and ability to compete depend, in part, on our ability to protect our intellectual property, including our proprietary technology and our brands. If we are unable to protect our proprietary rights adequately, our competitors could use the intellectual property we have developed to enhance their own products and services, which could harm our business.

In order to monitor and protect our intellectual property rights, we may be required to spend significant resources. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property, or require us to pay costly royalties. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Accordingly, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our business and operating results.
We may be sued by third parties for alleged infringement of their proprietary rights.
There is considerable patent, trademark, copyright, trade secret and other intellectual property development activity in our industry. Our success depends, in part, on our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our technology or software solutions. From time to time, our competitors or other third parties may claim that we are infringing upon their intellectual property rights. However, we may be unaware of the intellectual property rights that others may claim cover some or all of our technology or software solutions. Any claims or litigation, regardless of merit, could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages, settlement costs or ongoing royalty payments, require that we comply with other unfavorable license and other terms, or prevent us from offering our software solutions in their current form. Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the attention of our management and key personnel from our business operations and harm our operating results.

Our software solutions contain open source software, which may pose particular risks to our proprietary source code, and could have a negative impact on our business and operating results.
We use open source software in our software solutions and expect to continue to do so in the future. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source licenses could be construed in a manner that imposes unanticipated conditions, restrictions or costs on our ability to provide or distribute our software solutions. Additionally, we may from time to time face claims from third parties alleging ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation, which could be costly for us to defend, and could require us to make our source code freely available, purchase a costly license or cease offering the implicated core functionality and Value+ services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and product development resources, and we may not be able to complete it successfully or in a timely manner. In addition to risks related to license requirements, usage of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. Many of these risks could be difficult to eliminate or manage, and could have a negative effect on our business and operating results.
Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our software solutions, and could have a negative impact on our business.
The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication and business services. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require us to modify our software solutions in order to comply with these changes. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the Internet, or for the commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications generally, result in reductions in the demand for Internet-based business services such as ours, and cause us to incur significant expenses.
The use of the Internet in general could be adversely affected by delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, accessibility, reliability, security, cost, ease of use and quality of service. In addition, the use of the Internet as a medium for commerce, communication and business services may have been, and may continue to be, adversely affected by concerns regarding network outages, software errors, viruses, security breaches, fraud or other malicious activity. If the use of the Internet is adversely affected by these issues, demand for our software solutions could suffer.

Privacy and data security laws and regulations could impose additional costs on us and reduce the demand for our software solutions.
Our customers store and transmit a significant amount of personal or identifying information through our technology platform. Privacy and data security have become significant issues in the United States and in other jurisdictions where we may offer our software solutions. The regulatory framework relating to privacy and data security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Federal, state and foreign government bodies and agencies have in the past adopted, or may in the future adopt, laws and regulations regarding the collection, use, processing, storage and disclosure of personal or identifying information obtained from customers and other individuals. In addition to government regulation, privacy advocates and industry groups may propose various self-regulatory standards that may legally or contractually apply to our business. Because the interpretation and application of many privacy and data security laws, regulations and applicable industry standards are uncertain, it is possible that these laws, regulations and standards may be interpreted and applied in a manner inconsistent with our existing privacy and data management practices. As we expand into new jurisdictions or verticals, we will need to understand and comply with various new requirements applicable in those jurisdictions or verticals.
To the extent applicable to our business or the businesses of our customers, these laws, regulations and industry standards could have negative effects on our business, including by increasing our costs and operating expenses, and delaying or impeding our deployment of new core functionality, Value+ services and products. Compliance with these laws, regulations and industry standards requires significant management time and attention, and failure to comply could result in negative publicity, subject us to fines or penalties, or result in demands that we modify or cease existing business practices. In addition, the costs of compliance with, and other burdens imposed by, such laws, regulations and industry standards may adversely affect our customers’ ability or desire to collect, use, process and store personal information using our software solutions, which could reduce overall demand for them. Even the perception of privacy and data security concerns, whether or not valid, may inhibit market acceptance of our software solutions in certain verticals. Furthermore, privacy and data security concerns may cause our customers’ clients, vendors, employees and other industry participants to resist providing the personal information necessary to allow our customers to use our applications effectively. Any of these outcomes could adversely affect our business and operating results.
We may require additional capital to support our operations or the growth of our business, and we cannot be certain that this capital will be available on reasonable terms when required, or at all.
We may need additional capital to grow our business and meet our strategic objectives. Our ability to obtain additional capital, if and when required, will depend on numerous factors, including investor and lender demand, our historical and forecasted financial and operating performance, our market position, and the overall condition of the capital markets. We cannot guarantee that additional financing will be available to us on favorable terms when required, or at all. In addition, if we raise additional funds through the issuance of equity securities, those securities may have powers, preferences or rights senior to the rights of our Class A common stock, and our existing stockholders may experience dilution. If we raise additional funds through the issuance of debt securities, we may incur interest expense or other costs to service the indebtedness, or we may be required to encumber certain assets, which could negatively impact our operating results. Furthermore, if we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support the growth of our business and the achievement of our strategic objectives could be significantly impaired and our operating results may be harmed.
Financing agreements we are party to or may become party to may contain operating and financial covenants that restrict our business and financing activities. Failure to comply with these covenants, or other restrictions, could result in default under these agreements.
Our existing Credit Facility with Wells Fargo contains certain operating and financial restrictions and covenants, including limitations on dividends, dispositions, mergers or consolidations, incurrence of indebtedness and liens, and other corporate activities. These restrictions and covenants, as well as those contained in any future financing agreements that we may enter into, may restrict our ability to finance our operations, and to engage in, expand or otherwise pursue our business activities and strategic objectives. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under our existing credit agreement and any future financial agreements that we may enter into. If not waived, defaults could cause our outstanding indebtedness under the Credit Facility and any future financing agreements that we may enter into to become immediately due and payable.
Because our long-term growth strategy involves expansion of our sales to customers outside the United States, our business will be susceptible to the risks associated with international operations.
A component of our growth strategy involves the expansion of our international operations and worldwide customer base. To date, we have realized an immaterial amount of revenue from customers outside the United States. Operating in international markets will require significant resources and management attention and will subject us to regulatory, economic, geographic and political risks that are different from those in the United States. Because of our limited experience with international operations and significant differences between the United States and international markets, our international expansion efforts may not be successful in creating demand for our software solutions outside of the United States or in effectively selling subscriptions to our software solutions in the international markets we enter. If we invest substantial time and resources to expand our international operations and are unable to do so successfully, our business and operating results could suffer.
We will incur significant costs and devote substantial management time as a result of operating as a public company.
As a public company, we are subject to certain requirements under the Securities Act, the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the related rules and regulations of the SEC. We are also subject to the listing standards of NASDAQ. Compliance with these rules and regulations makes some activities more difficult, time consuming, or costly, and places significant strain on our personnel, systems and resources. In particular, it will require us to hire additional accounting and financial personnel with appropriate public company experience and technical knowledge. We cannot predict with certainty the amount of additional costs we may incur as a result of being a public company or the timing of such costs, which will increase our general and administrative expense. In addition, being a public company and these new rules and regulations, has made it more expensive for us to obtain director and officer liability insurance, and in the future we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified people to serve on our board of directors or as executive officers.
We have identified material weaknesses in our internal control over financial reporting that, if not corrected, could result in material misstatements to our financial statements.
In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2014, our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. We have not designed or maintained an effective control environment with sufficient personnel with an appropriate level of accounting and financial reporting expertise with respect to the accounting for non-routine, complex transactions. This lack of an effective control environment contributed to a material weakness in our accounting policies and procedures designed to address the accounting for unusual or complex transactions. These material weaknesses resulted in audit adjustments in our 2014 financial statements and a revision to our 2012 and 2013 financial statements.
Neither we nor our independent registered public accounting firm has performed or was required to perform an evaluation of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. While we have begun the process of evaluating the design and operation of our internal control over financial reporting and implementing additional processes and controls, we are in the early phases and have not completed our implementation. During the course of our evaluation and implementation, we may identify additional control deficiencies, which could give rise to other material weaknesses, in addition to the material weaknesses described above. The material weaknesses described above or any newly identified material weakness could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected.

If we fail to achieve and maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are required to comply with the SEC’s rules and regulations implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis, Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K by providing a management report on internal control over financial reporting. Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company.
If we continue to have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Ineffective internal control over financial reporting, failure to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner and the inability to express an opinion as to the effectiveness of our internal control over financial reporting could cause investors to lose confidence in our reported financials and other information, which could have a negative effect on the market price of our Class A common stock.

Additionally, it could lead to an investigation by the SEC, NASDAQ or other regulatory authorities, which could require additional financial and management resources.
We are an emerging growth company and our decision to comply with certain reduced reporting and disclosure requirements could make our Class A common stock less attractive to investors.
We qualify as an emerging growth company under the JOBS Act. An emerging growth company may take advantage of specified reduced reporting requirements and may be relieved of other significant requirements that are otherwise generally applicable to public companies. These provisions include:

•	an exemption from compliance with the auditor attestation requirement on the effectiveness of our internal control over financial reporting;

•
an exemption from compliance with any requirement that the Public Company Accounting Oversight Board may adopt regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure about our executive compensation arrangements; and

•	exemptions from the requirements to obtain a non-binding advisory vote on executive compensation or stockholder approval of any golden parachute arrangements.
We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. However, we intend to take advantage of the other exemptions discussed above. Accordingly, the information that we provide to our stockholders may be different from the information you receive from other public companies in which you have invested.
We cannot predict if investors will find our Class A common stock less attractive as a result of our reliance on these exemptions. If some investors find our Class A common stock less attractive as a result of our reliance on these exemptions, there may be a less active trading market for our Class A common stock, the market price of our Class A common stock may be more volatile, and the trading price of our Class A common stock may be lower than that of comparable companies.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2014, we had U.S. federal net operating loss carryforwards of approximately $56.3 million and state net operating loss carryforwards of approximately $40.2 million, which begin to expire in 2027 and 2017, respectively. As of December 31, 2014, we had U.S. federal credit carryforwards of approximately $2.0 million and state credit carryforwards of approximately $2.1 million. The federal credit carryforwards begin to expire in 2027 and the state credits carry forward indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. It is possible that our existing net operating loss and/or credit carryforwards may be subject to limitations arising from previous ownership changes, and future issuances of our stock could cause an ownership change. Furthermore, our ability to utilize net operating loss and/or credit carryforwards of companies that we have acquired or may acquire in the future may be subject to limitations. Any such limitations on our ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.
Tax laws or regulations could be enacted or changed and existing tax laws or regulations could be applied to us or to our customers in a manner that could increase the costs of our software solutions and adversely impact our operating results.
The application of federal, state, local and foreign tax laws to services provided electronically is continuously evolving. New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted or amended at any time, possibly with retroactive effect, and could be applied solely or disproportionately to services provided over the Internet. These enactments or amendments could adversely affect our sales activity due to the inherent cost increase the taxes would represent and ultimately result in a negative impact on our operating results.
In addition, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, modified or applied adversely to us, possibly with retroactive effect, which could require us or our customers to pay additional tax amounts, as well as require us or our customers to pay fines or penalties, as well as interest on past amounts. If we are unsuccessful in collecting such taxes due from our customers, we could be held liable for such costs, thereby adversely impacting our operating results.

We may be subject to additional tax liabilities.
We are subject to income, sales, use, value added and other taxes in the United States and other jurisdictions in which we conduct business, and such laws and rates vary by jurisdiction. Certain jurisdictions in which we do not collect sales, use, value added or other taxes on our sales may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to pay or collect such taxes in the future. If we receive an adverse determination as a result of an audit or related litigation, or we unilaterally determine that we have misinterpreted provisions of the tax regulations to which we are subject, there could be a material effect on our tax provision, net income or cash flows in the period or periods for which that determination is made.
Adverse economic conditions may negatively impact our business.
The growth of our business depends on the overall demand for business management software and on the economic health of our existing and prospective customers. Future economic changes could negatively impact the U.S. and global economy, which could cause customers to reduce or delay their information technology spending, or resist migrating from their existing software to our software solutions. This could in turn reduce demand for our software solutions and result in a loss of customers, reductions in subscription duration and value, slower adoption of new technologies, increased price competition, longer sales cycles and increased sales and marketing expenditures. Any of these events could have an adverse effect on our business and operating results.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States, or GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant impact on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance under GAAP when it becomes effective for us in 2017, although the FASB has proposed rules to defer its effectiveness until 2018. We have not yet determined the effect of this guidance on our financial condition or results of operations.
Risks Related to Our Class A Common Stock
The market price of our Class A common stock may be volatile or may decline regardless of our operating performance resulting in substantial losses for our stockholders.
Prior to the completion of our initial public offering, there was no public market for shares of our Class A common stock. We cannot assure you that an active trading market for our Class A common stock will develop, or if developed, that any market will be sustained. The market price of our Class A common stock is likely to be highly volatile and fluctuations in the price of our Class A common stock could cause you to lose all or part of your investment. The market price of our Class A common stock could be subject to wide fluctuations in response to various factors, many of which may be beyond our control and may not be related to our overall financial or operating performance, including:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market prices and trading volumes of software company stocks;

•	changes in operating performance and stock market valuations of other software companies generally or those that sell cloud-based solutions within our targeted verticals in particular;

•	sales of shares of our Class A common stock by us or our stockholders, or perceptions that such sales may occur;

•	failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;

•	the guidance we may provide to the public, any changes in that guidance or our failure to meet that guidance;

•	announcements by us or our competitors of new products or services;

•

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other software companies;

•	actual or anticipated changes in our operating results or fluctuations in our operating results;

•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	any significant change in our management; and

•	general economic conditions and trends, including slow or negative growth of our markets.
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and adversely affect the price of our Class A common stock.
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering, including our executive officers, directors and principal stockholders, which will limit your ability to influence corporate matters.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of June 30, 2015, the holders of the outstanding shares of our Class B common stock, including our executive officers, directors, and principal stockholders, will collectively hold approximately 82.9% of the combined voting power of our outstanding capital stock. Because of the 10-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our outstanding capital stock and therefore are able to exercise significant influence and control over the establishment and implementation of our future business plans and strategic objectives, as well as to control all matters submitted to our stockholders for approval. These persons may manage our business in ways with which you disagree and which may be adverse to your interests. This concentrated control may also have the effect of delaying, deterring or preventing a change-in-control transaction, depriving our stockholders of an opportunity to receive a premium for their capital stock or negatively affecting the market price of our Class A common stock.
Transfers by holders of our Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions. The conversion of our Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of the holders of our Class B common stock who retain their shares over the long term.
Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could have the effect of rendering more difficult hostile takeovers, change-in-control transactions or changes in our board of directors or management. Among other things, these provisions:

•
authorize the issuance of preferred stock with powers, preferences and rights that may be senior to our common stock, which can be created and issued by our board of directors without prior stockholder approval;

•	provide for the adoption of a staggered board of directors whereby the board is divided into three classes, each of which has a different three-year term;

•	provide that the number of directors will be fixed by the board;

•	prohibit our stockholders from filling board vacancies;

•	provide for the removal of a director only for cause and then only by the affirmative vote of the holders of a majority of the combined voting power of our outstanding capital stock;

•	prohibit stockholders from calling special stockholder meetings;

•	prohibit stockholders from acting by written consent without holding a meeting of stockholders;

•	require the vote of at least two-thirds of the combined voting power of our outstanding capital stock to approve amendments to our certificate of incorporation or bylaws;

•	require advance written notice of stockholder proposals and director nominations;

•	provide for a dual-class common stock structure, as discussed above; and

•	require the approval of the holders of at least a majority of the outstanding shares of our Class B common stock, voting as a separate class, prior to consummating a change-in-control transaction.
As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, or DGCL, which may delay, deter or prevent a change-in-control transaction. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock.
Any provision of Delaware law, our amended and restated certificate of incorporation, or our amended and restated bylaws, that has the effect of rendering more difficult, delaying, deterring or preventing a change-in-control transaction could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock, and could also affect the price that some investors are willing to pay for our Class A common stock.
A total of 26,369,104 shares of our outstanding capital stock are restricted from immediate resale but may be sold in the near future, which could depress the market price of our Class A common stock.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market, and the perception that these sales could occur may also depress the market price of our Class A common stock.  As of June 30, 2015, there were 32,594,103 shares of our capital stock outstanding. Our executive officers, directors, director nominees and the holders of substantially all of the shares of our Class B common stock, and holders of options to purchase shares of our Class B common stock, are subject to lock-up agreements with the underwriters under which they have agreed, subject to specific exceptions, not to sell any of their shares of our Class A common stock or Class B common stock prior to December 22, 2015. As a result of these agreements and the provisions of our investors’ rights agreement, all shares of our capital stock will be available for sale in the public market beginning on December 22, 2015, subject in some cases to the volume and other restrictions of Rule 144 and Rule 701 under the Securities Act, as well as our insider trading policy.
Following the expiration of the lock-up agreements referred to above, stockholders holding approximately 17,006,679 shares of our Class B common stock will be entitled to registration rights with respect to the sale of the shares of our Class A common stock into which these shares are convertible.
Sales of our Class A common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause the market price of our Class A common stock to decline and make it more difficult for you to sell shares of our Class A common stock.
If securities or industry analysts do not publish or cease publishing research or reports about us, our business, our market or our competitors, or if they adversely change their recommendations regarding our Class A common stock, the market price and trading volume of our Class A common stock could decline.
The trading market for our Class A common stock is influenced, to some extent, by the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. If any of the analysts who cover us adversely change their recommendations regarding our Class A common stock or provide more favorable recommendations about our competitors, the market price of our Class A common stock may decline. If any of the analysts who cover us were to cease coverage of us or fail to publish reports on us regularly, visibility of our company in the financial markets could decrease, which in turn could cause the market price or trading volume of our Class A common stock to decline.
We do not expect to declare any dividends in the foreseeable future.
We have never declared or paid any cash dividends on our existing common stock. We do not anticipate declaring or paying any cash dividends to holders of our Class A common stock in the foreseeable future and intend to retain all future earnings for the growth of our business. In addition, the terms of our credit facility restrict our ability to pay dividends. Consequently, investors may need to rely on sales of our Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors should not purchase our Class A common stock with the expectation of receiving cash dividends.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Since April 1, 2015, we have sold the following securities that were not registered under the Securities Act (the information below reflects the impact of a one-for-four reverse split of our common stock effected June 4, 2015 and the conversion and reclassification of all outstanding shares of our common stock into shares of our Class B common stock in connection with our initial public offering):

▪
We granted to our directors, officers, employees and other service providers, under our 2015 Stock Incentive Plan, options to purchase an aggregate of 81,519 shares of our Class A common stock at an exercise price of $12.00.

▪
We issued and sold to our officers, employees and other service providers, under our 2007 Stock Incentive Plan, an aggregate of 245,185 shares of our Class B common stock upon the exercise of options at exercise prices ranging from $0.14 to $5.64, resulting in gross proceeds to us of $458,743.

▪	We issued to certain of our directors, under our 2015 Stock Incentive Plan, an aggregate of 24,999 shares of our Class A common stock.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. These issuances were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2), as transactions by an issuer not involving a public offering, or Section 3(b) of the Securities Act, as transactions pursuant to compensatory benefit plans and contracts relating to compensation for purposes of Rule 701 under the Securities Act.

Use of Proceeds

On June 30, 2015, we closed our initial public offering of 6,200,000 shares of our Class A common stock, at a price to the public of $12.00 per share (the “IPO”).  The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-204262), which was declared effective by the SEC on June 25, 2015 (the “Registration Statement”).  Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC, Pacific Crest Securities, a division of KeyBanc Capital Markets Inc. and William Blair & Company, L.L.C. acted as the underwriters for the IPO.  The aggregate offering price for shares sold in the IPO was approximately $74.4 million.  We raised approximately $65.1 million in net proceeds from the offering, after deducting underwriting discounts and commissions of $5.2 million and other offering expenses of approximately $4.1 million.

On July 8, 2015, in connection with the exercise of an overallotment option granted to the underwriters, we sold 930,000 additional shares of our Class A common stock to the underwriters at the public offering price of $12.00 per share, resulting in an additional $10.4 million in net proceeds to us, after deducting underwriting discounts and commissions of $0.8 million.  As a result, the aggregate net proceeds to us from the sale of shares in the IPO were approximately $75.4 million. Following the closing of the sale of the shares in the IPO, the offering terminated.

No payments were made by us to directors, officers or persons owning ten percent or more of any class of our equity securities or to their associates or to our affiliates, other than payments in the ordinary course of business to officers for salaries.

There has been no material change in the planned use of net proceeds from the IPO as described in our final prospectus filed with the SEC on June 26, 2015 pursuant to Rule 424(b) of the Securities Act. The amounts and timing of our actual uses of net proceeds will vary depending on numerous factors, including the factors described in the section entitled “Risk Factors” above. As a result, our management will retain broad discretion over the allocation of the net proceeds from the IPO, and investors will be relying on our management’s judgment regarding the application of the net proceeds. Pending the use of the net proceeds from the IPO, consistent with our investment policy, we have invested the net proceeds in investment grade, short-term interest-bearing obligations, such as money-market funds, certificates of deposit, or direct or guaranteed obligations of the United States government, or we are holding the net proceeds as cash.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosure
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
See the Exhibit Index immediately following the signature page of this Quarterly Report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AppFolio, Inc.

Date:	August 6, 2015	By:	/s/ Ida Kane
Ida Kane
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation as currently in effect.
3.2	Amended and Restated Bylaws as currently in effect.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*    The certifications attached as Exhibit 32.1 accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act.