Form 10-Q
period 2015-09-30
APPFOLIO INC
filed 2015-11-09
CIK 1433195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015.
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

 (805) 364-6093
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of October 25, 2015, the number of shares of the registrant’s Class A common stock outstanding was 7,821,666 and the number of shares of the registrant’s Class B common stock outstanding was 25,707,270.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015 ("Quarterly Report") includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements are subject to considerable risks and uncertainties. Forward-looking statements include all statements that are not statements of historical facts contained in this Quarterly Report and can be identified by words such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “could,” “will,” “would” or similar expressions and the negatives of those expressions. In particular, forward looking statements contained in this Quarterly Report relate to, among other things, our future or assumed financial condition, results of operations, business forecasts and plans, strategic plans and objectives, product development plans, and capital needs and financing plans. We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report.

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

Except as required by applicable law or the rules of the NASDAQ Stock Market , we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

APPFOLIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par values)

	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$11,758	$5,412
Investment securities—current	28,151	—
Accounts receivable, net	2,238	1,191
Prepaid expenses and other current assets	2,571	1,204
Total current assets	44,718	7,807
Investment securities—noncurrent	23,704	—
Property and equipment, net	4,115	2,623
Capitalized software, net	8,916	5,509
Goodwill	6,737	4,998
Intangible assets, net	4,922	3,615
Other assets	1,079	882
Total assets	$94,191	$25,434
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,403	$2,088
Accrued employee expenses	6,519	3,150
Accrued expenses	3,303	1,721
Deferred revenue	4,442	3,772
Other current liabilities	572	2,797
Total current liabilities	17,239	13,528
Deferred revenue	—	8
Other liabilities	626	199
Total liabilities	17,865	13,735
Commitments and contingencies (Note 9)
Convertible preferred stock, Series A, B, B-1, B-2 and B-3, $0.0001 par value, 68,027 shares authorized, issued and outstanding as of December 31, 2014. Liquidation preference of $62,020 as of December 31, 2014.	—	63,166
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 25,000 authorized and no shares issued and outstanding as of September 30, 2015	—	—
Class A common stock, $0.0001 par value, 250,000 shares authorized as of September 30, 2015; 7,155 shares issued and outstanding as of September 30, 2015	1	—
Class B common stock, $0.0001 par value, 50,000 and 123,000 shares authorized as of September 30, 2015 and December 31, 2014, respectively; 26,373 and 9,042 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively;	3	1
Additional paid-in capital	141,115	1,546
Accumulated other comprehensive loss	(1)	—
Accumulated deficit	(64,792)	(53,014)
Total stockholders’ equity (deficit)	76,326	(51,467)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$94,191	$25,434
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$20,305	$13,024	$54,578	$34,452
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	9,264	5,979	24,438	16,112
Sales and marketing	7,028	4,312	18,976	11,519
Research and product development	2,797	1,838	6,960	4,559
General and administrative	3,888	1,180	10,987	3,564
Depreciation and amortization	1,638	988	4,252	2,691
Total costs and operating expenses	24,615	14,297	65,613	38,445
Loss from operations	(4,310)	(1,273)	(11,035)	(3,993)
Other expense, net	(1)	(6)	(8)	(103)
Interest (expense) income, net	(426)	11	(701)	48
Loss before provision for income taxes	(4,737)	(1,268)	(11,744)	(4,048)
Provision for income taxes	23	—	34	—
Net loss	$(4,760)	$(1,268)	$(11,778)	$(4,048)
Net loss per share, basic and diluted	$(0.14)	$(0.14)	$(0.68)	$(0.46)
Weighted average common shares outstanding, basic and diluted	33,314	8,807	17,274	8,724
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(4,760)	$(1,268)	$(11,778)	$(4,048)
Other comprehensive loss:
Changes in unrealized losses on investment securities	(1)	—	(1)	—
Comprehensive loss	$(4,761)	$(1,268)	$(11,779)	$(4,048)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)
(in thousands)

								Accumulated
							Additional	Other
	Convertible		Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Preferred Stock		Class A		Class B		Capital	Loss	Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2014	68,027	$63,166	—	$—	9,042	$1	$1,546	$—	$(53,014)	$(51,467)
Exercise of stock options	—	—		—	299		328	—	—	328
Stock-based compensation	—	—	—	—	—	—	719	—	—	719
Conversion of convertible preferred stock in connection with initial public offering	(68,027)	(63,166)	—	—	17,007	2	63,164	—	—	63,166
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	7,130	1	—	—	75,358	—	—	75,359
Issuance of restricted stock	—	—	25	—	25	—	—	—	—	—
Unrealized loss on investment securities	—	—	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	—	(11,778)	(11,778)
Balance at September 30, 2015	—	—	7,155	$1	26,373	$3	$141,115	$(1)	$(64,792)	$76,326
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash from operating activities
Net loss	$(11,778)	$(4,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,252	2,691
Purchased investment premium, net of amortization	(380)	—
Amortization of deferred financing costs	441	—
Loss on disposal of property and equipment	7	66
Stock-based compensation	623	158
Change in fair value of contingent consideration	—	(56)
Loss on equity-method investment	—	19
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	(936)	(588)
Prepaid expenses and other current assets	(1,345)	(548)
Other assets	(120)	4
Accounts payable	167	1,033
Accrued employee expenses	3,110	1,054
Accrued expenses	1,234	653
Deferred revenue	662	575
Other liabilities	289	270
Net cash (used in) provided by operating activities	(3,774)	1,283
Cash from investing activities
Purchases of property and equipment	(2,234)	(1,634)
Additions to capitalized software	(5,373)	(3,253)
Purchases of investment securities	(60,426)	—
Sales of investment securities	4,000	—
Maturities of investment securities	4,950	—
Cash paid in business acquisition, net of cash acquired	(4,039)	—
Purchases of intangible assets	(16)	(18)
Net cash used in investing activities	(63,138)	(4,905)
Cash from financing activities
Proceeds from stock option exercises	328	155
Proceeds from issuance of restricted stock	141	—
Proceeds from issuance of options	208	—
Principal payments under capital lease obligations	(22)	(20)
Proceeds from initial public offering, net of underwriting discounts and commissions	79,570	—
Payments of initial public offering costs	(3,999)	—
Payment of contingent consideration	(2,429)	—
Proceeds from issuance of debt	10,000	—
Principal payments on debt	(10,000)	—
Payment of debt issuance costs	(539)	—
Net cash provided by financing activities	73,258	135
Net cash increase (decrease) in cash and cash equivalents	6,346	(3,487)
Cash and cash equivalents
Beginning of period	5,412	11,269
End of period	$11,758	$7,782

Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$297	$96
Additions of capitalized software included in accrued employee expenses	427	246
Stock-based compensation capitalized for software development	112	35
Deferred IPO costs included in accrued expenses	212	—
Conversion of convertible preferred stock into common stock in connection with initial public offering	63,166	—
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
1. Nature of Business
Overview
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
On July 8, 2015, in connection with the exercise of an overallotment option granted to the underwriters, we sold 930,000 additional shares of our Class A common stock to the underwriters at the public offering price of $12.00 per share, resulting in an additional $10.4 million in net proceeds, after deducting underwriting discounts and commissions.  As a result, the aggregate net proceeds to us from the sale of shares in the IPO were approximately $75.4 million.
For additional information regarding the conversion of our preferred stock in connection with the IPO, refer to Note 10, Convertible Preferred Stock and Stockholders' Equity (Deficit).
2. Summary of Significant Accounting Policies
Basis of Presentation and Significant Accounting Policies
The accompanying Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with our consolidated financial statements and the related notes included in our prospectus filed with the SEC on June 26, 2015 pursuant to Rule 424(b) of the Securities Act of 1933, as amended (the “Prospectus”). The accompanying Condensed Consolidated Financial Statements are unaudited. Our unaudited interim Condensed Consolidated Financial Statements have been prepared on a basis consistent with that used to prepare our audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the Condensed Consolidated Financial Statements. The operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results expected for the full year ending December 31, 2015.
Investment Securities
During the third quarter of 2015, we began investing a portion of the net proceeds from the IPO in investment securities. Our investment securities currently consist of corporate bonds, U.S. government agency securities (referred to as "Agency Securities") and certificates of deposit. We classify investment securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income (loss), a component of stockholders’ equity. We classify our investments as current when the period of time between the reporting date and the contractual maturity is twelve months or less and as noncurrent when the period of time between the reporting date and the contractual maturity is more than twelve months.
We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the Condensed Consolidated Statements of Operations.
For additional information regarding the investment securities, refer to Note 4, Investment Securities and Fair Value Measurements.
Changes in Accounting Policies
Except as described herein, there have been no significant changes in our accounting policies from those disclosed in our annual consolidated financial statements and the related notes included in the Prospectus.
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
Net Loss per Share
The following table presents a reconciliation of our weighted average number of shares used to compute net loss per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average shares outstanding	33,456	9,026	17,426	8,985
Less: Weighted average unvested restricted shares subject to repurchase	142	219	152	261
Weighted average number of shares used to compute basic and diluted net loss per share	33,314	8,807	17,274	8,724
Because we reported net losses for all periods presented, all potentially dilutive common stock equivalents are antidilutive for those periods and have been excluded from the calculation of net loss per share.

The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share as of September 30, 2015 and 2014 (in thousands):

	September 30,
	2015	2014
Options to purchase common stock	1,187	707
Conversion of convertible preferred stock	—	17,007
Unvested restricted stock awards	137	208
Unvested restricted stock units	12	—
Contingent restricted stock units (1)	33	—
Total shares excluded from net loss per share attributable to common stockholders	1,369	17,922
(1) The reported shares are based on a fixed price restricted stock unit (“RSU”) commitment for which the number of shares has not been determined at the grant date.  The shares disclosed in the table above are based on the closing price of our stock at September 30, 2015 divided by the future fixed price commitment to issue shares in the future. For additional information regarding the RSUs granted refer to Note 11, Stock-Based Compensation.
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
In April 2015, the FASB issued ASU No. 2015-03, Interest— Imputation of Interest—Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires an entity to record debt issuance costs in the balance sheet as a direct deduction of a recognized debt liability. ASU 2015-03 is effective for accounting periods beginning after December 15, 2015; however, early adoption is permitted. During the nine months ended September 30, 2015, we elected to adopt this guidance. The impact of the early adoption of this guidance was to record $0.4 million of third-party debt financing costs as a reduction in the outstanding amount of our prior term loan from Wells Fargo Bank, N.A. (“Wells Fargo”) in March 2015. The adoption of this guidance did not impact prior period financial statements as we had no debt outstanding. For additional information regarding the prior term loan with Wells Fargo, refer to Note 8, Long-term Debt.
In May 2015, the FASB issued ASU 2015-09, Financial Services-Insurance (Topic 944): Disclosures about Short-Duration Contracts ("ASU 2015-09"), requires insurance entities to disclose for annual reporting periods information about the liability for unpaid claims and claim adjustment expenses. ASU 2015-09 is effective for public business entities for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. Management is assessing this guidance's impact to our disclosures within our financial statements as the guidance is disclosure related.
In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting) (“ASU 2015-15”), which simplifies the presentation of debt issuance costs for line of credit arrangements since ASU 2015-03 did not address line of credit arrangements. ASU 2015-15 provides an update to ASU 2015-03 and allows for the debt issuance costs for line of credit arrangements to be classified as an asset. At September 30, 2015, we had an asset of $0.1 million remaining on our balance sheet for debt issuance costs associated with our linc of credit with Wells Fargo. Management has determined that this guidance has no impact to our financial statements since our debt issuance costs are currently classified as an asset.

In September 2015, the FASB issued Accounting Standard Update (“ASU”) No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. Management will consider applying this guidance should we have a measurement-period adjustment for the acquisition that occurred in April 2015.
3. Acquisition of RentLinx
On April 1, 2015, we completed the acquisition of all of the membership interests of RentLinx. We paid the sellers $4.1 million, of which $0.5 million was placed into escrow to cover potential indemnification claims relating to breaches of representations, warranties and covenants. We also agreed to pay an additional amount of approximately $1.1 million to certain individuals subject to their continued employment with us, which was recorded as an expense over the service period and paid in October 2015. All transaction costs were expensed in the period incurred and were approximately $0.3 million.
We acquired RentLinx to expand the Value+ services offered to our property manager customers, providing them the ability to better spend, track and optimize their marketing investments. The goodwill related to our RentLinx acquisition is attributable to synergies expected from the acquisition and assembled workforce. The goodwill is deductible for income tax purposes.
The following table summarizes the purchase price allocation (in thousands):

	Amount	Estimated Useful Life
Net current assets	$114
Intangible assets:
Developed technology	810	6 years
Partner relationships	680	3 years
Customer and website relationships	560	5 years
Other intangible assets	170	3 years
Goodwill	1,739	Indefinite
Purchase consideration, paid in cash	$4,073

We are not providing pro forma and current period financial information for this acquisition as they are not material to our Condensed Consolidated Financial Statements.

4. Investment Securities and Fair Value Measurements
Investment Securities

Investment securities classified as available-for-sale consist of the following at September 30, 2015 (in thousands):

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$34,872	$15	$(18)	$34,869
Agency securities	11,008	1	(1)	11,008
Certificates of deposit	$5,976	$2	$—	$5,978
Total available-for-sale investment securities	$51,856	$18	$(19)	$51,855
We did not have investment securities at December 31, 2014. We had certain investment securities in an unrealized loss position at September 30, 2015, and we have held these securities for less than three months. These unrealized loss positions are considered temporary and there were no impairments considered "other-than-temporary" as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis.
At September 30, 2015, the contractual maturities of our investments did not exceed 36 months. The fair values of available-for-sale investments, by remaining contractual maturity, are as follows (in thousands):

	September 30, 2015
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$28,149	$28,151
Due after 1 year through 3 years	23,707	23,704
Total available-for-sale investment securities	$51,856	$51,855
During the three and nine months ended September 30, 2015, we had $4.0 million of investment securities that were called and we recognized a $2,000 loss on sale.

Fair Value Measurements
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	September 30, 2015
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market accounts	$6,668	$—	$—	$6,668
Mutual funds	126	—	—	126
Available-for-sale - investment securities:
Corporate bonds	—	34,869	—	34,869
Agency securities	—	11,008	—	11,008
Certificates of deposit	5,978	—	—	5,978
Total Assets	$12,772	$45,877	$—	$58,649

	December 31, 2014
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market accounts	$3,696	$—	$—	$3,696
Total Assets	$3,696	$—	$—	$3,696
Contingent consideration	$—	$—	$2,429	$2,429
Total Liabilities	$—	$—	$2,429	$2,429
Cash and Cash Equivalents
As of September 30, 2015 and December 31, 2014, cash and cash equivalents include cash invested in money market accounts and mutual funds. Market prices are based on market prices for identical assets.

Available-for-Sale - Investment Securities
The fair value of our investment securities is based on pricing determined using inputs other than quoted prices that are observable either directly or indirectly such as yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures.

Contingent Consideration

Contingent consideration payable in connection with acquisitions is measured at fair value each period and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions we believe would be made by a market participant. We assess these estimates on an on-going basis as additional data impacting the assumptions becomes available. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within general and administrative expense in the Condensed Consolidated Statements of Operations. We determined the fair value of the contingent consideration using the probability weighted discounted cash flow method. The significant inputs used in the fair value measurement of contingent consideration are the probability of achieving revenue thresholds and determining discount rates.

The following table summarizes the changes in contingent consideration liability (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Fair value, at beginning of period	$—	$2,407	$2,429	$2,403
Change in fair value recorded in general and administrative expenses	—	(60)	—	(56)
Payment of contingent consideration	$—	$—	$(2,429)	—
Fair value, at end of period	$—	$2,347	$—	$2,347
The contingent consideration liability was recorded in other current liabilities on the accompanying Condensed Consolidated Balance Sheets as of December 31, 2014. On May 6, 2015, we paid the final earn-out payment in the amount of $2.4 million.
There were no changes to our valuation techniques used to measure asset and liability fair values on a recurring basis during the nine months ended September 30, 2015.
The carrying amounts of cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items. The carrying value of our SecureDocs’ note receivable approximates its fair value based on a discounted cash flow analysis and is a level 3 measurement.
Certain assets, including goodwill and intangible assets, are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the three and nine months ended September 30, 2015, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.

5. Property and Equipment
Property and equipment consists of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Data center and computer equipment	$3,768	$2,871
Furniture and fixtures	1,697	1,158
Office equipment	456	215
Leasehold improvements	868	333
Construction in process	164	—
Gross property and equipment	6,953	4,577
Less: Accumulated depreciation	(2,838)	(1,954)
Total property and equipment, net	$4,115	$2,623
Depreciation expense for property and equipment totaled $0.4 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively, and $1.0 million and $0.6 million for the nine months ended September 30, 2015 and 2014, respectively.
As of September 30, 2015 and December 31, 2014, capital leases are included in property and equipment with a cost basis of $82,000. Accumulated depreciation on property and equipment under capital leases as of September 30, 2015 and December 31, 2014 was $41,000 and $21,000, respectively.

6. Internal-Use Software Development Costs
Internal-use software development costs were as follows (in thousands):

	September 30, 2015	December 31, 2014
Internal use software development costs, gross	$19,674	$13,931
Less: Accumulated amortization	(10,758)	(8,422)
Internal use software development costs, net	$8,916	$5,509

Capitalized software development costs were $2.4 million and $1.4 million for the three months ended September 30, 2015 and 2014, respectively, and $5.8 million and $3.4 million for the nine months ended September 30, 2015 and 2014, respectively. Amortization expense with respect to software development costs totaled $0.9 million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively and $2.3 million and $1.4 million for the nine months ended September 30, 2015 and 2014, respectively.
7. Goodwill and Intangible Assets
Goodwill activity for the nine months ended September 30, 2015 is as follows (in thousands):

Goodwill as of December 31, 2014	$4,998
Addition:
Acquisition of RentLinx	1,739
Goodwill as of September 30, 2015	$6,737

Intangible assets consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands, except years):

	September 30, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$790	$(194)	$596	5.0
Technology	4,810	(2,068)	2,742	6.0
Trademarks	930	(262)	668	9.0
Partner relationships	680	(113)	567	3.0
Non-compete agreements	40	(7)	33	3.0
Domain names	287	(195)	92	5.0
Patents	340	(116)	224	5.0
	$7,877	$(2,955)	$4,922	5.9

	December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$230	$(104)	$126	5.0
Technology	4,000	(1,500)	2,500	6.0
Trademarks	800	(180)	620	10.0
Domain names	287	(161)	126	5.0
Patents	324	(81)	243	5.0
	$5,641	$(2,026)	$3,615	6.4

Amortization expense for the three months ended September 30, 2015 and 2014 was $0.4 million and $0.2 million, respectively and $0.9 million and $0.7 million for the nine months ended September 30, 2015 and 2014, respectively.
A summary of the activity within our intangible assets since December 31, 2014 is as follows (in thousands):

Intangible assets, net at December 31, 2014	$3,615
Additions from the acquisition of RentLinx (Note 3):	2,220
Other additions	16
Amortization	(929)
Intangible assets, net at September 30, 2015	$4,922
8. Long-term Debt

Credit Facility
On March 16, 2015, we entered into a credit facility (the “Credit Facility”) comprised of a $10.0 million term loan (the “Term Loan”), and a $2.5 million revolving line of credit (the “Revolving Facility”) with Wells Fargo. In March 2015 we borrowed $10.0 million under the Term Loan.
On July 16, 2015, we made an optional prepayment in full of the Term Loan and we became obligated to pay the related $0.2 million prepayment premium. Wells Fargo agreed with us that the prepayment premium would not be payable until the earlier of September 1, 2015 (which was subsequently extended to October 9, 2015) and the date we terminated the Revolving Facility in full (the earliest of those dates being referred to as the “Due Date”). Wells Fargo further agreed with us that if we entered into an amended revolving credit facility with them by October 9, 2015, and we agreed to pay them a closing fee of at least $0.1 million in connection with the new credit facility before the Due Date, they would waive the $0.2 million prepayment premium.
As of September 30, 2015, there was no outstanding balance under the Term Loan and Revolving Facility.
On October 9, 2015, we entered into Amendment Number One to Credit Agreement , which amended the terms of that certain Credit Agreement, dated March 16, 2015, entered into by and among us, Wells Fargo, as administrative agent, and the lenders that are parties thereto (as amended, the “Credit Agreement”).
Under the terms of the Credit Agreement, the lenders made available to us a $25.0 million revolving line of credit (the “New Revolving Facility”). Subject to customary terms and conditions, we can seek to increase the principal amount of indebtedness available under the Credit Agreement by up to $10.0 million, in the form of revolving commitments or term loan debt, although the lenders are under no obligation to make additional amounts available to us. Borrowings under the Revolving Facility are subject to the satisfaction of customary conditions.
Borrowings under the New Revolving Facility bear interest at a fluctuating rate per annum equal to, at our option, (i) a base rate equal to the highest of (a) the federal funds rate plus 1/2 of 1%, (b) the London Interbank Offered Rate (“LIBOR”) for a one-month interest period plus 1% and (c) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its prime rate, in each case plus an applicable margin of 1.5%, or (ii) LIBOR for the applicable interest period plus an applicable margin of 2.5%. Interest is due and payable monthly. We are also required to pay a commitment fee equal to 0.25% per annum of the unused portion of the New Revolving Facility if revolver usage is above $10.0 million, or 0.375% per annum of the unused portion of the New Revolving Facility if revolver usage is less than or equal to $10.0 million.
The New Revolving Facility matures on October 9, 2020. However, we can make payments on, and cancel in full, the New Revolving Facility at any time without premium or penalty.
The Credit Agreement contains customary affirmative, negative and financial covenants. The affirmative covenants require us to, among other things, disclose financial and other information to the lenders, maintain its business and properties, and maintain adequate insurance. The negative covenants restrict us from, among other things, incurring additional indebtedness, prepaying certain types of indebtedness, encumbering or disposing of its assets, making fundamental changes to its corporate structure, and making certain dividends and distributions. The financial covenants require us to maintain liquidity of not less than

$12.5 million and, to the extent liquidity is determined to be below $25.0 million, to comply with a maximum senior leverage ratio.
Debt Financing Costs
Debt financing costs are deferred and amortized, using the effective interest method for costs related to the Term Loan and the straight-line method for costs related to the Revolving Facility. We incurred fees to Wells Fargo attributable to the Term Loan of $0.3 million and other third-party debt financing costs of $0.1 million, which were recorded as a reduction of the carrying amount of the Term Loan. Amortization of such costs is included in interest expense. When the Term Loan was repaid prior to the maturity date, the unamortized debt financing costs of $0.4 million were expensed as interest expense. The allocated unamortized debt financing costs for the Revolving Facility of $0.1 million were recorded as an asset at September 30, 2015.

9. Commitments and Contingencies
Lease Obligations
As of September 30, 2015, we had operating lease obligations of approximately $6.9 million through 2022. We recorded rent expense of $0.3 million for the three months ended September 30, 2015 and 2014, respectively, and $0.9 million and $0.8 million for the nine months ended September 30, 2015 and 2014, respectively.
In September 2015, we signed a new lease for 24,479 square feet that will replace our existing office in Richardson, Texas. The aggregate annual payments under the new lease will be approximately $0.4 million and are subject to annual increases over the lease term, which expires in March 2022, approximately.
In October 2015, we signed an amendment to our existing lease at 90 Castilian Drive in Santa Barbara, California which increased the square footage leased by 7,855 square feet. The aggregate annual payments under the lease increased our annual commitments by approximately $150,000, and are subject to annual increases over the term of the lease. The amendment does not change any other material provisions of the lease, including the term of the lease, which expires in November 2020.
Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc. (“Terra Mar”), which was established to provide our customers with the option to purchase tenant liability insurance. If our customers choose to use our insurance services, they are issued an insurance policy underwritten by our third-party service provider. The policy has a limit of $100,000 per incident for each insured residence. We have entered into a reinsurance agreement with our third-party service provider and, as a result, we assume a 100% quota share of the tenant liability insurance provided to our customers through our third-party service provider. Included in cost of revenue we accrue for reported claims and an estimate of losses incurred but not reported by our property manager customers, as we bear the risk related to claims. Our liability for reported claims and incurred but not reported claims as of September 30, 2015 and December 31, 2014 was $0.4 million and $0.3 million, respectively, and is included in other current liabilities on the Condensed Consolidated Balance Sheets.
Included in other current assets as of September 30, 2015 and December 31, 2014 are $0.9 million and $0.6 million, respectively, of deposits held with a third party related to requirements to maintain collateral for our insurance services.

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
In December 2014, we provided notice to a third-party service provider to terminate our agreement so we could transition services to a new third-party partner. In February 2015, the third-party service provider filed an injunction preventing us from transferring the service to the new third-party partner. No monetary claims were made and, at the time of issuance of our December 31, 2014 consolidated financial statements, we determined the incurrence of a material loss was not probable or reasonably possible and that an estimate of an amount of loss or a range of possible losses could not reliably be made. In May 2015, primarily to expedite the transition of services to the new third-party partner, we agreed to pay the third-party service provider $0.6 million, which we recorded in general and administrative expenses for the nine months ended September 30, 2015.

In May 2015, we paid the final earn-out payment relating to the acquisition of MyCase, Inc. of $2.4 million. On May 26, 2015, we received a letter from counsel for a former shareholder of MyCase alleging that we failed to make commercially reasonable efforts to cause the maximum earn-out of $6.6 million to be earned. This amount represents the maximum earn-out that could potentially have been earned by all former MyCase shareholders. The former shareholder also stated that he intends to pursue punitive damages. We believe the allegations are without merit and we plan to vigorously defend against them. Based on information currently available, we have determined that the amount of any possible loss or range of possible loss is not reasonably estimable and we have therefore not established a reserve or a range of possible loss.
Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of any applicable agreements, services to be provided by us, or intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. We have never paid a material claim, nor have we been sued in connection with these indemnification arrangements. As of September 30, 2015 and December 31, 2014, we had not accrued a liability for these indemnification arrangements because we have determined that the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably possible and the amount or range of amounts of any such liability is not reasonably estimable.
10. Convertible Preferred Stock and Stockholders’ Equity (Deficit)
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

11. Stock-Based Compensation
Stock Options
A summary of our stock option activity for the nine months ended September 30, 2015 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years
Options outstanding as of December 31, 2014	1,217	$3.12	8.2
Options granted	339	9.13
Options exercised	(299)	1.79
Options cancelled/forfeited	(70)	4.97
Options outstanding as of September 30, 2015	1,187	$5.06	8.4
The fair value of stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. Our stock-based compensation expense for stock options for the three months ended September 30, 2015 and 2014 was $184,000 and $34,000, respectively, and for the nine months ended September 30, 2015 and 2014 was $453,000 and $89,000, respectively.

The following table summarizes information relating to our stock options granted during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options granted (in thousands)	62	48	339	166
Weighted average exercise price per share	$16.37	$4.16	$9.13	$3.53
Weighted average Black-Scholes model assumptions:
Risk-free interest rate	1.71%	1.89%	1.57%	1.90%
Expected term (in years)	6.1	6.0	6.2	6.0
Expected volatility	44%	50%	47%	49%
Expected dividend yield	—	—	—	—

As of September 30, 2015, the total remaining stock-based compensation expense for unvested stock options was $2.7 million, which is expected to be recognized over a weighted average period of 3.6 years.

Restricted Stock
A summary of activity in connection with our restricted stock awards for the nine months ended September 30, 2015 is as follows (number of shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested as of December 31, 2014	173	$1.64
Granted	50	8.78
Vested	(86)	1.53
Forfeited	—	—
Unvested as of September 30, 2015	137	$4.31
We have the right to repurchase any unvested restricted stock granted. Restricted stock vests over a four-year period for employees and over a one-year period for non-employee directors. For the three months ended September 30, 2015 and 2014, we recognized stock-based compensation expense for restricted stock awards of $123,000 and $36,000, respectively, and for the nine months ended September 30, 2015 and 2014 of $266,000 and $104,000, respectively.
As of September 30, 2015, the total remaining stock-based compensation expense for unvested restricted stock with a repurchasing right was $0.5 million, which is expected to be recognized over a weighted average period of 1.7 years.

Restricted Stock Units
In September 2015, we granted restricted stock units ("RSUs") with a fixed monetary amount of $750,000 that vest in equal tranches over four annual periods. On the first day of each vesting period, the number of shares to be issued in respect of the RSUs is determined by dividing the value of the portion of the RSUs that vest in that tranche ($188,000) by the closing price of our Class A common stock on the vesting date. The shares underlying this grant are not issued and outstanding until the applicable vesting date.
We recognized stock-based compensation expense for these RSUs of $16,000 for the three and nine months ended September 30, 2015. As of September 30, 2015, the total remaining stock-based compensation expense for these RSUs was $0.7 million, which is expected to be recognized over a weighted average period of 3.9 years.

12. Income Taxes
Our effective tax rate differs from the U.S. Federal statutory rate of 34% primarily because our losses have been offset by a valuation allowance due to uncertainty as to the realization of those losses.
For the nine months ended September 30, 2015, we recorded income tax expense of $34,000 associated with our payments of state minimum taxes and the amortization of tax deductible goodwill that is not an available source of income to realize the deferred tax asset.
13. Revenue and Other Information
Our chief operating decision maker reviews separate revenue information for our core solutions, Value+ and other service offerings as a measure of growth in the number of our customers and growth in the adoption and utilization of our core solutions and Value+ services by new and existing customers. The following table presents our revenue categories for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Core solutions	$8,330	$5,849	$23,161	$15,998
Value+ services	10,783	6,586	27,895	16,581
Other	1,192	589	3,522	1,873
Total revenues	$20,305	$13,024	$54,578	$34,452

Value+ services presented in the table above include subscriptions to website hosting services and contact center services. Other services included above are for one-time services related to on-boarding our core solutions, website design services and revenue related to RentLinx online marketing services.
Our revenue is generated primarily from U.S. customers. All of our property and equipment is located in the United States.
14. Subsequent Events

On October 5, 2015, we signed an amendment to our existing lease at 90 Castilian Drive in Santa Barbara, California to exercise a portion of our expansion rights under our existing lease, which increased the square footage leased by 7,855 square feet. For additional information regarding the lease amendment, refer to Note 9, Commitments and Contingencies.

On October 9, 2015, we entered into an amendment to our Credit Agreement with Wells Fargo, pursuant to which the lenders made available to us a revolving credit facility in the amount of $25.0 million. For additional information regarding the Credit Agreement, refer to Note 8, Long-term Debt

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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
Customer count is summarized in the table below:

	As of September 30,
	2015	2014	% Change
Property manager	7,561	5,331	42%
Law firm	5,566	3,203	74%
We have invested in growth in a disciplined manner across our organization. As a result, our costs and operating expenses have increased significantly in absolute dollars primarily due to our significant growth in employees and personnel-related costs. For example, we increased our employee headcount from 347 employees as of September 30, 2014 to 556 employees as of

September 30, 2015, representing a period-over-period increase of 60%. We intend to continue to invest across our organization. These investments to grow our business will continue to increase our costs and operating expenses on an absolute basis. Many of these investments will occur in advance of our realization of revenue or any other benefit and will make it difficult to determine if we are allocating our resources efficiently. We expect cost of revenue, research and product development expense, sales and marketing expense, and general and administrative expense to decrease as a percentage of revenue over the long term as revenue increases and we gain additional operating leverage in our business. As a result of this increased operating leverage, we expect our operating margins will improve over the long term.
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

Results of Operations
The following table sets forth our results of operations for the periods presented in dollars (in thousands) and as a percentage of revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%
Consolidated Statements of Operations Data:
Revenue	$20,305	100%	$13,024	100%	$54,578	100%	$34,452	100%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization) (1)	9,264	46	5,979	46	24,438	45	16,112	47
Sales and marketing (1)	7,028	35	4,312	33	18,976	35	11,519	33
Research and product development (1)	2,797	14	1,838	14	6,960	13	4,559	13
General and administrative (1)	3,888	19	1,180	9	10,987	20	3,564	10
Depreciation and amortization	1,638	8	988	8	4,252	8	2,691	8
Total costs and operating expenses	24,615	121	14,297	110	65,613	120	38,445	112
Operating loss	(4,310)	(21)	(1,273)	(10)	(11,035)	(20)	(3,993)	(12)
Other income (expense), net	(1)	—	(6)	—	(8)	—	(103)	—
Interest income (expense), net	(426)	(2)	11	—	(701)	(1)	48	—
Loss before income taxes	(4,737)	(23)	(1,268)	(10)	(11,744)	(22)	(4,048)	(12)
Provision for income taxes	23	—	—	—	34	—	—	—
Net loss	$(4,760)	(23)%	$(1,268)	(10)%	$(11,778)	(22)%	$(4,048)	(12)%

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$35	$17	$86	$49
Sales and marketing	33	12	84	32
Research and product development	10	3	22	17
General and administrative	200	26	431	60
Total stock-based compensation expense	$278	$58	$623	$158

Comparison of the Three and Nine Months Ended September 30, 2015 and 2014
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Revenue	$20,305	$13,024	$7,281	56%	$54,578	$34,452	$20,126	58%
Revenue increased $7.3 million, or 56%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, reflecting mainly increased revenue from our property manager customers. The overall increase was primarily the result of an increase in revenue from Value+ services from $6.6 million to $10.8 million, or 64%, mainly driven by increased usage of our electronic payments platform, screening services and tenant liability insurance programs by a larger customer base. The increase was also the result of an increase in revenue from our core solutions from $5.8 million to $8.3 million, or 42%, driven by growth in the number of our customers and strong customer renewal rates. The increase of $0.6 million, or 102%, in other revenue from $0.6 million to $1.2 million was primarily a result of incremental revenue from the acquisition of RentLinx, which contributed $0.4 million during the period and an increase in revenue from website design services related to the increase in new customers.
Revenue increased $20.1 million, or 58%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, reflecting mainly increased revenue from our property manager customers. The overall increase was primarily a result of an increase in revenue from Value+ services from $16.6 million to $27.9 million, or 68%, mainly driven by increased usage of our electronic payments platform, screening services and tenant liability insurance programs by a larger customer base. The increase was also the result of an increase in revenue from our core solutions of $7.2 million, or 45%, driven by growth in the number of our customers and strong customer renewal rates. The increase of $1.6 million, or 88%, in other revenue from $1.9 million to $3.5 million was primarily the result of an increase in fees for website design fees and data migration fees from the increase in new customers and incremental revenue gained from the acquisition of RentLinx.

Cost of Revenue (Exclusive of Depreciation and Amortization)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$9,264	$5,979	$3,285	55%	$24,438	$16,112	$8,326	52%

Cost of revenue (exclusive of depreciation and amortization) increased $3.3 million, or 55%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was primarily the result of an increase in third-party costs of $1.5 million incurred to support the delivery of our software solutions, an increase in personnel-related costs of $1.3 million, and an increase in allocated and other costs of $0.5 million. The increase in third-party costs primarily relates to increased expenditures associated with increased adoption and utilization of certain Value+ services by our new and existing customers as evidenced by the 64% increase in revenue from Value+ services for the three-month period described above. The increase in personnel-related costs was primarily due to a substantial increase in headcount within our customer service and support organization to support the increased usage of Value+ services. The increase in allocated and other costs primarily relates to an increase in overhead costs, such as facility and IT costs, as we continued to expand our operations to support our growth.
Cost of revenue (exclusive of depreciation and amortization) increased $8.3 million, or 52%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was primarily a result of an increase in third-party costs of $4.2 million incurred to support the delivery of our software solutions, an increase in personnel-related costs of $3.1 million, and an increase in allocated and other costs of $1.0 million. The increase in third-party costs primarily relates to increased expenditures associated with increased adoption and utilization of certain Value+ services by our new and existing customers as evidenced by the 68% increase in revenue from Value+ services for the nine-month period described above. The increase in personnel-related costs and allocated and other costs for the nine months ended September 30, 2015 occurred for the same reasons described in the quarterly discussion above.

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Sales and marketing	$7,028	$4,312	$2,716	63%	$18,976	$11,519	$7,457	65%

Sales and marketing expense increased $2.7 million, or 63%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was primarily the result of an increase in personnel-related costs of $1.7 million, an increase in marketing program costs of $0.7 million, and an increase in other operating costs of $0.3 million. The increase in personnel-related costs was primarily due to an increase in headcount within our sales and marketing organization, an increase in sales commissions due to our revenue growth, and other incentive-based compensation. The increase in marketing program costs was primarily due to an expansion of online lead generation marketing programs to acquire new customers and marketing programs designed to expand adoption and utilization of our Value+ services by new and existing customers. The increase in other operating costs primarily relates to an increase in overhead costs, such as facility and IT costs, as we continued to expand our operations to support our growth.
Sales and marketing expense increased $7.5 million, or 65%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was primarily the result of an increase in personnel-related costs of $4.7 million, an increase in marketing program costs of $1.9 million primarily associated with online advertising, and an increase in other operating costs of $0.9 million. The increase in personnel-related costs, marketing program costs and other operating costs for the nine months ended September 30, 2015 occurred for the same reasons described in the quarterly discussion above.
Research and Product Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Research and product development	$2,797	$1,838	$959	52%	$6,960	$4,559	$2,401	53%

Research and product development expense increased $1.0 million, or 52%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was primarily the result of an increase in personnel-related costs net of capitalized software development costs, of $0.6 million and an increase in other operating costs of $0.4 million. The increase in personnel-related and other operating costs was primarily due to an increase in headcount within our research and product development organization.

Research and product development expense increased $2.4 million, or 53%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was primarily the result of an increase in personnel-related costs net of capitalized software development costs, of $1.7 million and an increase in other operating costs of $0.7 million. The increase in personnel-related and other operating costs for the nine months ended September 30, 2015 occurred for the same reasons described in the quarterly discussion above.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
General and administrative	$3,888	$1,180	$2,708	229%	$10,987	$3,564	$7,423	208%

General and administrative expense increased $2.7 million, or 229%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was primarily the result of an increase in personnel-related costs of $1.7 million, increased legal, accounting and insurance fees related to being a publicly traded company of $0.6 million, and an increase in other costs of $0.5 million. The increase in personnel-related costs was primarily due to a substantial increase in headcount within our finance, IT and administrative organizations and $0.5 million related to incremental compensation we agreed to pay to certain RentLinx personnel subject to their continued employment with us. The increase in other operating costs primarily relates to an increase in overhead costs, such as facility and IT costs, as we continued to expand our operations to support our growth.
General and administrative expense increased $7.4 million, or 208%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was primarily the result of an increase in personnel-related costs of $3.7 million and other operating expenses of $3.7 million. The increase in personnel-related costs was primarily due to a substantial increase in headcount within our finance, IT and administrative organizations and $1.1 million related to incremental compensation we agreed to pay to certain RentLinx personnel subject to their continued employment with us. The increase in other operating expenses was mostly attributable to an increase in professional fees in connection with our IPO of $1.8 million, a payment to a third-party service provider to expedite our transition to a new third-party partner of $0.6 million, legal fees of $0.3 million associated with our acquisition of RentLinx, and an increase in overhead costs, such as facility and IT costs, as we continued to expand our operations to support our growth.
Depreciation and Amortization

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Depreciation and amortization	$1,638	$988	$650	66%	$4,252	$2,691	$1,561	58%
Depreciation and amortization expense increased $0.7 million, or 66%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was primarily due to increased amortization expense of $0.4 million associated with higher capitalized software development balances, increased amortization of intangible assets of $0.1 million from the acquisition of RentLinx and increased depreciation expense of $0.1 million related to capital purchases.
Depreciation and amortization expense increased $1.6 million, or 58%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was primarily due to increased amortization expense of $1.0 million associated with higher capitalized software development balances, increased depreciation expense of $0.3 million related to capital purchases and increased amortization of intangible assets of $0.3 million from the acquisition of RentLinx.
Interest Income (expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Interest income (expense)	$(426)	$11	$(437)	(3,973)%	$(701)	$48	$(749)	(1,560)%

Interest expense increased by $0.4 million and $0.7 million for the three and nine months ended September 30, 2015, respectively compared to the three and nine months ended September 30, 2014. The increase is primarily attributable to the interest expense recognized from the write-off of deferred financing costs associated with the repayment of the Term Loan. The interest expense was offset by $0.1 million of interest income from our investment securities, cash and notes receivable.
Liquidity and Capital Resources
Cash and Cash Equivalents
As of September 30, 2015, our principal sources of liquidity were cash and cash equivalents and investment securities, which had an aggregate balance of $63.6 million. Historically, we have financed our operations primarily through private placements of equity securities in the form of convertible preferred stock, proceeds from borrowings under the Credit Facility, and cash generated from our operations.
In June 2015, we completed our IPO, resulting in net proceeds of $65.1 million. In July 2015, we sold additional shares to the underwriters, upon their exercise in full of the option we granted them in connection with the IPO resulting in an additional $10.4 million in net proceeds.  As a result, the aggregate net proceeds to us from the sale of shares in the IPO were approximately $75.4 million. This increase in net proceeds resulted in a commensurate increase in our working capital balance as of the closing date. During the third quarter of 2015, we used a portion of the net proceeds to purchase $52.0 million of investment securities, which mature at various times over the next three years.
Working Capital
As of September 30, 2015, we had working capital of $27.5 million, compared to a working capital deficit of $5.7 million as of December 31, 2014. The increase in our working capital was primarily due to an increase in our cash balance and an increase in the current portion of investment securities, each as a result of the net proceeds of the IPO, offset by increases in our accrued employee expenses, accrued expenses and deferred revenue from the continued growth of our business.
Credit Facility
As of September 30, 2015, we had no outstanding balance under the under the Term Loan or the Revolving Facility.
On October 9, 2015, we entered into Amendment Number One to Credit Agreement , which amended the terms of that certain Credit Agreement, dated March 16, 2015, entered into by and among us, Wells Fargo, as administrative agent, and the lenders that are parties thereto (as amended, the “Credit Agreement”).

Under the terms of the Credit Agreement, the lenders have made available to us a $25.0 million revolving line of credit (the “New Revolving Facility”). Subject to customary terms and conditions, we can seek to increase the principal amount of indebtedness available under the Credit Agreement by up to $10.0 million, in the form of revolving commitments or term loan debt, although the lenders are under no obligation to make additional amounts available to us. Borrowings under the New Revolving Facility are subject to the satisfaction of customary conditions. At the date of this filing, there was no outstanding balance under the New Revolving Facility.
Liquidity Requirements

We believe that our existing cash and cash equivalents, and our investment securities, together with available borrowings under the New Revolving Facility, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Capital Requirements

Our future capital requirements will depend on many factors, including the continued market acceptance of our software solutions, the change in the number of our customers, the adoption and utilization of our Value+ services by new and existing customers, the timing and extent of the introduction of new core functionality and Value+ services in our existing markets and verticals, the timing and extent of our expansion into adjacent markets or new verticals and the timing and extent of our investments across our organization. In addition, we may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies or intellectual property rights, although we have no present plans with respect to any acquisitions or investments.

We may be required to seek additional equity or debt financing in order to meet these future capital requirements. If we are unable to raise additional capital when desired, or on terms that are acceptable to us, our business, operating results and financial condition could be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2015	2014

Net cash (used in) provided by operating activities	$(3,774)	$1,283
Net cash used in investing activities	(63,138)	(4,905)
Net cash provided by financing activities	73,258	135
Net cash increase (decrease) in cash and cash equivalents	$6,346	$(3,487)
Cash (Used in) Provided by Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our core solutions and Value+ services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
For the nine months ended September 30, 2015, cash used in operating activities was $3.8 million resulting from our net loss of $11.8 million, adjusted by non-cash charges of $4.9 million and a net increase in our operating assets and liabilities of $3.1 million. The net increase in our operating assets and liabilities was primarily the result of an increase of $4.3 million of depreciation and amortization of our property and equipment and capitalized software and $3.1 million in accrued employee expenses related to an overall increase in personnel-related costs.
For the nine months ended September 30, 2014, cash provided by operating activities was $1.3 million resulting from our net loss of $4.0 million adjusted by non-cash charges of $2.9 million and a net increase in our operating assets and liabilities of $2.5 million. The net increase in our operating assets and liabilities was primarily the result of an increase of $2.7 million of depreciation and amortization of our property and equipment and capitalized software, a $1.0 million increase in accounts payable due to an increase in expenditures associated with the overall growth of our business, and $1.0 million in accrued employee expenses.
Cash Used in Investing Activities
Cash used in and provided by investing activities is generally comprised of purchases, maturities and sales of investment securities, additions to capitalized software development, cash paid for business acquisitions and purchases and dispositions of capital expenditures.
For the nine months ended September 30, 2015, investing activities used $63.1 million in cash primarily as a result of $60.4 million of investment securities purchased offset by $9.0 million of sales and maturities of investment securities. In addition, we had capitalized software development costs of $5.4 million, used $4.0 million for the acquisition of RentLinx and had an increase in capital expenditures of $2.2 million to purchase property and equipment.
For the nine months ended September 30, 2014, investing activities used $4.9 million in cash primarily as a result of an increase in capitalized software development costs of $3.3 million, and an increase in capital expenditures of $1.6 million to purchase property and equipment.

Cash Provided by Financing Activities
Cash provided by and used by financing activities is mostly attributed to the net proceeds from the IPO and includes issuance and payments of debt and the receipt of cash from the exercise of stock options and the issuance of restricted stock.
For the nine months ended September 30, 2015, financing activities provided $73.3 million in cash primarily as a result of net proceeds from the IPO in the amount of $75.4 million, offset by a $2.4 million earnout payment relating to our acquisition of MyCase.
For the nine months ended September 30, 2014, financing activities provided $0.1 million in cash primarily as a result of proceeds from the exercise of stock options.

Contractual Obligations and Other Commitments

In October 2015, we signed an amendment to our existing lease at 90 Castilian Drive in Santa Barbara, California to exercise a portion of our expansion rights under our existing lease, which increased the square footage leased by 7,855 square feet. For additional information regarding the amendment to our lease, refer to Note 9, Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.

In October 2015, we entered into an amendment to our Credit Agreement with Wells Fargo, pursuant to which the lenders made available to us a revolving credit facility in the amount of $25.0 million. For additional information regarding the Credit Agreement, refer to Note 8, Long-term Debt.

In July 2015, we made an optional prepayment in full of the Term Loan. For additional information regarding the term loan, refer to Note 8, Long-term Debt in the Notes to Condensed Consolidated Financial Statements.
Off-Balance Sheet Arrangements
As of September 30, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or for other purposes.

Critical Accounting Policies

As disclosed in our Prospectus, our financial statements and the related notes are prepared in accordance with GAAP. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and operating expenses, provision for income taxes and related disclosures.

During the third quarter of 2015, we began purchasing investment securities. As of September 30, 2015 we held $51.9 million in investment securities. Accordingly, we determined that our accounting policy for investment securities is a critical accounting policy and is as follows:

Investment Securities

During the third quarter of 2015, we began investing a portion of the net proceeds from the IPO in investment securities. Our investment securities currently consist of corporate bonds, U.S. government agency securities (referred to as "Agency Securities") and certificates of deposit. We classify investment securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income (loss), a component of stockholders’ equity. We classify our investments as current when the period of time between the reporting date and the contractual maturity is twelve months or less and as noncurrent when the period of time between the reporting date and the contractual maturity is more than twelve months.
We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the Condensed Consolidated Statements of Operations.
For additional information regarding the investment securities, refer to Note 4, Investment Securities and Fair Value Measurements.

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies within our Condensed Consolidated Financial Statements.
Item 3. Qualitative and Quantitative Disclosure about Market Risk
Interest Rate Risk
We had cash and cash equivalents of $11.8 million as of September 30, 2015, consisting of bank deposits and money market funds. At September 2015, we held $51.9 million of investment securities which are comprised of fixed rate debt securities and certificates of deposit. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our Condensed Consolidated Financial Statements.
On October 9, 2015, we entered into the Credit Agreement, pursuant to which the lenders made available to us a $25.0 million revolving line of credit. The New Revolving Facility bears interest at a fluctuating rate as described therein. There are no amounts currently outstanding under the New Revolving Facility.

Inflation Risk and Foreign Currency Risk

We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in inflation rates or foreign currency rates.

As of September 30, 2015, there were no other material changes in the market risks described in the section of the Prospectus entitled “Quantitative and Qualitative Disclosure of Market Risk.”

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
As disclosed in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report, we previously concluded that we have material weaknesses in our internal control over financial reporting resulting from our failure to design or maintain an effective control environment with sufficient personnel with an appropriate level of accounting and financial reporting expertise with respect to the accounting for non-routine, complex transactions, which contributed to a material weakness in our accounting policies and procedures designed to address the accounting for unusual or complex transactions. Because of the material weaknesses in our internal control over financial reporting, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report at the reasonable assurance level. However, our management, including our principal executive officer and principal financial officer, has concluded that, notwithstanding the identified material weaknesses in our internal control over financial reporting, the Condensed Consolidated Financial Statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Management’s Remediation Efforts
We continued our efforts to remediate the identified material weaknesses in our internal control over financial reporting, including by:

1.
Hiring additional personnel in our accounting and finance department with extensive knowledge in accounting and financial reporting, a majority of which are Certified Public Accountants ("CPA") with experience addressing unusual, complex and non-routine transactions.

2.
Adding additional members to our Board of Directors with extensive experience overseeing publicly traded companies and reviewing SEC filings, including a new Audit Committee Chairman who qualifies as an "audit committee financial expert" under SEC rules.

3.
Organizing and implementing a Disclosure Committee to review the Company’s transactions each quarter with key management and operational personnel, including reviewing and discussing unusual, complex and non-routine transactions.

4.	Pursuing ongoing efforts to improve, design and implement processes to enhance our internal control over financial reporting.

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

Item 1A. Risk Factors
An investment in our Class A common stock involves risks. Before making an investment decision, you should carefully consider all of the information in this Quarterly Report, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Condensed Consolidated Financial Statements and related notes. In addition, you should carefully consider the risks and uncertainties described in the section entitled “Risk Factors” in our Quarterly Report for the fiscal quarter ended June 30, 2015, which was filed with the SEC on August 6, 2015, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that case, the trading price of our Class A common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

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

There has been no material change in the planned use of net proceeds from the IPO as described in the Prospectus. The amounts and timing of our actual uses of net proceeds will vary depending on numerous factors, including the factors described in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
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

AppFolio, Inc.

Date:	November 9, 2015	By:	/s/ Ida Kane
Ida Kane
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of the registrant as currently in effect (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 10-Q filed on August 6, 2015).
3.2	Amended and Restated Bylaws of the registrant as currently in effect (incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 10-Q filed on August 6, 2015).
10.1	Amendment Number One to Credit Agreement, by and among registrant, Wells Fargo Bank, N.A., as administrative agent, and the lenders that are parties thereto, dated October 9, 2015.
10.2	First Amendment to Lease, by and between the registrant and Nassau Land Company, L.P., dated October 5, 2015.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*
The certifications attached as Exhibit 32.1 accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act.