Form 10-Q
period 2016-03-31
APPFOLIO INC
filed 2016-05-09
CIK 1433195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016.
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.

Commission File Number 001-37468
AppFolio, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-0359894
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Castilian Drive Santa Barbara, California	93117
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of April 22, 2016, the number of shares of the registrant’s Class A common stock outstanding was 10,790,470 and the number of shares of the registrant’s Class B common stock outstanding was 22,816,221.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 or Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements are subject to considerable risks and uncertainties. Forward-looking statements include all statements that are not statements of historical facts contained in this Quarterly Report and can be identified by words such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “could,” “will,” “would” or similar expressions and the negatives of those expressions. In particular, forward looking statements contained in this Quarterly Report relate to, among other things, our future or assumed financial condition, results of operations, business forecasts and plans, capital needs and financing plans, research and product development plans, growth in the size of our business and number of customers, strategic plans and objectives, acquisitions and investments and application of accounting guidance. We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report.

Forward-looking statements represent our management’s current beliefs and assumptions based on information currently available. Forward-looking statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks and uncertainties in greater detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report and in the section entitled “Risk Factors” in our 2015 Annual Report on Form 10-K or Annual Report, as well as in our other filings with the Securities and Exchange Commission or SEC. You should read this Quarterly Report, and the other documents we have filed with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

APPFOLIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par values)

	March 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$11,268	$12,063
Investment securities—current	9,947	10,235
Accounts receivable, net	2,642	2,048
Prepaid expenses and other current assets	4,440	3,160
Total current assets	28,297	27,506
Investment securities—noncurrent	30,910	34,417
Property and equipment, net	6,964	6,107
Capitalized software, net	11,239	10,022
Goodwill	6,737	6,737
Intangible assets, net	4,160	4,516
Other assets	1,273	1,176
Total assets	$89,580	$90,481
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,470	$2,369
Accrued employee expenses	5,518	5,159
Accrued expenses	4,053	3,340
Deferred revenue	5,658	4,953
Other current liabilities	1,135	1,084
Total current liabilities	17,834	16,905
Other liabilities	1,746	879
Total liabilities	19,580	17,784
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000 authorized and no shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Class A common stock, $0.0001 par value, 250,000 shares authorized as of March 31, 2016 and December 31, 2015; 10,707 and 9,005 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively;	1	1
Class B common stock, $0.0001 par value, 50,000 shares authorized as of March 31, 2016 and December 31, 2015; 22,887 and 24,541 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively;	3	3
Additional paid-in capital	142,134	141,528
Accumulated other comprehensive gain (loss)	147	(153)
Accumulated deficit	(72,285)	(68,682)
Total stockholders’ equity	70,000	72,697
Total liabilities and stockholders’ equity	$89,580	$90,481
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue	$23,211	$15,848
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	10,530	7,065
Sales and marketing	7,551	5,709
Research and product development	3,043	2,009
General and administrative	3,549	3,392
Depreciation and amortization	2,117	1,183
Total costs and operating expenses	26,790	19,358
Loss from operations	(3,579)	(3,510)
Other expense, net	(24)	(2)
Interest income (expense), net	24	(32)
Loss before provision for income taxes	(3,579)	(3,544)
Provision for income taxes	24	74
Net loss	$(3,603)	$(3,618)
Net loss per share, basic and diluted	$(0.11)	$(0.41)
Weighted average common shares outstanding, basic and diluted	33,463	8,913
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(3,603)	$(3,618)
Other comprehensive gain:
Net changes in unrealized gains (losses) on investment securities	300	—
Comprehensive loss	$(3,303)	$(3,618)

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Class A		Class B		Capital	(Loss)/Gain	Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	9,005	$1	24,541	$3	$141,528	$(153)	$(68,682)	$72,697
Exercise of stock options	47	—	1		80	—	—	80
Stock-based compensation	—	—	—	—	455	—	—	455
Vesting of early exercised shares	—	—	—	—	71	—	—	71
Conversion of Class B stock to Class A stock	1,655	—	(1,655)	—	—	—	—	—
Unrealized gain on investment securities	—	—	—	—	—	300	—	300
Net loss	—	—	—	—	—	—	(3,603)	(3,603)
Balance at March 31, 2016	10,707	$1	22,887	$3	$142,134	$147	$(72,285)	$70,000

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash from operating activities
Net loss	$(3,603)	$(3,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,117	1,183
Purchased investment premium, net of amortization	145	—
Amortization of deferred financing costs	16	5
Loss on disposal of property and equipment	29	7
Stock-based compensation	463	133
Lease abandonment	91	—
Changes in operating assets and liabilities:
Accounts receivable	(594)	(665)
Prepaid expenses and other current assets	(1,281)	(526)
Other assets	(110)	(44)
Accounts payable	(653)	209
Accrued employee expenses	94	901
Accrued expenses	987	800
Deferred revenue	705	455
Other liabilities	858	(51)
Net cash used in operating activities	(736)	(1,211)
Cash from investing activities
Purchases of property and equipment	(1,891)	(721)
Additions to capitalized software	(2,179)	(1,231)
Purchases of investment securities	(9,385)	—
Sales and calls of investment securities	11,005	—
Maturities of investment securities	2,330	—
Purchases of intangible assets	—	(5)
Net cash used in investing activities	(120)	(1,957)
Cash from financing activities
Proceeds from stock option exercises	80	68
Proceeds from issuance of restricted stock	—	141
Principal payments under capital lease obligations	(7)	(6)
Proceeds from issuance of debt	29	10,000
Principal payments on debt	(41)	—
Payment of debt issuance costs	—	(413)
Net cash provided by financing activities	61	9,790
Net cash (decrease) increase in cash and cash equivalents	(795)	6,622
Cash and cash equivalents
Beginning of period	12,063	5,412
End of period	$11,268	$12,034

Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$700	$353
Additions of capitalized software included in accrued employee expenses	554	282
Stock-based compensation capitalized for software development	51	31
Debt issuance and other financing costs accrued, not paid	—	137
Deferred IPO costs included in accrued expenses	—	1,396
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
1. Nature of Business
Overview
AppFolio, Inc. (“we” or “AppFolio”) provides industry-specific, cloud-based software solutions for small and medium-sized businesses (“SMBs”) in the property management and legal industries. Our platform is designed to be the system of record to automate essential business processes and the system of engagement to enhance business interactions between our customers and their clients and vendors. Our mobile-optimized software solutions have a user-friendly interface across multiple devices, enabling our customers to work at any time and from anywhere. Our property management software provides small and medium-sized property managers with an end-to-end solution to their business needs, enabling them to manage properties quickly and easily in a single, integrated environment. Our legal software provides solo practitioners and small law firms with a streamlined practice and case management solution, allowing them to manage their practices and case load within a flexible system. We also offer optional, but often mission-critical, Value+ services, such as our professionally designed websites, and electronic payment services which are seamlessly built into our core solutions.

2. Summary of Significant Accounting Policies
Basis of Presentation and Significant Accounting Policies
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with our consolidated financial statements and the related notes included in our Annual Report filed with the SEC on February 29, 2016. Our unaudited interim Condensed Consolidated Financial Statements have been prepared on a basis consistent with that used to prepare our audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the Condensed Consolidated Financial Statements. The operating results for the three months ended March 31, 2016 are not necessarily indicative of the results expected for the full year ending December 31, 2016.
Changes in Accounting Policies
Except as described below, there have been no significant changes in our accounting policies from those disclosed in our annual consolidated financial statements and the related notes included in the 2015 Form 10-K.
Stock-Based Compensation
During the three months ended March 31, 2016, we granted performance based stock options or PSOs and performance based restricted stock units or PSUs. For additional information regarding the PSOs and PSUs granted refer to Note 7, Stock-Based Compensation.
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

Net Loss per Share
The following table presents a reconciliation of our weighted average number of Class A and Class B common shares used to compute net loss per share (in thousands):

	Three Months Ended March 31,
	2016	2015
Weighted average shares outstanding	33,571	9,080
Less: Weighted average unvested restricted shares subject to repurchase	108	167
Weighted average number of shares used to compute basic and diluted net loss per share	33,463	8,913
Because we reported net losses for all periods presented, all potentially dilutive common stock equivalents are anti-dilutive for those periods and have been excluded from the calculation of net loss per share.
The following table presents the number of anti-dilutive Class A and Class B common shares excluded from the calculation of diluted net loss per share as of March 31, 2016 and 2015 (in thousands):

	March 31,
	2016	2015
Options to purchase common stock	1,356	1,320
Conversion of convertible preferred stock	—	17,007
Unvested restricted stock awards	97	166
Unvested restricted stock units	370	—
Contingent restricted stock units (1)	87	—
Total shares excluded from net loss per share attributable to common stockholders	1,910	18,493
(1) The reported shares are based on 58,000 shares with a fixed price restricted stock unit (“RSU”) commitment for which the number of shares has not been determined at the grant date and 29,000 shares with a performance condition that has not been met.  The 58,000 shares included in the table above are based on the closing price of our stock at March 31, 2016 divided by the future fixed price commitment to issue shares in the future. For additional information regarding the RSUs granted refer to Note 7, Stock-Based Compensation.
The diluted net loss per common share was the same for our Class A and Class B common shares because they are entitled to the same liquidation and dividend rights.
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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company will adopt this guidance beginning with its first quarter ending March 31, 2019. We have not determined the effect of this guidance on our financial condition, results of operations, cash flows or disclosures.

In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting of Revenue Gross versus Net) ("ASU 2016-08"), which provides additional guidance to improve the operability and understandability of the implementation guidance on principal versus agent considerations and provides additional illustrative examples to assist with the application of the guidance. The amendment does not change the core principles in Topic 606. ASU 2016-08 is effective on January 1, 2018 with the adoption of ASU 2014-09. Early adoption is permitted as of January 1, 2017. We have not determined the effect of this guidance on our financial condition, results of operations, cash flows or disclosures.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 781), Improvements to Employee Share-Based Payment Accounting ("ASU 2106-09"), which amends and simplifies the accounting for share-based payment awards in three areas; (1) income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. For public companies, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. We have not determined the effect of this guidance on our financial condition, results of operations, cash flows or disclosures.

In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing ("ASU 2016-10"), which provides additional guidance on identifying performance obligations and also to improve the operability and understandability of the licensing implementation guidance. The amendment does not change the core principles in Topic 606. ASU 2016-10 is effective on January 1, 2018 with the adoption of ASU 2014-09. Early adoption is permitted as of January 1, 2017. We have not determined the effect of this guidance on our financial condition, results of operations, cash flows or disclosures.

3. Investment Securities and Fair Value Measurements
Investment Securities

Investment securities classified as available-for-sale consist of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$29,427	$123	$(6)	$29,544
Agency securities	5,058	6	—	5,064
Certificates of deposit	6,225	24	—	6,249
Total available-for-sale investment securities	$40,710	$153	$(6)	$40,857

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$30,568	$—	$(126)	$30,442
Agency securities	8,012	—	(12)	8,000
Certificates of deposit	6,225	—	(15)	6,210
Total available-for-sale investment securities	$44,805	$—	$(153)	$44,652
We had certain investment securities in an unrealized loss position at March 31, 2016 and at December 31, 2015, and we have held these securities for less than twelve months. These unrealized loss positions are considered temporary and there were no impairments considered "other-than-temporary" as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis.

At March 31, 2016 and December 31, 2015, the contractual maturities of our investments did not exceed 36 months. The fair values of available-for-sale investments, by remaining contractual maturity, are as follows (in thousands):

	March 31, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$9,942	$9,947	$10,249	$10,235
Due after 1 year through 3 years	30,768	30,910	34,556	34,417
Total available-for-sale investment securities	$40,710	$40,857	$44,805	$44,652

During the three months ended March 31, 2016, we had sales, calls and maturities of investment securities, as follows (in thousands).

	Three months ended March 31, 2016
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales and Calls	Gross Proceeds from Maturities
Corporate bonds	$—	$—	$3,005	$—
Agency securities	—	—	3,000	1,500
Treasury bills	—	—	5,000	830
	$—	$—	$11,005	$2,330

Fair Value Measurements
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$6,025	$—	$—	$6,025
Available-for-sale - investment securities:
Corporate bonds	—	29,544	—	29,544
Agency securities	—	5,064	—	5,064
Certificates of deposit	6,249	—	—	6,249
Total Assets	$12,274	$34,608	$—	$46,882

	December 31, 2015
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$7,102	$—	$—	$7,102
Available-for-sale - investment securities:
Corporate bonds	—	30,442	—	30,442
Agency securities	—	8,000	—	8,000
Certificates of deposit	6,210	—	—	6,210
Total Assets	$13,312	$38,442	$—	$51,754
The carrying amounts of cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items. The carrying value of our SecureDocs’ note receivable approximates its fair value based on a discounted cash flow analysis and is a level 3 measurement.
Certain assets, including goodwill and intangible assets, are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the three months ended March 31, 2016 and 2015, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.
There were no changes to our valuation techniques used to measure asset and liability fair values on a recurring basis during the three months ended March 31, 2016. The valuation techniques for the items in the table, above are as follows:
Cash and Cash Equivalents
As of March 31, 2016 and December 31, 2015, cash and cash equivalents include cash invested in money market funds. Market prices are based on market prices for identical assets.
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

4. Internal-Use Software Development Costs
Internal-use software development costs were as follows (in thousands):

	March 31, 2016	December 31, 2015
Internal use software development costs, gross	$24,388	$21,894
Less: Accumulated amortization	(13,149)	(11,872)
Internal use software development costs, net	$11,239	$10,022

Capitalized software development costs were $2.4 million and $1.5 million for the three months ended March 31, 2016 and 2015, respectively. Amortization expense with respect to software development costs totaled $1.3 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively.

5. Intangible Assets
Intangible assets consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands, except years):

	March 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$790	$(273)	$517	5.0
Technology	4,811	(2,469)	2,342	6.0
Trademarks	930	(323)	607	9.0
Partner relationships	680	(227)	453	3.0
Non-compete agreements	40	(13)	27	3.0
Domain names	274	(210)	64	5.0
Patents	282	(132)	150	5.0
	$7,807	$(3,647)	$4,160	5.9

	December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$790	$(234)	$556	5.0
Technology	4,811	(2,268)	2,543	6.0
Trademarks	930	(293)	637	9.0
Partner relationships	680	(170)	510	3.0
Non-compete agreements	40	(10)	30	3.0
Domain names	274	(199)	75	5.0
Patents	286	(121)	165	5.0
	$7,811	$(3,295)	$4,516	5.9

Amortization expense was $0.4 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.
A summary of the activity within our intangible assets since December 31, 2015 is as follows (in thousands):

Intangible assets, net at December 31, 2015	$4,516
Disposals	(4)
Amortization	(352)
Intangible assets, net at March 31, 2016	$4,160

6. Commitments and Contingencies
Lease Obligations
As of March 31, 2016, we had operating lease obligations of approximately $10.0 million through 2022. We recorded rent expense of $0.5 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively.
During the three months ended March 31, 2016, we moved into a new location in Richardson, Texas, and permanently exited the prior location which expires on December 31, 2016. We are in the process of finding a sublessee for the prior location. Due to our remaining commitment, commitment under the terms of the prior lease agreement, and our abandonment of the facilities, we recorded a $0.1 million loss and a corresponding liability, which represents the amount of future payments that must be made under the terms of the original lease reduced by the estimated amount of rent that could be reasonably collected from a sub-lessee at current market rates.
Line of Credit
On October 9, 2015, we entered into Amendment Number One to our Credit Agreement with Wells Fargo, as administrative agent, and the lenders that are parties thereto (as amended, the “Credit Agreement”). Under the terms of the Credit Agreement, the lenders made available to us a $25.0 million revolving line of credit (the “Revolving Facility”). Borrowings under the Revolving Facility are subject to the satisfaction of customary conditions. The Revolving Facility matures on October 9, 2020. However, we can make payments on, and cancel in full, the Revolving Facility at any time without premium or penalty.
As of March 31, 2016, there was no outstanding balance and at December 31, 2015 there was a balance of $12,000 under the Credit Agreement.
Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc. (“Terra Mar”), which was established to provide our customers with the option to purchase tenant liability insurance. If our customers choose to use our insurance services, they are issued an insurance policy underwritten by our third-party service provider. The policy has a limit of $100,000 per incident for each insured residence. We have entered into a reinsurance agreement with our third-party service provider and, as a result, we assume a 100% quota share of the tenant liability insurance provided to our customers through our third-party service provider. Included in cost of revenue we accrue for reported claims and an estimate of losses incurred but not reported by our property manager customers, as we bear the risk related to these claims. Our liability for reported claims and incurred but not reported claims as of March 31, 2016 and December 31, 2015 was $0.4 million and $0.5 million, respectively, and is included in other current liabilities on the Condensed Consolidated Balance Sheets.
Included in other current assets as of March 31, 2016 and December 31, 2015 are $0.8 million and $1.0 million, respectively, of deposits held with a third party related to requirements to maintain collateral for our insurance services.

Litigation
From time to time, we may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. We are not currently a party to any legal proceedings, nor are we aware of any pending or threatened litigation that would have a material adverse effect on our business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.
Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of any applicable agreements, services to be provided by us, or intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. We have never paid a material claim, nor have we been sued in connection with these indemnification arrangements. As of March 31, 2016 and December 31, 2015, we had not accrued a liability for these indemnification arrangements because we have determined that the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably possible and the amount or range of amounts of any such liability is not reasonably estimable.

7. Stock-Based Compensation
Stock Options
A summary of our stock option activity for the three months ended March 31, 2016 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years
Options outstanding as of December 31, 2015	1,171	$5.30	8.0
Options granted	250	11.70
Options exercised	(48)	1.66
Options cancelled/forfeited	(17)	7.92
Options outstanding as of March 31, 2016	1,356	$6.58	8.4
During the three months ended March 31, 2016, we granted PSOs to purchase up to 250,000 shares of our Class A common stock. The PSOs have an exercise price of $11.70 per share. Vesting of the PSOs is based on our achievement of a pre-established free cash flow performance metric and continued employment throughout the performance period. We recognize expense for the PSOs based on the grant date fair value of the PSOs that we determine are probable of vesting. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSOs that are probable of vesting. The number of PSOs granted, as included in the above table, assumes achievement of the performance metric at the maximum level, which is 150% of the targeted performance metric. For performance at 100% of the targeted metric, approximately 67% of the PSOs would vest. For performance at 80% of the targeted metric, approximately 33% of the PSOs would vest. For performance below 80% of the targeted metric, no PSOs would vest, no compensation expense would be recognized and all previously recognized compensation expense for PSOs would be reversed.
Our stock-based compensation expense for stock options, including the PSOs for the three months ended March 31, 2016 and 2015 was $287,000 and $102,000 respectively.

The fair value of stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes information relating to our stock options granted during three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Stock options granted (in thousands)	250	171
Weighted average exercise price per share	$11.70	$5.64
Weighted average grant-date fair value per share	$4.15	$7.33
Weighted average Black-Scholes model assumptions:
Risk-free interest rate	1.28%	1.39%
Expected term (in years)	5.4	6.4
Expected volatility	37%	48%
Expected dividend yield	—	—

As of March 31, 2016, the total estimated remaining stock-based compensation expense for unvested stock options, including the PSOs was $3.0 million, which is expected to be recognized over a weighted average period of 2.5 years.

Restricted Stock Awards
A summary of activity in connection with our restricted stock awards for the three months ended March 31, 2016 is as follows (number of shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested as of December 31, 2015	120	$4.68
Granted	—	—
Vested	(23)	2.87
Forfeited	—	—
Unvested as of March 31, 2016	97	$5.11
We have the right to repurchase any unvested restricted stock awards. Restricted stock awards vest over a four-year period for employees and a one-year period for non-employee directors. We recognized stock-based compensation expense of $115,000 and $63,000 for the three months ended March 31, 2016 and 2015, respectively.
As of March 31, 2016, the total remaining stock-based compensation expense for unvested restricted stock awards with a repurchasing right was $0.3 million, which is expected to be recognized over a weighted average period of 1.6 years.

Restricted Stock Units
A summary of activity in connection with our restricted stock units for the three months ended March 31, 2016 is as follows (number of shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested as of December 31, 2015	17	$15.45
Granted	354	12.20
Vested	—	—
Forfeited	(1)	14.13
Unvested as of March 31, 2016	370	$12.34

During the three months ended March 31, 2016, we granted 325,000 RSUs that vest annually over four years and 29,000 PSUs that vest based upon achievement of a pre-established free cash flow performance metric and continued employment throughout the performance period. We recognize expense for the PSUs based on the grant date fair value of the PSUs that we determine are probable of vesting. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSUs that are probable of vesting. The number of PSUs granted, as included in the above table, assumes achievement of the performance metric at 100% of the targeted performance metric. The actual number of shares to be issued at the end of the performance period will range from 0% to 150% of the initial target awards. For performance at 150% of the targeted metric, 150% of the PSUs would vest. For performance at 80% of the targeted metric, approximately 50% of the PSUs would vest. For performance below 80% of targeted metric, no PSUs would vest and no compensation expense would be recognized and all previously recognized compensation expense for PSUs would be reversed.
Our stock-based compensation expense for the RSUs and PSUs of $111,000 for the three months ended March 31, 2016. As of March 31, 2016, the total remaining estimated stock-based compensation expense for the RSUs and PSUs was $4.5 million, which is expected to be recognized over a weighted average period of 3.4 years.

8. Income Taxes
Our effective tax rate differs from the U.S. Federal statutory rate of 34% primarily because our losses have been offset by a valuation allowance due to uncertainty as to the realization of those losses.
For the three months ended March 31, 2016, we recorded income tax expense of $24,000 on pre-tax losses of $3.6 million for an effective tax rate of (0.67%). The income tax expense is based on our payments of state minimum taxes and the amortization of tax deductible goodwill that is not an available source of income to realize the deferred tax asset.
For the three months ended March 31, 2015, we recorded income tax expense of $0.1 million on pre-tax losses of $3.5 million for an effective tax rate of (2.1%). The income tax expense was based on the statutory rate applied to actual year-to-date earnings of our subsidiary, Terra Mar. Terra Mar was not part of our U.S. consolidated group for tax purposes as of March 31, 2015. As such, Terra Mar’s March 31, 2015 earnings cannot be offset by the losses of our U.S. consolidated group for tax purposes.

9. Revenue and Other Information
Our chief operating decision maker reviews separate revenue information for our core solutions, Value+ and other service offerings as a measure of growth in the number of our customers and growth in the adoption and utilization of our core solutions and Value+ services by new and existing customers. The following table presents our revenue categories for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Core solutions	$9,763	$7,134
Value+ services	12,255	7,703
Other	1,193	1,011
Total revenues	$23,211	$15,848

Value+ services presented in the table above include subscriptions for existing customers for website hosting services, contact center services and online vacancy advertising services based on the software platform from our April 2015 acquisition of RentLinx. Other services included above are for one-time services related to on-boarding our core solutions, website design services and online vacancy advertising services from legacy RentLinx customers.
Our revenue is generated primarily from U.S. customers. All of our property and equipment is located in the U.S.
10. Subsequent Events
Management has performed an analysis of the activities and transactions subsequent to March 31, 2016 to determine the need for any adjustments to and disclosures within the consolidated financial statements for the period ended March 31, 2016 and there are no subsequent events to report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report and in our Annual Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report. Please also refer to "Cautionary Note Regarding Forward-Looking Statements".
Overview
AppFolio is a provider of industry-specific, cloud-based software solutions for small and medium-sized businesses, or SMBs, in the property management and legal industries. We were formed in 2006 with a vision to revolutionize the way that SMBs grow and compete.
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
We launched our first product, APM, a property management solution, in 2008. Recognizing that our customers would benefit from additional mission-critical services that they can purchase as needed, we launched our first Value+ service in 2009 by offering website design and hosting services to our property manager customers. Our websites give our customers a professional online presence and serve as the hub for our system of engagement. In 2010, we commenced the roll out of our electronic payments platform with the introduction of ACH payment processing and, in 2011, we launched resident screening as additional Value+ services. In 2012, we introduced our tenant liability insurance program as a further Value+ service. Also in 2012, after completing our market validation process, we decided to enter the legal market. We expedited our time-to-market by acquiring MyCase, a legal practice and case management solution, and we leveraged our AppFolio Business System, including our experience gained in the property management vertical, to advance our software solution in the legal vertical. In 2013, we extended our website design and hosting services to our law firm customers and expanded our electronic payments platform by allowing residents to pay rent by Electronic Cash Payment and credit or debit card. In 2014, we launched an additional Value+ service for our property manager customers with our contact center to resolve or route incoming maintenance requests. In February 2016, we launched Premium Leads, an additional Value+ service for our property manager customers. Through our disciplined market validation approach and ongoing investment in product development, we continuously update our software solutions through new and innovative core functionality and Value+ services, as well as assess opportunities in adjacent markets and new verticals.
We have focused on growing our revenue by increasing the size of our customer base, retaining customers and increasing the adoption and utilization of our Value+ services by new and existing customers. We have achieved significant growth in our customer base in a relatively short period of time. We define our customer base as the number of customers subscribing to our core solutions, exclusive of free trials, as identified by a unique customer identification code. Customers acquired through the RentLinx acquisition are included in our customer count only if they have a subscription to our core solution.
Customer count is summarized in the table below:

	As of March 31,
	2016	2015	% Change
Property manager	8,816	6,491	36%
Law firm	6,834	4,253	61%
We have invested in growth in a disciplined manner across our organization. As a result, our costs and operating expenses have increased significantly in absolute dollars primarily due to our significant growth in employees and personnel-related costs. For example, we increased our employee headcount from 430 employees as of March 31, 2015 to 601 employees as of March 31, 2016, representing a period-over-period increase of 40%. We intend to continue to invest across our organization. These investments to grow our business will continue to increase our costs and operating expenses on an absolute basis. Many of these investments will occur in advance of our realization of revenue or any other benefit and will make it difficult to determine if we are allocating our resources efficiently. We expect cost of revenue, research and product development expense, sales and marketing expense, and general and administrative expense to decrease as a percentage of revenue over the long term as revenue increases and we gain additional operating leverage in our business. As a result of this increased operating leverage, we expect our operating margins will improve over the long term.
To date, we have experienced rapid revenue growth due to our investments in research and product development, sales and marketing, customer service and support, and infrastructure. During the three months ended March 31, 2016, we have derived more than 90% of our revenue from our property management solution, as it has been available for a longer period of time, is more established within its vertical with a larger customer base, and currently offers a greater number of Value+ services.
We have managed, and plan to continue to manage, our business towards the achievement of long-term growth that we believe will positively impact long-term stockholder value, and not towards the realization of short-term financial or business metrics, or short-term stockholder value.
Key Components of Results of Operations
Revenue
We charge our customers on a subscription basis for our core solutions and many of our Value+ services. Our subscription fees are designed to scale to the size of our customers’ businesses. We recognize subscription revenue ratably over the terms of the subscription agreements, which range from one month to one year. We generally invoice our customers for subscription services in monthly, quarterly or annual installments, typically in advance of the subscription period. As a result, we do not have significant deferred revenue because our invoicing is generally for periods less than one year. Revenue from subscription services is impacted by the change in the number and type of our customers, the size and needs of our customers’ businesses, our customer renewal rates, and the level of adoption and utilization of our Value+ subscription services by new and existing customers.

We also charge our customers usage-based fees for using certain Value+ services, although fees for electronic payment processing are generally paid by the clients of our customers. Usage-based fees are charged on a flat fee per transaction basis with no minimum usage commitments. We recognize revenue for usage-based services in the period the service is rendered. We generally invoice our customers for usage-based services on a monthly basis for services rendered in the preceding month. Revenue from usage-based services is impacted by the change in the number and type of our customers, the size and needs of our customers’ businesses, and the level of adoption and utilization of our Value+ usage-based services by new and existing customers. In 2016, we began offering Premium Leads as a Value+ service to our property manager customers. The usage-based fees derived from Premium Leads are included in Value+ services.

We also offer our customers assistance with on-boarding our core solutions, as well as website design services. These services are generally purchased as part of a subscription agreement, and are typically performed within the first several months of the arrangement. We generally invoice our customers for other services in advance of the services being completed. We recognize revenue for these other services upon completion of the related service. We also generate revenue from RentLinx customers by providing services that allow their customers to advertise rental houses and apartments online. Revenue derived from customers using the RentLinx services outside of our property manager platform that are currently not subscribing to our core solution is being recorded under other services.
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
General and Administrative. General and administrative expense consists of personnel-related costs (including salaries, incentive-based compensation, benefits, and stock-based compensation) for employees in our executive, finance, information technology, or IT, human resources and administrative organizations. In addition, general and administrative expense includes fees for third-party professional services (including consulting, legal and audit services), other corporate expenses, and allocated shared costs. We intend to incur incremental costs associated with supporting the continued growth of our business, and meeting our ongoing public company reporting and compliance obligations. Such costs may include increases in our finance, IT, human resources and administrative personnel, additional consulting, legal and audit fees, insurance costs, board of directors’ compensation, the cost of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other costs associated with being a public company.
Depreciation and Amortization. Depreciation and amortization expense includes depreciation of property and equipment, amortization of capitalized software development costs and amortization of intangible assets. We depreciate or amortize property and equipment, software development costs and intangible assets over their expected useful lives on a straight-line basis, which approximates the pattern in which the economic benefits of the assets are consumed. Accounting guidance for internal-use software costs requires that we capitalize and then amortize qualifying internal-use software costs, rather than expense costs as incurred, which has the impact of shifting these expenses to future periods and reducing the impact of these costs on our financial results in the current period. As we continue to invest in our research and product development organization and the development or acquisition of new technology, we expect to have increased capitalized software development costs and incremental amortization.

Results of Operations
The following table sets forth our results of operations for the periods presented in dollars (in thousands) and as a percentage of revenue:

	Three Months Ended March 31,
	2016		2015
	Amount	%	Amount	%
Consolidated Statements of Operations Data:
Revenue	$23,211	100%	$15,848	100%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization) (1)	10,530	45	7,065	45
Sales and marketing (1)	7,551	33	5,709	36
Research and product development (1)	3,043	13	2,009	13
General and administrative (1)	3,549	15	3,392	21
Depreciation and amortization	2,117	9	1,183	7
Total costs and operating expenses	26,790	115	19,358	122
Operating loss	(3,579)	(15)	(3,510)	(22)
Other income (expense), net	(24)	—	(2)	—
Interest income (expense), net	24	—	(32)	—
Loss before income taxes	(3,579)	(15)	(3,544)	(22)
Provision for income taxes	24	—	74	—
Net loss	$(3,603)	(16)%	$(3,618)	(23)%

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$45	$24
Sales and marketing	42	23
Research and product development	51	5
General and administrative	325	81
Total stock-based compensation expense	$463	$133

Comparison of the Three Months Ended March 31, 2016 and 2015
Revenue

	Three Months Ended March 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Revenue	$23,211	$15,848	$7,363	46%
Revenue increased $7.4 million, or 46%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, reflecting mainly increased revenue from our property manager customers. The overall increase was primarily a result of an increase in revenue from Value+ services of $4.6 million, or 59%, mainly driven by increased usage of our electronic payments platform, screening services and tenant liability insurance programs by a larger customer base. The increase was also the result of an increase in revenue from our core solutions of $2.6 million, or 37%, driven by growth in the number of our customers and strong customer renewal rates. The increase in revenue from other services of $0.2 million, or 18% was primarily the result of revenue earned from RentLinx which was acquired in April 2015.
Cost of Revenue (Exclusive of Depreciation and Amortization)

	Three Months Ended March 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$10,530	$7,065	$3,465	49%
Percentage of revenue	45%	45%
Cost of revenue (exclusive of depreciation and amortization) increased $3.5 million, or 49%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily a result of an increase in third-party costs of $1.5 million incurred to support the delivery of our software solutions, an increase in personnel-related costs of $1.4 million, and an increase in allocated and other costs of $0.6 million. The increase in third-party costs primarily relates to increased expenditures associated with increased adoption and utilization of certain Value+ services by our new and existing customers as evidenced by the 59% increase in revenue from Value+ services for the three-month period described above. The increase in personnel-related costs was primarily due to a substantial increase in headcount within our customer service and support organization to support the increased usage of Value+ services. The increase in allocated and other costs primarily relates to an increase in overhead costs, such as facility and IT costs, as we continued to expand our operations to support our growth.
Sales and Marketing

	Three Months Ended March 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Sales and marketing	$7,551	$5,709	$1,842	32%
Percentage of revenue	33%	36%
Sales and marketing expense increased $1.8 million, or 32%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily the result of an increase in personnel-related costs of $1.2 million, an increase in marketing program costs of $0.4 million primarily associated with online advertising, and an increase in other operating costs of $0.2 million. The increase in personnel-related costs was primarily due to an increase in headcount within our sales and marketing organization, an increase in sales commissions due to our revenue growth, and other incentive-based compensation. The increase in marketing program costs was primarily due to the expansion of our marketing programs in an effort to acquire new customers and expand adoption and utilization of our Value+ services by new and existing customers. The increase in other operating costs primarily relates to an increase in overhead costs, such as facility and IT costs, as we continued to expand our operations to support our growth.
Research and Product Development

	Three Months Ended March 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Research and product development	$3,043	$2,009	$1,034	51%
Percentage of revenue	13%	13%
Research and product development expense increased $1.0 million, or 51%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily the result of an increase in personnel-related costs, net of capitalized software development costs, of $0.5 million, and an increase in other operating costs of $0.5 million. The increase in personnel-related and other operating costs was primarily due to an increase in headcount within our research and product development organization. The increase in other operating costs primarily relates to an increase in overhead costs, such as facility and IT costs, as we continued to expand our operations to support our growth.
General and Administrative

	Three Months Ended March 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
General and administrative	$3,549	$3,392	$157	5%
Percentage of revenue	15%	21%
General and administrative expense increased $0.2 million, or 5%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily the result of an increase in personnel-related costs of $0.8 million offset by a decline in other operating expenses of $0.6 million. The increase in personnel-related costs was primarily due to an increase in headcount within our finance, IT and administrative organizations. The decline in other operating expenses was mostly attributable to a decline in professional fees.
Depreciation and Amortization

	Three Months Ended March 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Depreciation and amortization	$2,117	$1,183	$934	79%
Percentage of revenue	9%	7%
Depreciation and amortization expense increased $0.9 million, or 79%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily due to increased amortization expense of $0.6 million associated with higher capitalized software development balances, increased depreciation expense of $0.2 million related to capital purchases and increased amortization of intangible assets of $0.1 million from the RentLinx acquisition.

Liquidity and Capital Resources
Cash and Cash Equivalents
As of March 31, 2016, our principal sources of liquidity were cash and cash equivalents and investment securities, which had an aggregate balance of $52.1 million. In addition, we have a $25.0 million revolving line of credit under which we had no outstanding balance as of March 31, 2016.
Working Capital
As of March 31, 2016, we had working capital of $10.5 million, compared to a working capital of $10.6 million as of December 31, 2015. The decrease in our working capital was due to a an increase in prepaid expenses of $1.3 million and a decrease in accounts payable of $0.9 million offset by increased accrued expenses of $1.1 million and a decline in cash and cash equivalents of $0.8 million.
Revolving Facility
As of March 31, 2016, we had no outstanding borrowings under the under the revolving line of credit, which we refer to as the Revolving Facility, under the terms of the Credit Agreement with Wells Fargo, as administrative agent, and the lenders and parties thereto. As of December 31, 2015, we had an outstanding balance of $12,000.
.

Liquidity Requirements
We believe that our existing cash and cash equivalents, investment securities, available borrowing capacity of $25.0 million under the Revolving Facility, and cash generated from ongoing operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2016	2015

Net cash used in operating activities	$(736)	$(1,211)
Net cash used in investing activities	(120)	(1,957)
Net cash provided by financing activities	61	9,790
Net cash (decrease) increase in cash and cash equivalents	$(795)	$6,622
Cash Used in Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our core solutions and Value+ services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
For the three months ended March 31, 2016, cash used in operating activities was $0.7 million resulting from our net loss of $3.6 million, adjusted by non-cash charges of $2.9 million. The net increase in our non-cash charges was primarily the result of $2.1 million of depreciation and amortization of our property and equipment and capitalized software and $0.5 million of stock based compensation.
For the three months ended March 31, 2015, cash used in operating activities was $1.2 million resulting from our net loss of $3.6 million, adjusted by non-cash charges of $1.3 million and a net increase of $1.1 million in our operating assets and liabilities. The net increase in our operating assets and liabilities was primarily the result of an increase of $0.9 million in accrued employee expenses related to an overall increase in personnel-related costs, and increases of $0.8 million and $0.2 million in accrued expenses and accounts payable, respectively. These increases were offset by a $0.7 million increase in accounts receivable related to increased sales of Value+ services.

Cash Used in Investing Activities
Cash used in and provided by investing activities is generally comprised of purchases, maturities and sales of investment securities, additions to capitalized software development, cash paid for business acquisitions and purchases and dispositions of capital expenditures.
For the three months ended March 31, 2016, investing activities used $0.1 million in cash primarily as a result of $13.3 million of sales and maturities of investment securities offset by $9.4 million of investment securities purchased. In addition, we had an increase in capitalized software development costs of $2.2 million and an increase in capital expenditures of $1.9 million to purchase property and equipment to support the growth and expansion.

For the three months ended March 31, 2015, investing activities used $2.0 million in cash primarily as a result of an increase in capitalized software development costs of $1.2 million, and an increase in capital expenditures of $0.7 million to purchase property and equipment.
Cash Provided by Financing Activities
Cash used in and provided by financing activities is generally comprised of proceeds from the exercise of stock options and issuance of our restricted stock awards, proceeds from the issuance of debt or draws from our revolving credit facility and principal repayments of debt or on our revolving credit facility.
For the three months ended March 31, 2016, financing activities provided $0.1 million in cash primarily as a result of proceeds from stock option exercises.
For the three months ended March 31, 2015, financing activities provided $9.8 million in cash primarily as a result of proceeds from borrowings under our credit facility, net of payments related to debt financing costs.

Contractual Obligations and Other Commitments

We did not enter into any new material contractual obligations or other commitments during the three months ended March 31, 2016. There have been no material changes to our contractual obligations and other commitment as disclosed in our Annual Report.

Off-Balance Sheet Arrangements
As of March 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or for other purposes.

Critical Accounting Policies
Our Consolidated Financial Statements and the related notes are prepared in accordance with Generally Accepted Accounting Principles. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and operating expenses, provision for income taxes and related disclosures.

There were no new critical accounting policies adopted during the three months ended March 31, 2016. Please refer to our Critical Accounting Policies as disclosed in the notes to our Consolidated Financial Statements as disclosed in our Annual Report.

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies within our Condensed Consolidated Financial Statements.

Item 3. Qualitative and Quantitative Disclosure about Market Risk
Interest Rate Risk
At March 31, 2016, we had cash and cash equivalents of $11.3 million consisting of bank deposits and money market funds and $40.9 million of investment securities which are comprised of fixed rate debt securities and certificates of deposit. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
As of March 31, 2016, a hypothetical 100 basis point decrease in interest rates would have resulted in an increase in fair value or unrealized gain of approximately $0.6 million and a hypothetical 100 basis point decrease in interest rates would have resulted in a decrease in fair value or unrealized loss of approximately $0.6 million. This estimate is based on a sensitivity model which measures an instant change in interest rates by 1% or 100 basis points at March 31, 2016.
The borrowings under our Revolving Facility are at variable interest rates. However, there was no outstanding balance under our Revolving Facility as of March 31, 2016.
Inflation Risk
We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in inflation rates.

As of March 31, 2016, there were no other material changes in the market risks described in the section of the Annual Report entitled “Quantitative and Qualitative Disclosure of Market Risk.”

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 1A. Risk Factors
An investment in our Class A common stock involves risks. Before making an investment decision, you should carefully consider all of the information in this Quarterly Report, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Condensed Consolidated Financial Statements and related notes. In addition, you should carefully consider the risks and uncertainties described in the section entitled “Risk Factors” in our Annual Report, which was filed with the SEC on February 29, 2016 as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that case, the trading price of our Class A common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results and prospects.

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

AppFolio, Inc.

Date:	May 9, 2016	By:	/s/ Ida Kane
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

*
The certifications attached as Exhibit 32.1 accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in any such filing.
.