Form 10-Q
period 2016-06-30
APPFOLIO INC
filed 2016-08-08
CIK 1433195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of July 25, 2016, the number of shares of the registrant’s Class A common stock outstanding was 11,021,812 and the number of shares of the registrant’s Class B common stock outstanding was 22,624,442.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016, or Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements are subject to considerable risks and uncertainties. Forward-looking statements include all statements that are not statements of historical facts contained in this Quarterly Report and can be identified by words such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “could,” “will,” “would” or similar expressions and the negatives of those expressions. In particular, forward looking statements contained in this Quarterly Report relate to, among other things, our future or assumed financial condition, results of operations, business forecasts and plans, capital needs and financing plans, research and product development plans, growth in the size of our business and number of customers, strategic plans and objectives, acquisitions and investments, and the application of accounting guidance. We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report.

Forward-looking statements represent our management’s current beliefs and assumptions based on information currently available. Forward-looking statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks and uncertainties in greater detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report and in the section entitled “Risk Factors” in our 2015 Annual Report on Form 10-K, or Annual Report, as well as in our other filings with the Securities and Exchange Commission or SEC. You should read this Quarterly Report, and the other documents we have filed with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

APPFOLIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par values)

	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$10,963	$12,063
Investment securities—current	11,234	10,235
Accounts receivable, net	3,045	2,048
Prepaid expenses and other current assets	3,807	3,160
Total current assets	29,049	27,506
Investment securities—noncurrent	28,977	34,417
Property and equipment, net	7,143	6,107
Capitalized software, net	12,804	10,022
Goodwill	6,737	6,737
Intangible assets, net	3,808	4,516
Other assets	1,236	1,176
Total assets	$89,754	$90,481
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,090	$2,369
Accrued employee expenses	6,235	5,159
Accrued expenses	3,751	3,340
Deferred revenue	6,101	4,953
Other current liabilities	1,631	1,084
Total current liabilities	18,808	16,905
Other liabilities	1,865	879
Total liabilities	20,673	17,784
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000 authorized and no shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Class A common stock, $0.0001 par value, 250,000 shares authorized as of June 30, 2016 and December 31, 2015; 11,018 and 9,005 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively;	1	1
Class B common stock, $0.0001 par value, 50,000 shares authorized as of June 30, 2016 and December 31, 2015; 22,625 and 24,541 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively;	3	3
Additional paid-in capital	143,406	141,528
Accumulated other comprehensive income (loss)	220	(153)
Accumulated deficit	(74,549)	(68,682)
Total stockholders’ equity	69,081	72,697
Total liabilities and stockholders’ equity	$89,754	$90,481
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$26,203	$18,425	$49,414	$34,273
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	11,212	8,109	21,742	15,174
Sales and marketing	7,567	6,239	15,118	11,948
Research and product development	3,024	2,154	6,067	4,163
General and administrative	4,389	3,707	7,938	7,099
Depreciation and amortization	2,359	1,431	4,476	2,614
Total costs and operating expenses	28,551	21,640	55,341	40,998
Loss from operations	(2,348)	(3,215)	(5,927)	(6,725)
Other income (expense), net	2	(5)	(22)	(7)
Interest income (expense), net	95	(243)	119	(275)
Loss before provision for income taxes	(2,251)	(3,463)	(5,830)	(7,007)
Provision for (benefit from) income taxes	13	(63)	37	11
Net loss	$(2,264)	$(3,400)	$(5,867)	$(7,018)
Net loss per share, basic and diluted	$(0.07)	$(0.36)	$(0.18)	$(0.77)
Weighted average common shares outstanding, basic and diluted	33,523	9,328	33,493	9,122
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(2,264)	$(3,400)	$(5,867)	$(7,018)
Other comprehensive income:
Net changes in unrealized gains on investment securities	73	—	373	—
Comprehensive loss	$(2,191)	$(3,400)	$(5,494)	$(7,018)

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Class A		Class B		Capital	(Loss)/Income	Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	9,005	$1	24,541	$3	$141,528	$(153)	$(68,682)	$72,697
Exercise of stock options	74	—	1		153	—	—	153
Stock-based compensation	—	—	—	—	1,614	—	—	1,614
Vesting of early exercised shares	—	—	—	—	111	—	—	111
Conversion of Class B stock to Class A stock	1,917	—	(1,917)	—	—	—	—	—
Issuance of restricted stock	22	—	—	—	—	—	—	—
Unrealized gain on investment securities	—	—	—	—	—	373	—	373
Net loss	—	—	—	—	—	—	(5,867)	(5,867)
Balance at June 30, 2016	11,018	$1	22,625	$3	$143,406	$220	$(74,549)	$69,081

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash from operating activities
Net loss	$(5,867)	$(7,018)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,476	2,614
Purchased investment premium, net of amortization	95	—
Amortization of deferred financing costs	32	31
Loss on disposal of property and equipment	32	13
Noncash interest expense	—	223
Stock-based compensation	1,555	345
Lease abandonment	60	—
Changes in operating assets and liabilities:
Accounts receivable	(996)	(1,222)
Prepaid expenses and other current assets	(647)	(608)
Other assets	(92)	(83)
Accounts payable	(571)	883
Accrued employee expenses	906	1,064
Accrued expenses	751	560
Deferred revenue	1,148	475
Other liabilities	1,495	(84)
Net cash provided by (used in) operating activities	2,377	(2,807)
Cash from investing activities
Purchases of property and equipment	(3,161)	(1,510)
Additions to capitalized software	(5,159)	(3,155)
Purchases of investment securities	(16,685)	—
Sales and calls of investment securities	19,074	—
Maturities of investment securities	2,330	—
Cash paid in business acquisition, net of cash acquired	—	(4,039)
Purchases of intangible assets	—	(11)
Net cash used in investing activities	(3,601)	(8,715)
Cash from financing activities
Proceeds from stock option exercises	153	318
Proceeds from issuance of restricted stock	—	141
Proceeds from issuance of options	—	208
Principal payments under capital lease obligations	(15)	(15)
Proceeds from the initial public offering, net of underwriting discounts and commissions	—	69,192
Payments of initial public offering costs	—	(807)
Payment of contingent consideration	—	(2,429)
Proceeds from issuance of debt	57	10,000
Principal payments on debt	(71)	(42)
Payment of debt issuance costs	—	(532)

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Net cash provided by financing activities	124	76,034
Net (decrease) increase in cash and cash equivalents	(1,100)	64,512
Cash and cash equivalents
Beginning of period	12,063	5,412
End of period	$10,963	$69,924

Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$172	$120
Additions of capitalized software included in accrued employee expenses	459	240
Stock-based compensation capitalized for software development	177	67
Debt issuance and other financing costs accrued, not paid	—	13
Initial public offering costs included in accrued expenses	—	3,317
Conversion of convertible preferred stock into common stock in connection with the initial public offering	—	63,166
Interest expense paid through drawdown from the revolving credit facility	—	223
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

2. Summary of Significant Accounting Policies
Basis of Presentation and Significant Accounting Policies
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with our consolidated financial statements and the related notes included in our Annual Report filed with the SEC on February 29, 2016. Our unaudited interim Condensed Consolidated Financial Statements have been prepared on a basis consistent with that used to prepare our audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the Condensed Consolidated Financial Statements. The operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results expected for the full year ending December 31, 2016.
Changes in Accounting Policies
Except as described below, there have been no significant changes in our accounting policies from those disclosed in our annual consolidated financial statements and the related notes included in our Annual Report.
Stock-Based Compensation
During the three and six months ended June 30, 2016, we granted performance based stock options (" PSOs") and performance based restricted stock units ("PSUs"). For additional information regarding the PSOs and PSUs granted refer to Note 7, Stock-Based Compensation.
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

Net Loss per Share
The following table presents a reconciliation of our weighted average number of Class A and Class B common shares used to compute net loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average shares outstanding	33,610	9,474	33,591	9,278
Less: Weighted average unvested restricted shares subject to repurchase	87	146	98	156
Weighted average number of shares used to compute basic and diluted net loss per share	33,523	9,328	33,493	9,122
Because we reported net losses for all periods presented, all potentially dilutive common stock equivalents are anti-dilutive for those periods and have been excluded from the calculation of net loss per share.
The following table presents the number of anti-dilutive Class A and Class B common shares excluded from the calculation of diluted net loss per share as of June 30, 2016 and 2015 (in thousands):

	June 30,
	2016	2015
Options to purchase common stock	1,824	1,141
Unvested restricted stock awards	76	158
Unvested restricted stock units	475	—
Contingent restricted stock units (1)	49	—
Total shares excluded from net loss per share attributable to common stockholders	2,424	1,299
(1) The reported shares are based on 49,000 shares with a fixed price restricted stock unit (“RSU”) commitment for which the number of shares has not been determined at the grant date.  The 49,000 shares included in the table above are based on the closing price of our stock at June 30, 2016 divided by the fixed price commitment to issue shares in the future. For additional information regarding the RSUs granted refer to Note 7, Stock-Based Compensation.
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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We will adopt this guidance beginning with its first quarter ending March 31, 2019. We have not determined the effect of this guidance on our financial condition, results of operations, cash flows or disclosures.

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

In May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients ("ASU 2016-12"), which clarifies the collectibility criterion and transition guidance for contracts for which substantially all revenue was recognized under legacy accounting guidance. The amendment does not change the core principles in Topic 606. ASU 2016-12 is effective on January 1, 2018 with the adoption of ASU 2014-09. Early adoption is permitted as of January 1, 2017. We have not determined the effect of this guidance on our financial condition, results of operations, cash flows or disclosures.

In June 2016, he FASB issued ASU No. 2016-13, "Financial Instruments -Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which amends the current accounting guidance and requires all expected losses based on historical experience, current conditions and reasonable and supportable forecasts. This guidance amends the accounting for credit losses for available-for-sale securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period after December 15, 2018. We have not determined the effect of this guidance on our financial condition, results of operations, cash flows or disclosures.

3. Investment Securities and Fair Value Measurements
Investment Securities

Investment securities classified as available-for-sale consist of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$31,766	$188	$(1)	$31,953
Agency securities	2,000	—	—	2,000
Certificates of deposit	6,225	33	—	6,258
Total available-for-sale investment securities	$39,991	$221	$(1)	$40,211

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$30,568	$—	$(126)	$30,442
Agency securities	8,012	—	(12)	8,000
Certificates of deposit	6,225	—	(15)	6,210
Total available-for-sale investment securities	$44,805	$—	$(153)	$44,652
We had certain investment securities in an unrealized loss position at June 30, 2016 and December 31, 2015, and we have held these securities for less than twelve months. These unrealized loss positions are considered temporary and there were no impairments considered "other-than-temporary" as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis.
At June 30, 2016 and December 31, 2015, the contractual maturities of our investments did not exceed 36 months. The fair values of available-for-sale investments, by remaining contractual maturity, are as follows (in thousands):

	June 30, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$11,228	$11,234	$10,249	$10,235
Due after 1 year through 3 years	28,763	28,977	34,557	34,417
Total available-for-sale investment securities	$39,991	$40,211	$44,806	$44,652

During the six months ended June 30, 2016, we had sales, calls and maturities of investment securities, as follows (in thousands):

	Six months ended June 30, 2016
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales and Calls	Gross Proceeds from Maturities
Corporate bonds	$1	$—	$5,011	$—
Agency securities	5	—	9,063	1,500
Treasury bills	—	—	5,000	830
	$6	$—	$19,074	$2,330

Fair Value Measurements
Recurring Fair Value Measurements
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$143	$—	$—	$143
Available-for-sale - investment securities:
Corporate bonds	—	31,953	—	31,953
Agency securities	—	2,000	—	2,000
Certificates of deposit	6,258	—	—	6,258
Total Assets	$6,401	$33,953	$—	$40,354

	December 31, 2015
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$7,102	$—	$—	$7,102
Available-for-sale - investment securities:
Corporate bonds	—	30,442	—	30,442
Agency securities	—	8,000	—	8,000
Certificates of deposit	6,210	—	—	6,210
Total Assets	$13,312	$38,442	$—	$51,754
The carrying amounts of cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.
There were no changes to our valuation techniques used to measure asset and liability fair values on a recurring basis during the six months ended June 30, 2016. The valuation techniques for the items in the table, above are as follows:

Cash and Cash Equivalents
As of June 30, 2016 and December 31, 2015, cash and cash equivalents include cash invested in money market funds. Market prices are based on market prices for identical assets.
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
Contingent Consideration
Contingent consideration payable in connection with acquisitions is measured at fair value each period and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions we believe would be made by a market participant. We assessed these estimates on an on-going basis as additional data impacting the assumptions became available. Changes in the fair value of contingent consideration related to updated assumptions and estimates were recognized within general and administrative expense in the condensed consolidated statements of operations. We determined the fair value of the contingent consideration using the probability weighted discounted cash flow method. The significant inputs used in the fair value measurement of contingent consideration were the probability of achieving revenue thresholds and determining discount rates.
The following table summarizes the changes in contingent consideration liability (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fair value, at beginning of period	$—	$2,429	$—	$2,429
Payment of contingent consideration	—	(2,429)	—	(2,429)
Fair value, at end of period	$—	$—	$—	$—
The contingent consideration liability was recorded in other current liabilities in the consolidated balance sheets as of December 31, 2014. On May 6, 2015, we paid the final earn-out payment in the amount of $2.4 million.
Non-Recurring Fair Value Measurements
Certain assets, including goodwill, intangible assets and our note receivable with SecureDocs are also subject to measurement at fair value on a non-recurring basis using Level 3 measurement when they are deemed to be impaired as a result of an impairment review. For the three and six months ended June 30, 2016 and 2015, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.

4. Internal-Use Software Development Costs
Internal-use software development costs were as follows (in thousands):

	June 30, 2016	December 31, 2015
Internal use software development costs, gross	$27,283	$21,894
Less: Accumulated amortization	(14,479)	(11,872)
Internal use software development costs, net	$12,804	$10,022

Capitalized software development costs were $3.0 million and $1.9 million for the three months ended June 30, 2016 and 2015, respectively and were $5.4 million and $3.3 million for the six months ended June 30, 2016 and 2015, respectively. Amortization expense with respect to software development costs totaled $1.4 million and $0.8 million for the three months ended June 30, 2016 and 2015, respectively and $2.7 million and $1.4 million for the six months ended June 30, 2016 and 2015, respectively.

5. Intangible Assets
Intangible assets consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands, except years):

	June 30, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$790	$(313)	$477	5.0
Technology	4,811	(2,669)	2,142	6.0
Trademarks	930	(354)	576	9.0
Partner relationships	680	(283)	397	3.0
Non-compete agreements	40	(17)	23	3.0
Domain names	274	(221)	53	5.0
Patents	282	(142)	140	5.0
	$7,807	$(3,999)	$3,808	5.9

	December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$790	$(234)	$556	5.0
Technology	4,811	(2,268)	2,543	6.0
Trademarks	930	(293)	637	9.0
Partner relationships	680	(170)	510	3.0
Non-compete agreements	40	(10)	30	3.0
Domain names	274	(199)	75	5.0
Patents	286	(121)	165	5.0
	$7,811	$(3,295)	$4,516	5.9

Amortization expense for the three months ended June 30, 2016 and 2015 was $0.4 million and $0.4 million, respectively and $0.7 million and $0.6 million for the six months ended June 30, 2016 and 2015, respectively.
A summary of the activity within our intangible assets since December 31, 2015 is as follows (in thousands):

Intangible assets, net at December 31, 2015	$4,516
Disposals	(4)
Amortization	(704)
Intangible assets, net at June 30, 2016	$3,808

6. Commitments and Contingencies
Lease Obligations
As of June 30, 2016, we had operating lease obligations of approximately $9.4 million through 2022. We recorded rent expense of $0.5 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively, and $1.0 million and $0.6 million for the six months ended June 30, 2016 and 2015, respectively.

During the six months ended June 30, 2016, we moved into a new location in Richardson, Texas, and permanently exited the prior location which expires on December 31, 2016. We are in the process of finding a sublessee for the prior location. Due to our remaining commitment, under the terms of the prior lease agreement, and our abandonment of the facilities, we recorded a $0.1 million loss and a corresponding liability, which represents the amount of future payments that must be made under the terms of the original lease reduced by the estimated amount of rent that could be reasonably collected from a sub-lessee at current market rates.
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
As of June 30, 2016, there was no outstanding balance and at December 31, 2015 there was a balance of $12,000 under the Credit Agreement.
Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc. (“Terra Mar”), which was established to provide our customers with the option to purchase tenant liability insurance. If our customers choose to use our insurance services, they are issued an insurance policy underwritten by our third-party service provider. The policy has a limit of $100,000 per incident for each insured residence. We have entered into a reinsurance agreement with our third-party service provider and, as a result, we assume a 100% quota share of the tenant liability insurance provided to our customers through our third-party service provider. Included in cost of revenue we accrue for reported claims and an estimate of losses incurred but not reported by our property manager customers, as we bear the risk related to these claims. Our liability for reported claims and incurred but not reported claims as of June 30, 2016 and December 31, 2015 was $0.5 million and $0.5 million, respectively, and is included in other current liabilities on the Condensed Consolidated Balance Sheets.
Included in other current assets as of June 30, 2016 and December 31, 2015 are $1.1 million and $1.0 million, respectively, of deposits held with a third party related to requirements to maintain collateral for our insurance services.

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
Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of any applicable agreements, services to be provided by us, or intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. We have never paid a material claim, nor have we been sued in connection with these indemnification arrangements. As of June 30, 2016 and December 31, 2015, we had not accrued a liability for these indemnification arrangements because we have determined that the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably possible and the amount or range of amounts of any such liability is not reasonably estimable.

7. Stock-Based Compensation
Stock Options
A summary of our stock option activity for the six months ended June 30, 2016 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years
Options outstanding as of December 31, 2015	1,171	$5.30	8.0
Options granted	750	12.85
Options exercised	(74)	2.07
Options cancelled/forfeited	(23)	8.45
Options outstanding as of June 30, 2016	1,824	$8.50	8.6
During the six months ended June 30, 2016, we granted PSOs to purchase up to 750,000 shares of our Class A common stock. The PSOs have a weighted average exercise price of $12.85 per share. Vesting of the PSOs is based on our achievement of a pre-established free cash flow performance metric for the years ended December 31, 2016, 2017 and 2018 and continued employment throughout the performance period. We recognize expense for the PSOs based on the grant date fair value of the PSOs that we determine are probable of vesting. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSOs that are probable of vesting. The number of PSOs granted, as included in the above table, assumes achievement of the performance metric at the maximum level, which is 150% of the targeted performance metric. For performance at 100% of the targeted metric, approximately 67% of the PSOs would vest. For performance at 80% of the targeted metric, approximately 33% of the PSOs would vest. For performance below 80% of the 2016 and 2018 targeted metric, no PSOs would vest , no compensation expense would be recognized and all previously recognized compensation expense for PSOs would be reversed. For performance below 50% of the 2017 targeted metric, no PSOs would vest, no compensation expense would be recognized and all previously recognized compensation expense for PSOs would be reversed.
Our stock-based compensation expense for stock options, including the PSOs for the three months ended June 30, 2016 and 2015 was $578,000 and $167,000, respectively, and for the six months ended June 30, 2016 and 2015 was $865,000 and $269,000 respectively.

The fair value of stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes information relating to our stock options granted during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options granted (in thousands)	500	82	750	277
Weighted average exercise price per share	$13.43	$12.00	$12.85	$7.51
Weighted average grant-date fair value per share	$5.20	$5.42	$4.85	$6.77
Weighted average Black-Scholes model assumptions:
Risk-free interest rate	1.53%	1.91%	1.45%	1.53%
Expected term (in years)	6.1	6.0	5.9	6.2
Expected volatility	38%	45%	37%	47%
Expected dividend yield	—	—	—	—

As of June 30, 2016, the total estimated remaining stock-based compensation expense for unvested stock options, including the PSOs was $4.3 million, which is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock Units
A summary of activity in connection with our restricted stock units for the six months ended June 30, 2016 is as follows (number of shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested as of December 31, 2015	17	$15.45
Granted	463	12.46
Vested	—	—
Forfeited	(5)	12.60
Unvested as of June 30, 2016	475	$12.56

During the six months ended June 30, 2016, we granted 376,000 RSUs that vest annually over four years and 87,000 PSUs that vest based upon achievement of a pre-established free cash flow performance metric for the years ended December 31, 2016, 2017 and 2018 and continued employment throughout the performance period. We recognize expense for the PSUs based on the grant date fair value of the PSUs that we determine are probable of vesting. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSUs that are probable of vesting. The number of PSUs granted, as included in the above table, assumes achievement of the performance metric at 100% of the targeted performance metric. The actual number of shares to be issued at the end of the performance period will range from 0% to 150% of the initial target awards. For performance at 150% of the targeted metric, 150% of the PSUs would vest. For performance at 80% of the targeted metric, approximately 50% of the PSUs would vest. For performance below 80% of targeted metric for 2016 and 2018, no PSUs would vest and no compensation expense would be recognized and all previously recognized compensation expense for PSUs would be reversed. For performance below 50% of targeted metric for 2017, no PSUs would vest and no compensation expense would be recognized and all previously recognized compensation expense for PSUs would be reversed.
Our stock-based compensation expense for the RSUs and PSUs was $527,000 and $638,000 for the three and six months ended June 30, 2016, respectively. As of June 30, 2016, the total remaining estimated stock-based compensation expense for the RSUs and PSUs was $5.4 million, which is expected to be recognized over a weighted average period of 3.1 years.

Restricted Stock Awards
A summary of activity in connection with our restricted stock awards for the six months ended June 30, 2016 is as follows (number of shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested as of December 31, 2015	120	$4.68
Granted	22	13.46
Vested	(66)	6.10
Forfeited	—	—
Unvested as of June 30, 2016	76	$6.00
We have the right to repurchase any unvested restricted stock awards. Restricted stock awards vest over a four-year period for employees and a one-year period for non-employee directors. We recognized stock-based compensation expense of $114,000 and $80,000 for the three months ended June 30, 2016 and 2015, respectively, and $229,000 and $143,000 for the six months ended June 30, 2016 and 2015, respectively.
As of June 30, 2016, the total remaining stock-based compensation expense for unvested restricted stock awards with a repurchasing right was $0.5 million, which is expected to be recognized over a weighted average period of 1.3 years.

8. Income Taxes
Our effective tax rate differs from the U.S. Federal statutory rate of 34% primarily because our losses have been offset by a valuation allowance due to uncertainty as to the realization of those losses.
For the three and six months ended June 30, 2016, we recorded income tax expense of $13,000 and $37,000, respectively on pre-tax losses of $2.3 million and $5.8 million, respectively, for an effective tax rate of (0.6%) and (0.6%), respectively. The income tax expense is based on our payments of state minimum taxes and the amortization of tax deductible goodwill that is not an available source of income to realize the deferred tax asset.
For the three and six months ended June 30, 2015, we recorded income tax (benefit) expense of $(63,000) and $11,000 respectively on pre-tax losses of $3.5 million and $7.0 million, respectively for an effective tax rate of 1.8% and (0.2%), respectively. The income tax benefit was based on the reversal of income tax expense recorded when the statutory rate was applied to actual year-to-date earnings of our subsidiary, Terra Mar, which became part of our U.S. consolidated group for tax purposes at June 30, 2015. Terra Mar’s earnings were then offset by the losses of our U.S. consolidated group for tax purposes. The income tax expense is based on state minimum taxes and the amortization of tax deductible goodwill that is not an available source of income to realize the deferred tax asset.

9. Revenue and Other Information
Our chief operating decision maker reviews separate revenue information for our core solutions, Value+ and other service offerings as a measure of growth in the number of our customers and growth in the adoption and utilization of our core solutions and Value+ services by new and existing customers. The following table presents our revenue categories for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Core solutions	$10,572	$7,697	$20,335	$14,831
Value+ services	14,399	9,408	26,653	17,112
Other	1,232	1,320	2,426	2,330
Total revenues	$26,203	$18,425	$49,414	$34,273

Value+ services presented above include revenue from subscriptions or usage-based fees. Subscription Value+ services include website hosting services and contact center services. Usage-based Value+ services include fees for electronic payment processing, resident screening services, tenant liability insurance program, and online vacancy advertising services based on the RentLinx software platform acquired in April 2015. Other services included above are for one-time services related to on-boarding our core solutions, website design services and online vacancy advertising services offered to legacy RentLinx customers.
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
Customer count is summarized in the table below:

	June 30, 2016
	2016	2015	% Change
Property manager	9,275	7,016	32%
Law firm	7,349	4,891	50%
We have invested in growth in a disciplined manner across our organization. As a result, our costs and operating expenses have increased significantly in absolute dollars primarily due to our significant growth in employees and personnel-related costs. For example, we increased our employee headcount from 528 employees as of June 30, 2015 to 634 employees as of June 30, 2016, representing a period-over-period increase of 20%. We intend to continue to invest across our organization. These investments to grow our business will continue to increase our costs and operating expenses on an absolute basis. Many of these investments will occur in advance of our realization of revenue or any other benefit and will make it difficult to determine if we are allocating our resources efficiently. We expect cost of revenue, research and product development expense, sales and marketing expense, and general and administrative expense to decrease as a percentage of revenue over the long term as revenue increases and we gain additional operating leverage in our business. As a result of this increased operating leverage, we expect our operating margins will improve over the long term.
To date, we have experienced rapid revenue growth due to our investments in research and product development, sales and marketing, customer service and support, and infrastructure. During the six months ended June 30, 2016, we have derived more than 90% of our revenue from our property management solution, as it has been available for a longer period of time, is more established within its vertical with a larger customer base, and currently offers a greater number of Value+ services.
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

Results of Operations
The following table sets forth our results of operations for the periods presented in dollars (in thousands) and as a percentage of revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%
Consolidated Statements of Operations Data:
Revenue	$26,203	100%	$18,425	100%	$49,414	100%	$34,273	100%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization) (1)	11,212	43	8,109	44	21,742	44	15,174	44
Sales and marketing (1)	7,567	29	6,239	34	15,118	31	11,948	35
Research and product development (1)	3,024	12	2,154	12	6,067	12	4,163	12
General and administrative (1)	4,389	17	3,707	20	7,938	16	7,099	21
Depreciation and amortization	2,359	9	1,431	8	4,476	9	2,614	8
Total costs and operating expenses	28,551	109	21,640	117	55,341	112	40,998	120
Operating loss	(2,348)	(9)	(3,215)	(17)	(5,927)	(12)	(6,725)	(20)
Other income (expense), net	2	—	(5)	—	(22)	—	(7)	—
Interest income (expense), net	95	—	(243)	(1)	119	—	(275)	(1)
Loss before income taxes	(2,251)	(9)	(3,463)	(19)	(5,830)	(12)	(7,007)	(20)
Provision for income taxes	13	—	(63)	—	37	—	11	—
Net loss	$(2,264)	(9)%	$(3,400)	(18)%	$(5,867)	(12)%	$(7,018)	(20)%

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$138	$27	$183	$51
Sales and marketing	130	28	172	51
Research and product development	104	7	155	12
General and administrative	720	150	1,045	231
Total stock-based compensation expense	$1,092	$212	$1,555	$345

Comparison of the Three and Six Months Ended June 30, 2016 and 2015
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
Revenue	$26,203	$18,425	$7,778	42%	$49,414	$34,273	$15,141	44%
Revenue increased $7.8 million, or 42%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, reflecting mainly increased revenue from our property manager customers. The overall increase was primarily a result of an increase in revenue from Value+ services of $5.0 million, or 53%, mainly driven by increased usage of our electronic payments platform and screening services by a larger customer base. The increase was also the result of an increase in revenue from our core solutions of $2.9 million, or 37%, driven by growth in the number of our customers and strong customer renewal rates.
Revenue increased $15.1 million, or 44%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, reflecting mainly increased revenue from our property manager customers. The overall increase was primarily a result of an increase in revenue from Value+ services of $9.5 million, or 56%, mainly driven by increased usage of our electronic payments platform, screening services, contact center services, and tenant liability insurance programs by a larger customer base. The increase was also the result of an increase in revenue from our core solutions of $5.5 million, or 37%, driven by growth in the number of our customers and strong customer renewal rates.
Cost of Revenue (Exclusive of Depreciation and Amortization)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$11,212	$8,109	$3,103	38%	$21,742	$15,174	$6,568	43%
Percentage of revenue	43%	44%			44%	44%
Cost of revenue (exclusive of depreciation and amortization) increased $3.1 million, or 38%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase was primarily a result of an increase in third-party costs of $1.4 million incurred to support the delivery of our software solutions, an increase in personnel-related costs of $1.1 million, and an increase in allocated and other costs of $0.6 million. The increase in third-party costs relates to increased expenditures associated with increased adoption and utilization of certain Value+ services by our new and existing customers as evidenced by the 53% increase in revenue from Value+ services for the three-month period described above. The increase in personnel-related costs was primarily due to an increase in headcount within our customer service and support organization to support the increased usage of Value+ services. The increase in allocated and other costs primarily relates to an increase in overhead costs, such as facility and IT costs, as we continued to expand our operations to support our growth.
Cost of revenue (exclusive of depreciation and amortization) increased $6.6 million, or 43%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was primarily a result of an increase in third-party costs of $2.9 million incurred to support the delivery of our software solutions, an increase in personnel-related costs of $2.5 million, and an increase in allocated and other costs of $1.1 million. The increase in third-party costs mostly relates to increased expenditures associated with increased adoption and utilization of certain Value+ services by our new and existing customers as evidenced by the 56% increase in revenue from Value+ services for the six-month period described above. The increase in personnel-related costs and allocated and other costs for the six months ended June 30, 2016 occurred for the same reasons described in the quarterly discussion, above.

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
Sales and marketing	$7,567	$6,239	$1,328	21%	$15,118	$11,948	$3,170	27%
Percentage of revenue	29%	34%			31%	35%
Sales and marketing expense increased $1.3 million, or 21%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase was primarily the result of an increase in personnel-related costs of $1.1 million. The increase in personnel-related costs was due to an increase in headcount within our sales and marketing organization, an increase in sales commissions due to our revenue growth, and other incentive-based compensation.
Sales and marketing expense increased $3.2 million, or 27%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was primarily the result of an increase in personnel-related costs of $2.3 million, an increase in marketing program costs of $0.4 million associated with online advertising, and an increase in allocated and other costs of $0.4 million. The increase in personnel-related costs was mostly attributed to an increase in headcount within our sales and marketing organization to support our revenue growth and an increase in commissions and other incentive-based compensation. The increase in marketing program costs was primarily due to the expansion of our marketing programs in an effort to acquire new customers and expand adoption and utilization of our Value+ services by new and existing customers. The increase in other operating costs relates to an increase in overhead costs, such as facility and IT costs, as we continued to expand our operations to support our growth.
Research and Product Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
Research and product development	$3,024	$2,154	$870	40%	$6,067	$4,163	$1,904	46%
Percentage of revenue	12%	12%			12%	12%
Research and product development expense increased $0.9 million, or 40%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase was primarily the result of an increase in personnel-related costs, net of capitalized software development costs, of $0.5 million, and an increase in allocated and other operating costs of $0.3 million. The increase in personnel-related and other operating costs was due to an increase in headcount within our research and product development organization. The increase in allocated costs primarily relates to an increase in overhead costs, such as facility and IT costs, as we continued to expand our operations to support our growth.
Research and product development expense increased $1.9 million, or 46%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was primarily the result of an increase in personnel-related costs, net of capitalized software development costs, of $1.0 million, and an increase in other operating costs of $0.9 million. The increase in personnel-related and other operating costs were mostly attributed to an increase in headcount within our research and product development organization.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
General and administrative	$4,389	$3,707	$682	18%	$7,938	$7,099	$839	12%
Percentage of revenue	17%	20%			16%	21%
General and administrative expense increased $0.7 million, or 18%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase was primarily the result of an increase in personnel-related costs of $0.8 million offset by a decline in allocated costs and other operating expenses of $0.1 million. The increase in personnel-related costs was primarily due to an increase in incentive-based compensation and an increase in headcount within our administrative organization.
General and administrative expense increased $0.8 million, or 12%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was primarily the result of an increase in personnel-related costs of $1.5 million offset by a decline in other operating expenses of $0.7 million. The increase in personnel-related costs was primarily due to an increase in headcount within our finance, IT and administrative organizations. The decline in other operating expenses was mostly attributable to a decline in professional and consulting fees incurred for the initial public offering in the second quarter of 2015.
Depreciation and Amortization

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
Depreciation and amortization	$2,359	$1,431	$928	65%	$4,476	$2,614	$1,862	71%
Percentage of revenue	9%	8%			9%	8%
Depreciation and amortization expense increased $0.9 million, or 65%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase was primarily due to increased amortization expense of $0.7 million associated with an increase in our investment in capitalized software development and increased depreciation expense of $0.2 million related to increased capital purchases over the last year.
Depreciation and amortization expense increased $1.9 million, or 71%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was mostly attributed to increased amortization expense of $1.3 million associated with higher capitalized software development balances and increased depreciation expense of $0.4 million related to capital purchases.
Interest Income (Expense)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
Interest income (expense)	95	(243)	$338	(139)%	119	(275)	$394	(143)%
Percentage of revenue	—%	(1)%			—%	(1)%
Interest income, net increased $338,000 and $394,000 for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, respectively. The increase in interest income, net is attributed to the repayment of our $10.0 million term loan in the third quarter of 2015, offset by interest income from our investment securities which were purchased in the third quarter of 2015.

Liquidity and Capital Resources
Cash and Cash Equivalents
As of June 30, 2016, our principal sources of liquidity were cash and cash equivalents and investment securities, which had an aggregate balance of $51.2 million. In addition, we have a $25.0 million revolving line of credit under which we had no outstanding balance as of June 30, 2016.
Working Capital
As of June 30, 2016, we had working capital of $10.2 million, compared to a working capital of $10.6 million as of December 31, 2015. The decrease in our working capital of $0.4 million was mostly attributed to a decrease in accounts payable of $1.3 million offset by a decline in cash and cash equivalents of $1.1 million.
Revolving Facility
As of June 30, 2016, we had no outstanding borrowings under the under the revolving line of credit, which we refer to as the Revolving Facility, under the terms of the Credit Agreement with Wells Fargo, as administrative agent, and the lenders and parties thereto. As of December 31, 2015, we had an outstanding balance of $12,000.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2016	2015

Net cash provided by (used in) operating activities	$2,377	$(2,807)
Net cash used in investing activities	(3,601)	(8,715)
Net cash provided by financing activities	124	76,034
Net (decrease) increase in cash and cash equivalents	$(1,100)	$64,512
Cash Used in Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our core solutions and Value+ services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
For the six months ended June 30, 2016, cash provided by operating activities was $2.4 million resulting from our net loss of $5.9 million, adjusted by non-cash charges of $6.3 million and a net increase in our operating assets and liabilities of $2.0 million. The net increase in our non-cash charges was primarily the result of $4.5 million of depreciation and amortization of our property and equipment and capitalized software and $1.6 million of stock based compensation. The increase in our operating assets and liabilities was mostly attributed to an increase of other liabilities of $1.5 million which was mostly attributed to an increase in deferred rent and an increase in deferred revenue of $1.1 million and a decline in accounts receivables of $1.0 million related to increased sales.
For the six months ended June 30, 2015, cash used in operating activities was $2.8 million resulting from our net loss of $7.0 million, adjusted by non-cash charges of $3.2 million and a net increase in our operating assets and liabilities of $1.0 million. The net increase in our operating assets and liabilities was primarily the result of an increase of $1.1 million in accrued employee expenses related to an overall increase in personnel-related costs, and increases of $0.6 million and $0.9 million in accrued expenses and accounts payable, respectively, related to professional fees associated with our acquisition of RentLinx and an accrual for a payment due to a third-party service provider to expedite our transition to a new third-party partner. These increases were offset by a $1.2 million increase in accounts receivable related to increased sales.
Cash Used in Investing Activities
Cash used in and provided by investing activities is generally comprised of purchases, maturities and sales of investment securities, additions to capitalized software development, cash paid for business acquisitions and purchases and dispositions of capital expenditures.
For the six months ended June 30, 2016, investing activities used $3.6 million in cash primarily as a result of $21.4 million of sales, calls and maturities of investment securities offset by $16.7 million of investment securities purchased. In addition, we had an increase in capitalized software development costs of $5.2 million and an increase in capital expenditures of $3.2 million to purchase property and equipment to support the growth and expansion.
For the six months ended June 30, 2015, investing activities used $8.7 million in cash primarily as a result of $4.0 million of cash used for the acquisition of RentLinx, an increase in capitalized software development costs of $3.2 million, and an increase in capital expenditures of $1.5 million to purchase property and equipment.

Cash Provided by Financing Activities
Cash used in and provided by financing activities is generally comprised of proceeds from the exercise of stock options and issuance of our restricted stock awards, proceeds from the issuance of debt or draws from our revolving credit facility and principal repayments of debt or on our revolving credit facility.
For the six months ended June 30, 2016, financing activities provided $0.1 million in cash primarily as a result of proceeds from stock option exercises.
For the six months ended June 30, 2015, financing activities provided $76.0 million in cash primarily as a result of proceeds from the initial public offering, net of offering costs, and borrowings under our credit facility, net of payments related to debt financing costs offset by a $2.4 million earnout payment relating to our 2012 acquisition of MyCase.

Contractual Obligations and Other Commitments

We did not enter into any new material contractual obligations or other commitments during the six months ended June 30, 2016. There have been no material changes to our contractual obligations and other commitment as disclosed in our Annual Report.

Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or for other purposes.

Critical Accounting Policies
Our Condensed Consolidated Financial Statements and the related notes are prepared in accordance with GAAP. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and operating expenses, provision for income taxes and related disclosures.

There were no new critical accounting policies adopted during the three months ended June 30, 2016. Please refer to our Critical Accounting Policies as disclosed in the notes to our Consolidated Financial Statements as disclosed in our Annual Report.

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies within our Condensed Consolidated Financial Statements.
Item 3. Qualitative and Quantitative Disclosure about Market Risk
Interest Rate Risk
At June 30, 2016, we had cash and cash equivalents of $11.0 million consisting of bank deposits and money market funds and $40.2 million of investment securities which are comprised of fixed rate debt securities and certificates of deposit. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
As of June 30, 2016, a hypothetical 100 basis point decrease in interest rates would have resulted in an increase in fair value or unrealized gain of approximately $0.5 million and a hypothetical 100 basis point decrease in interest rates would have resulted in a decrease in fair value or unrealized loss of approximately $0.5 million. This estimate is based on a sensitivity model which measures an instant change in interest rates by 1% or 100 basis points at June 30, 2016.
The borrowings under our Revolving Facility are at variable interest rates. However, there was no outstanding balance under our Revolving Facility as of June 30, 2016.
Inflation Risk
We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in inflation rates.

As of June 30, 2016, there were no other material changes in the market risks described in the section of the Annual Report entitled “Quantitative and Qualitative Disclosure of Market Risk.”

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
Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

AppFolio, Inc.

Date:	August 8, 2016	By:	/s/ Ida Kane
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