Form 10-Q
period 2016-09-30
APPFOLIO INC
filed 2016-11-07
CIK 1433195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of October 21, 2016, the number of shares of the registrant’s Class A common stock outstanding was 11,607,587 and the number of shares of the registrant’s Class B common stock outstanding was 22,089,132.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, or Quarterly Report, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements are subject to considerable risks and uncertainties. Forward-looking statements include all statements that are not statements of historical facts contained in this Quarterly Report and can be identified by words such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “could,” “will,” “would” or similar expressions and the negatives of those expressions. In particular, forward looking statements contained in this Quarterly Report relate to, among other things, our future or assumed financial condition, results of operations, business forecasts and plans, capital needs and financing plans, research and product development plans, growth in the size of our business and number of customers, strategic plans and objectives, acquisitions and investments, and the application of accounting guidance. We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

APPFOLIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par values)

	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$7,603	$12,063
Investment securities—current	10,018	10,235
Accounts receivable, net	2,707	2,048
Prepaid expenses and other current assets	3,964	3,160
Total current assets	24,292	27,506
Investment securities—noncurrent	31,930	34,417
Property and equipment, net	6,867	6,107
Capitalized software, net	14,434	10,022
Goodwill	6,737	6,737
Intangible assets, net	3,457	4,516
Other assets	1,293	1,176
Total assets	$89,010	$90,481
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$574	$2,369
Accrued employee expenses	4,957	5,159
Accrued expenses	4,259	3,340
Deferred revenue	6,627	4,953
Other current liabilities	1,377	1,084
Total current liabilities	17,794	16,905
Other liabilities	1,747	879
Total liabilities	19,541	17,784
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000 authorized and no shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Class A common stock, $0.0001 par value, 250,000 shares authorized as of September 30, 2016 and December 31, 2015; 11,523 and 9,005 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively;	1	1
Class B common stock, $0.0001 par value, 50,000 shares authorized as of September 30, 2016 and December 31, 2015; 22,170 and 24,541 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively;	3	3
Additional paid-in capital	145,015	141,528
Accumulated other comprehensive income (loss)	124	(153)
Accumulated deficit	(75,674)	(68,682)
Total stockholders’ equity	69,469	72,697
Total liabilities and stockholders’ equity	$89,010	$90,481
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$28,162	$20,305	$77,576	$54,578
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	11,645	9,264	33,387	24,438
Sales and marketing	6,979	7,028	22,097	18,976
Research and product development	3,464	2,797	9,531	6,960
General and administrative	4,642	3,888	12,580	10,987
Depreciation and amortization	2,636	1,638	7,112	4,252
Total costs and operating expenses	29,366	24,615	84,707	65,613
Loss from operations	(1,204)	(4,310)	(7,131)	(11,035)
Other expense, net	(12)	(1)	(34)	(8)
Interest income (expense), net	102	(426)	221	(701)
Loss before provision for income taxes	(1,114)	(4,737)	(6,944)	(11,744)
Provision for income taxes	11	23	48	34
Net loss	$(1,125)	$(4,760)	$(6,992)	$(11,778)
Net loss per share, basic and diluted	$(0.03)	$(0.14)	$(0.21)	$(0.68)
Weighted average common shares outstanding, basic and diluted	33,600	33,314	33,529	17,274
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(1,125)	$(4,760)	$(6,992)	$(11,778)
Other comprehensive income (loss):
Net changes in unrealized gains (losses) on investment securities	(96)	(1)	277	(1)
Comprehensive loss	$(1,221)	$(4,761)	$(6,715)	$(11,779)

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Class A		Class B		Capital	(Loss)/Income	Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	9,005	$1	24,541	$3	$141,528	$(153)	$(68,682)	$72,697
Exercise of stock options	116	—	1		260	—	—	260
Stock-based compensation	—	—	—	—	2,974	—	—	2,974
Vesting of restricted stock units, net of shares withheld for taxes	8	—	—	—	102	—	—	102
Vesting of early exercised shares	—	—	—	—	151	—	—	151
Conversion of Class B stock to Class A stock	2,372	—	(2,372)	—	—	—	—	—
Issuance of restricted stock awards	22	—	—	—	—	—	—	—
Unrealized gain on investment securities	—	—	—	—	—	277	—	277
Net loss	—	—	—	—	—	—	(6,992)	(6,992)
Balance at September 30, 2016	11,523	$1	22,170	$3	$145,015	$124	$(75,674)	$69,469

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash from operating activities
Net loss	$(6,992)	$(11,778)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,112	4,252
Purchased investment premium, net of amortization	185	(380)
Amortization of deferred financing costs	48	441
Loss on disposal of property and equipment	33	7
Stock-based compensation	2,844	623
Lease abandonment	161	—
Changes in operating assets and liabilities:
Accounts receivable	(659)	(936)
Prepaid expenses and other current assets	(804)	(1,345)
Other assets	(163)	(120)
Accounts payable	(1,109)	167
Accrued employee expenses	(144)	3,110
Accrued expenses	1,354	1,234
Deferred revenue	1,674	662
Other liabilities	1,183	289
Net cash provided by (used in) operating activities	4,723	(3,774)
Cash from investing activities
Purchases of property and equipment	(3,560)	(2,234)
Additions to capitalized software	(8,554)	(5,373)
Purchases of investment securities	(24,334)	(60,426)
Sales of investment securities	10,016	—
Maturities of investment securities	17,112	8,950
Cash paid in business acquisition, net of cash acquired	—	(4,039)
Purchases of intangible assets	(2)	(16)
Net cash used in investing activities	(9,322)	(63,138)
Cash from financing activities
Proceeds from stock option exercises	260	328
Proceeds from issuance of restricted stock	—	141
Proceeds from issuance of options	—	208
Tax withholding for net share settlement	(85)	—
Principal payments under capital lease obligations	(24)	(22)
Proceeds from the initial public offering, net of underwriting discounts and commissions	—	79,570
Payments of initial public offering costs	—	(3,999)
Payment of contingent consideration	—	(2,429)
Proceeds from issuance of debt	87	10,000
Principal payments on debt	(99)	(10,000)
Payment of debt issuance costs	—	(539)

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Net cash provided by financing activities	139	73,258
Net (decrease) increase in cash and cash equivalents	(4,460)	6,346
Cash and cash equivalents
Beginning of period	12,063	5,412
End of period	$7,603	$11,758

Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$112	$297
Additions of capitalized software included in accrued employee expenses	231	427
Stock-based compensation capitalized for software development	308	112
Initial public offering costs included in accrued expenses	—	212
Conversion of convertible preferred stock into common stock in connection with the initial public offering	—	63,166
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

2. Summary of Significant Accounting Policies
Basis of Presentation and Significant Accounting Policies
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with our consolidated financial statements and the related notes included in our Annual Report filed with the SEC on February 29, 2016. Our unaudited interim Condensed Consolidated Financial Statements have been prepared on a basis consistent with that used to prepare our audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the Condensed Consolidated Financial Statements. The operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results expected for the full year ending December 31, 2016.
Reclassifications
We reclassified certain amounts in our Condensed Consolidated Statements of Cash Flows within the cash from investing activities section in the prior year to conform to the current year's presentation.
Changes in Accounting Policies
Except as described below, there have been no significant changes in our accounting policies from those disclosed in our annual consolidated financial statements and the related notes included in our Annual Report.
Stock-Based Compensation
During the nine months ended September 30, 2016, we granted performance based stock options ("PSOs") and performance based restricted stock units ("PSUs"). For additional information regarding the PSOs and PSUs granted refer to Note 7, Stock-Based Compensation.
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

Net Loss per Share
The following table presents a reconciliation of our weighted average number of Class A and Class B common shares used to compute net loss per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average shares outstanding	33,668	33,456	33,617	17,426
Less: Weighted average unvested restricted shares subject to repurchase	68	142	88	152
Weighted average number of shares used to compute basic and diluted net loss per share	33,600	33,314	33,529	17,274
Because we reported net losses for all periods presented, all potentially dilutive common stock equivalents are anti-dilutive for those periods and have been excluded from the calculation of net loss per share.
The following table presents the number of anti-dilutive Class A and Class B common shares excluded from the calculation of net loss per share as of September 30, 2016 and 2015 (in thousands):

	September 30,
	2016	2015
Options to purchase common stock	1,764	1,187
Unvested restricted stock awards	59	137
Unvested restricted stock units	480	12
Contingent restricted stock units (1)	27	33
Total shares excluded from net loss per share attributable to common stockholders	2,330	1,369
(1) The reported shares are based on 27,000 shares with a fixed price restricted stock unit (“RSU”) commitment for which the number of shares has not been determined at the grant date.  The 27,000 shares included in the table above are based on the closing price of our Class A common stock at September 30, 2016, divided by the fixed price commitment to issue shares in the future. For additional information regarding the RSUs granted refer to Note 7, Stock-Based Compensation.
The net loss per common share was the same for our Class A and Class B common shares because they are entitled to the same liquidation and dividend rights.
Recent Accounting Pronouncements
Under the Jumpstart our Business Startups Act (the “JOBS Act”), we meet the definition of an emerging growth company. We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 is effective on January 1, 2018. Early adoption is permitted as of January 1, 2017. The standard permits the use of either a retrospective or cumulative effect transition method. We have not determined which transition method we will adopt, nor have we determined the effect of this guidance on our financial condition, results of operations, cash flows or disclosures.

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

In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting of Revenue Gross versus Net) ("ASU 2016-08"), which provides additional guidance to improve the operability and understandability of the implementation guidance on principal versus agent considerations and provides additional illustrative examples to assist with the application of the guidance. The amendment does not change the core principles in Topic 606. ASU 2016-08 is effective on January 1, 2018, with the adoption of ASU 2014-09. Early adoption is permitted as of January 1, 2017. We have not determined the effect of this guidance on our financial condition, results of operations, cash flows or disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 781), Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which amends and simplifies the accounting for share-based payment awards in three areas; (1) income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. For public companies, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. We have not determined the effect of this guidance on our financial condition, results of operations, cash flows or disclosures.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing ("ASU 2016-10"), which provides additional guidance on identifying performance obligations and also to improve the operability and understandability of the licensing implementation guidance. The amendment does not change the core principles in Topic 606. ASU 2016-10 is effective on January 1, 2018, with the adoption of ASU 2014-09. Early adoption is permitted as of January 1, 2017. We have not determined the effect of this guidance on our financial condition, results of operations, cash flows or disclosures.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients ("ASU 2016-12"), which clarifies the collectibility criterion and transition guidance for contracts for which substantially all revenue was recognized under legacy accounting guidance. The amendment does not change the core principles in Topic 606. ASU 2016-12 is effective on January 1, 2018, with the adoption of ASU 2014-09. Early adoption is permitted as of January 1, 2017. We have not determined the effect of this guidance on our financial condition, results of operations, cash flows or disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments -Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which amends the current accounting guidance and requires the measurement of all expected losses based on historical experience, current conditions and reasonable and supportable forecasts. This guidance amends the accounting for credit losses for available-for-sale securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period after December 15, 2018. We have not determined the effect of this guidance on our financial condition, results of operations, cash flows or disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which provides cash flow statement classification guidance for debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We have not determined the effect of this guidance on our statement of cash flows.

3. Investment Securities and Fair Value Measurements
Investment Securities

Investment securities classified as available-for-sale consisted of the following at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$29,596	$98	$(5)	$29,689
Agency securities	7,248	—	(2)	7,246
Certificates of deposit	4,980	33	—	5,013
Total available-for-sale investment securities	$41,824	$131	$(7)	$41,948

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$30,568	$—	$(126)	$30,442
Agency securities	8,012	—	(12)	8,000
Certificates of deposit	6,225	—	(15)	6,210
Total available-for-sale investment securities	$44,805	$—	$(153)	$44,652
We had certain investment securities in an unrealized loss position at September 30, 2016 and December 31, 2015, and none of these securities have been in a continuous unrealized loss position for more than 12 months. These unrealized loss positions are considered temporary and there were no impairments considered "other-than-temporary" as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis.
At September 30, 2016 and December 31, 2015, the contractual maturities of our investments did not exceed 36 months. The fair values of available-for-sale investments, by remaining contractual maturity, are as follows (in thousands):

	September 30, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$10,004	$10,018	$10,249	$10,235
Due after 1 year through 3 years	31,820	31,930	34,557	34,417
Total available-for-sale investment securities	$41,824	$41,948	$44,806	$44,652

During the nine months ended September 30, 2016, we had sales and maturities (which includes calls) of investment securities, as follows (in thousands):

	Nine Months Ended September 30, 2016
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Agency securities	$5	—	$3,005	9,557
Corporate bonds	1	—	5,011	2,480
Treasury bills	—	—	2,000	3,830
Certificates of deposit	—	—	—	1,245
	$6	$—	$10,016	$17,112

Fair Value Measurements
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, by level within the fair value hierarchy (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$5,148	$—	$—	$5,148
Available-for-sale - investment securities:
Corporate bonds	—	29,689	—	29,689
Agency securities	—	7,246	—	7,246
Certificates of deposit	5,013	—	—	5,013
Total Assets	$10,161	$36,935	$—	$47,096

	December 31, 2015
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$7,102	$—	$—	$7,102
Available-for-sale - investment securities:
Corporate bonds	—	30,442	—	30,442
Agency securities	—	8,000	—	8,000
Certificates of deposit	6,210	—	—	6,210
Total Assets	$13,312	$38,442	$—	$51,754
The carrying amounts of cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.
There were no changes to our valuation techniques used to measure asset and liability fair values on a recurring basis during the nine months ended September 30, 2016. The valuation techniques for the items in the table above are as follows:

Cash and Cash Equivalents
As of September 30, 2016 and December 31, 2015, cash and cash equivalents include cash invested in money market funds. Market prices are based on market prices for identical assets.
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
The contingent consideration liability was recorded in other current liabilities in the Condensed Consolidated Balance Sheets as of December 31, 2014. On May 6, 2015, we paid the final earn-out payment in the amount of $2.4 million.
Non-Recurring Fair Value Measurements
Certain assets, including goodwill, intangible assets and our note receivable with SecureDocs are also subject to measurement at fair value on a non-recurring basis using Level 3 measurement when they are deemed to be impaired as a result of an impairment review. For the three and nine months ended September 30, 2016 and 2015, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.

4. Internal-Use Software Development Costs
Internal-use software development costs were as follows (in thousands):

	September 30, 2016	December 31, 2015
Internal use software development costs, gross	$30,582	$21,894
Less: Accumulated amortization	(16,148)	(11,872)
Internal use software development costs, net	$14,434	$10,022

Capitalized software development costs were $3.3 million and $2.4 million for the three months ended September 30, 2016 and 2015, respectively and were $8.8 million and $5.8 million for the nine months ended September 30, 2016 and 2015, respectively. Amortization expense with respect to software development costs totaled $1.7 million and $0.9 million for the three months ended September 30, 2016 and 2015, respectively and $4.4 million and $2.3 million for the nine months ended September 30, 2016 and 2015, respectively.

Future amortization expense with respect to capitalized software development costs as of September 30, 2016 is estimated as follows (in thousands):

Years Ending December 31,
2016	$1,808
2017	6,540
2018	4,657
2019	1,429
Total amortization expense	$14,434

5. Intangible Assets
Intangible assets consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands, except years):

	September 30, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$790	$(352)	$438	5.0
Technology	4,811	(2,869)	1,942	6.0
Trademarks	930	(384)	546	9.0
Partner relationships	680	(340)	340	3.0
Non-compete agreements	40	(20)	20	3.0
Domain names	274	(232)	42	5.0
Patents	284	(155)	129	5.0
	$7,809	$(4,352)	$3,457	5.9

	December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$790	$(234)	$556	5.0
Technology	4,811	(2,268)	2,543	6.0
Trademarks	930	(293)	637	9.0
Partner relationships	680	(170)	510	3.0
Non-compete agreements	40	(10)	30	3.0
Domain names	274	(199)	75	5.0
Patents	286	(121)	165	5.0
	$7,811	$(3,295)	$4,516	5.9

Amortization expense for the three months ended September 30, 2016 and 2015 was $0.4 million and $0.4 million, respectively and $1.1 million and $0.9 million for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, estimated future amortization of intangible assets was as follows (in thousands):

Years Ending December 31,
2016	$356
2017	1,383
2018	928
2019	352
2020	259
Thereafter	179
Total amortization expense	$3,457
A summary of the activity within our intangible assets since December 31, 2015 is as follows (in thousands):

Intangible assets, net at December 31, 2015	$4,516
Additions	2
Disposals	(4)
Amortization	(1,057)
Intangible assets, net at September 30, 2016	$3,457
6. Commitments and Contingencies
Lease Obligations
As of September 30, 2016, we had operating lease obligations of approximately $8.9 million through 2022. We recorded rent expense of $0.5 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively, and $1.5 million and $0.9 million for the nine months ended September 30, 2016 and 2015, respectively.
During the nine months ended September 30, 2016, we moved into a new location in Richardson, Texas, and permanently exited the prior location's lease that expires on December 31, 2016. Due to our remaining commitment, under the terms of the prior lease agreement, and our abandonment of the facilities, we recorded a $0.2 million loss during the nine months ended September 30, 2016 and a corresponding liability, which represents the amount of future payments that must be made under the terms of the original lease.
Line of Credit
On October 9, 2015, we entered into Amendment Number One to our Credit Agreement with Wells Fargo, as administrative agent, and the lenders that are parties thereto (as amended, the “Credit Agreement”). Under the terms of the Credit Agreement, the lenders made available to us a $25.0 million revolving line of credit (the “Revolving Facility”). Borrowings under the Revolving Facility are subject to the satisfaction of customary conditions. The Revolving Facility matures on October 9, 2020; however, we can make payments on, and cancel in full, the Revolving Facility at any time without premium or penalty.
As of September 30, 2016, there was no outstanding balance and at December 31, 2015 there was a balance of $12,000 under the Credit Agreement.
Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc. (“Terra Mar”), which was established to provide our customers with the option to purchase tenant liability insurance. If our customers choose to use our insurance services, they are issued an insurance policy underwritten by our third-party service provider. The policy has a limit of $100,000 per incident for each insured residence. We have entered into a reinsurance agreement with our third-party service provider and, as a result, we assume a 100% quota share of the tenant liability insurance provided to our customers through our third-party service provider. Included in cost of revenue we accrue for reported claims and an estimate of losses incurred but not reported by our property manager customers, as we bear the risk related to these claims. Our liability for reported claims and incurred but not reported claims as of September 30, 2016 and December 31, 2015 was $0.7 million and $0.5 million, respectively, and is included in other current liabilities on the Condensed Consolidated Balance Sheets.

Included in other current assets as of September 30, 2016 and December 31, 2015 are $1.2 million and $1.0 million, respectively, of deposits held with a third party related to requirements to maintain collateral for our insurance services.

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
Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of any applicable agreements, services to be provided by us, or intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. We have never paid a material claim, nor have we been sued in connection with these indemnification arrangements. As of September 30, 2016 and December 31, 2015, we had not accrued a liability for these indemnification arrangements because we have determined that the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably possible and the amount or range of amounts of any such liability is not reasonably estimable.

7. Stock-Based Compensation
Stock Options
A summary of our stock option activity for the nine months ended September 30, 2016 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years
Options outstanding as of December 31, 2015	1,171	$5.30	8.0
Options granted	750	12.85
Options exercised	(117)	2.22
Options cancelled/forfeited	(40)	8.28
Options outstanding as of September 30, 2016	1,764	$8.65	8.4
During the nine months ended September 30, 2016, we granted PSOs to purchase up to 750,000 shares of our Class A common stock. The PSOs have a weighted average exercise price of $12.85 per share. Vesting of the PSOs is based on achievement of a pre-established free cash flow performance metric for the years ended December 31, 2016, 2017 and 2018 and continued employment throughout the performance period. We recognize expense for the PSOs based on the grant date fair value of the PSOs that we determine are probable of vesting. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSOs that are probable of vesting. The number of PSOs granted, as included in the above table, assumes achievement of the performance metric at the maximum level, which is 150% of the targeted performance metric. For performance at 100% of the targeted metric, approximately 67% of the PSOs would vest. For performance at 80% of the targeted metric, approximately 33% of the PSOs would vest. For performance below 80% of the 2016 and 2018 targeted metric, no PSOs would vest, no compensation expense would be recognized and all previously recognized compensation expense for PSOs would be reversed. For performance below 50% of the 2017 targeted metric, no PSOs would vest, no compensation expense would be recognized and all previously recognized compensation expense for PSOs would be reversed.
Our stock-based compensation expense for stock options, including the PSOs for the three months ended September 30, 2016 and 2015 was $736,000 and $184,000, respectively, and for the nine months ended September 30, 2016 and 2015 was $1.6 million and $453,000 respectively.

The fair value of stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes information relating to our stock options granted during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options granted (in thousands)	—	62	750	339
Weighted average exercise price per share	$—	$16.37	$12.85	$9.13
Weighted average grant-date fair value per share	$—	$7.31	$4.85	$6.87
Weighted average Black-Scholes model assumptions:
Risk-free interest rate	—%	1.71%	1.45%	1.57%
Expected term (in years)	—	6.1	5.9	6.2
Expected volatility	—%	44%	37%	47%
Expected dividend yield	—	—	—	—

As of September 30, 2016, the total estimated remaining stock-based compensation expense for unvested stock options, including the PSOs was $3.6 million, which is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock Units
A summary of activity in connection with our RSU for the nine months ended September 30, 2016 is as follows (number of shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested as of December 31, 2015	17	$15.45
Granted	499	12.80
Vested	(12)	15.22
Forfeited	(24)	12.34
Unvested as of September 30, 2016	480	$12.85

During the nine months ended September 30, 2016, we granted 412,000 RSUs that vest annually over four years and 87,000 PSUs that vest based upon achievement of a pre-established free cash flow performance metric for the years ended December 31, 2016, 2017 and 2018 and continued employment throughout the performance period. We recognize expense for the PSUs based on the grant date fair value of the PSUs that we determine are probable of vesting. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSUs that are probable of vesting. The number of PSUs granted, as included in the above table, assumes achievement of the performance metric at 100% of the targeted performance metric. The actual number of shares to be issued at the end of the performance period will range from 0% to 150% of the initial target awards. For performance at 150% of the targeted metric, 150% of the PSUs would vest. For performance at 80% of the targeted metric, approximately 50% of the PSUs would vest. For performance below 80% of targeted metric for 2016 and 2018, no PSUs would vest and no compensation expense would be recognized and all previously recognized compensation expense for PSUs would be reversed. For performance below 50% of targeted metric for 2017, no PSUs would vest and no compensation expense would be recognized and all previously recognized compensation expense for PSUs would be reversed.
Our stock-based compensation expense for the RSUs and PSUs for the three months ended September 30, 2016 and 2015 was $571,000 and $16,000, respectively, and for the nine months ended September 30, 2016 and 2015 was $1.2 million and $16,000, respectively.
As of September 30, 2016, the total remaining estimated stock-based compensation expense for the RSUs and PSUs was $5.1 million, which is expected to be recognized over a weighted average period of 3.0 years.

Restricted Stock Awards
A summary of activity in connection with our restricted stock awards for the nine months ended September 30, 2016 is as follows (number of shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested as of December 31, 2015	120	$4.68
Granted	22	13.46
Vested	(83)	5.29
Forfeited	—	—
Unvested as of September 30, 2016	59	$7.10
We have the right to repurchase any unvested restricted stock awards. Restricted stock awards vest over a four-year period for employees and a one-year period for non-employee directors. We recognized stock-based compensation expense of $113,000 and $123,000 for the three months ended September 30, 2016 and 2015, respectively, and $342,000 and $266,000 for the nine months ended September 30, 2016 and 2015, respectively.
As of September 30, 2016, the total remaining stock-based compensation expense for unvested restricted stock awards with a repurchasing right was $0.4 million, which is expected to be recognized over a weighted average period of 1.1 years.
8. Income Taxes
Our effective tax rate differs from the U.S. Federal statutory rate of 34% primarily because our losses have been offset by a valuation allowance due to uncertainty as to the realization of those losses.
For the three and nine months ended September 30, 2016, we recorded income tax expense of $11,000 and $48,000, respectively, on pre-tax losses of $1.1 million and $6.9 million, respectively, for an effective tax rate of (1.0%) and (0.7%), respectively. The income tax expense is based on our payments of state minimum taxes and the amortization of tax deductible goodwill that is not an available source of income to realize the deferred tax asset.
For the three and nine months ended September 30, 2015, we recorded income tax expense of $23,000 and $34,000, respectively, on pre-tax losses of $4.7 million and $11.7 million, respectively for an effective tax rate of (0.5)% and (0.3%), respectively. The income tax expense for the first three months of 2015 was based on income tax expense recorded when the statutory rate was applied to actual year-to-date earnings of our subsidiary, Terra Mar, which only became part of our U.S. consolidated group for tax purposes at June 30, 2015. For the nine months ended September 30, 2015, the Terra Mar earnings were offset by losses of our U.S. consolidated group for tax purposes. The remaining income tax expense is based on state minimum taxes and the amortization of tax deductible goodwill that is not an available source of income to realize the deferred tax asset.
9. Revenue and Other Information
Our chief operating decision maker reviews separate revenue information for our core solutions, Value+ and other service offerings as a measure of growth in the number of our customers and growth in the adoption and utilization of our core solutions and Value+ services by new and existing customers. The following table presents our revenue categories for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Core solutions	$11,302	$8,330	$31,637	$23,161
Value+ services	15,684	10,783	42,338	27,895
Other	1,176	1,192	3,601	3,522
Total revenues	$28,162	$20,305	$77,576	$54,578

Core solutions above include our subscription fees which are designed to scale to the size of our customers’ businesses. We recognize subscription revenue ratably over the terms of the subscription agreements, which range from one month to multiple years. Revenue from subscription services is impacted by the change in the number and type of our customers, the size and needs of our customers’ businesses and our customer renewal rates.

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

Other services revenue included above are for one-time services related to on-boarding our core solutions, website design services and online vacancy advertising services offered to legacy RentLinx customers.
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
We launched our first product, APM, a property management solution, in 2008. Recognizing that our customers would benefit from additional mission-critical services that they can purchase as needed, we launched our first Value+ service in 2009 by offering website design and hosting services to our property manager customers. Our websites give our customers a professional online presence and serve as the hub for our system of engagement. In 2010, we commenced the roll out of our electronic payments platform with the introduction of ACH payment processing and, in 2011, we launched resident screening as additional Value+ services. In 2012, we introduced our tenant liability insurance program as a further Value+ service. Also in 2012, after completing our market validation process, we decided to enter the legal market. We expedited our time-to-market by acquiring MyCase, a legal practice and case management solution, and we leveraged our AppFolio Business System, including our experience gained in the property management vertical, to advance our software solution in the legal vertical. In 2013, we extended our website design and hosting services to our law firm customers and expanded our electronic payments platform by allowing residents to pay rent by Electronic Cash Payment and credit or debit card. In 2014, we launched an additional Value+ service for our property manager customers with our contact center to resolve or route incoming maintenance requests. In 2016, we launched Premium Leads, an additional Value+ service for our property manager customers and expanded our electronic payments platform in the legal vertical by allowing clients of our legal customers to pay their legal bills by credit or debit card. Through our disciplined market validation approach and ongoing investment in product development, we continuously update our software solutions through new and innovative core functionality and Value+ services, as well as assess opportunities in adjacent markets and new verticals.
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
Customer count is summarized in the table below:

	September 30,
	2016	2015	% Change
Property manager	9,612	7,561	27%
Law firm	7,799	5,566	40%
We have invested in growth in a disciplined manner across our organization. As a result, our costs and operating expenses have increased significantly in absolute dollars primarily due to our significant growth in employees and personnel-related costs. For example, we increased our employee headcount from 556 employees as of September 30, 2015 to 610 employees as of September 30, 2016, representing a period-over-period increase of 10%. We intend to continue to invest across our organization. These investments to grow our business will continue to increase our costs and operating expenses on an absolute basis. Many of these investments will occur in advance of our realization of revenue or any other benefit and will make it difficult to determine if we are allocating our resources efficiently. We expect cost of revenue, research and product development expense, sales and marketing expense, and general and administrative expense to decrease as a percentage of revenue over the long term as revenue increases and we gain additional operating leverage in our business. As a result of this increased operating leverage, we expect our operating margins will improve over the long term.
To date, we have experienced rapid revenue growth due to our investments in research and product development, sales and marketing, customer service and support, and infrastructure. During the nine months ended September 30, 2016, we have derived more than 90% of our revenue from our property management solution, as it has been available for a longer period of time, is more established within its vertical with a larger customer base, and currently offers a greater number of Value+ services.
We have managed, and plan to continue to manage, our business towards the achievement of long-term growth that we believe will positively impact long-term stockholder value, and not towards the realization of short-term financial or business metrics, or short-term stockholder value.
Key Components of Results of Operations
Revenue
We charge our customers on a subscription basis for our core solutions and many of our Value+ services. Our subscription fees are designed to scale to the size of our customers’ businesses. We recognize subscription revenue ratably over the terms of the subscription agreements, which range from one month to multiple years. We generally invoice our customers for subscription services in monthly, quarterly or annual installments, typically in advance of the subscription period. As a result, we do not have significant deferred revenue because our invoicing is generally for periods less than one year. Revenue from subscription services is impacted by the change in the number and type of our customers, the size and needs of our customers’ businesses, our customer renewal rates, and the level of adoption and utilization of our Value+ subscription services by new and existing customers.

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

We also offer our customers assistance with on-boarding our core solutions, as well as website design services. These services are generally purchased as part of a subscription agreement, and are typically performed within the first several months of the arrangement. We generally invoice our customers for other services in advance of the services being completed. We recognize revenue for these other services upon completion of the related service. We also generate revenue from former RentLinx customers by providing services that allow these customers to advertise rental houses and apartments online. Revenue derived from customers using the RentLinx services outside of our property manager platform that are currently not subscribing to our core solution is being recorded under other services.
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
General and Administrative. General and administrative expense consists of personnel-related costs (including salaries, incentive-based compensation, benefits, and stock-based compensation) for employees in our executive, finance, information technology, or IT, human resources and administrative organizations. In addition, general and administrative expense includes fees for third-party professional services (including consulting, legal and audit services), other corporate expenses, and allocated shared costs. We intend to incur incremental costs associated with supporting the continued growth of our business, and meeting our ongoing public company reporting and compliance obligations. Such costs may include increases in our finance, IT, human resources and administrative personnel, additional consulting, legal and audit fees, insurance costs, board of directors’ compensation, the cost of maintaining compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and other costs associated with being a public company.
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

Results of Operations
The following table sets forth our results of operations for the periods presented in dollars (in thousands) and as a percentage of revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%
Consolidated Statements of Operations Data:
Revenue	$28,162	100%	$20,305	100%	$77,576	100%	$54,578	100%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization) (1)	11,645	41	9,264	46	33,387	43	24,438	45
Sales and marketing (1)	6,979	25	7,028	35	22,097	28	18,976	35
Research and product development (1)	3,464	12	2,797	14	9,531	12	6,960	13
General and administrative (1)	4,642	16	3,888	19	12,580	16	10,987	20
Depreciation and amortization	2,636	9	1,638	8	7,112	9	4,252	8
Total costs and operating expenses	29,366	104	24,615	121	84,707	109	65,613	120
Loss from operations	(1,204)	(4)	(4,310)	(21)	(7,131)	(9)	(11,035)	(20)
Other expense, net	(12)	—	(1)	—	(34)	—	(8)	—
Interest income (expense), net	102	—	(426)	(2)	221	—	(701)	(1)
Loss before income taxes	(1,114)	(4)	(4,737)	(23)	(6,944)	(9)	(11,744)	(22)
Provision for income taxes	11	—	23	—	48	—	34	—
Net loss	$(1,125)	(4)%	$(4,760)	(23)%	$(6,992)	(9)%	$(11,778)	(22)%

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$138	$35	$321	$86
Sales and marketing	124	33	296	84
Research and product development	109	10	264	22
General and administrative	918	200	1,963	431
Total stock-based compensation expense	$1,289	$278	$2,844	$623

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
Revenue	$28,162	$20,305	$7,857	39%	$77,576	$54,578	$22,998	42%
Revenue increased $7.9 million, or 39%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, reflecting mainly increased revenue from our property manager customers. The overall increase was primarily a result of an increase in revenue from Value+ services of $4.9 million, or 45%, mainly driven by increased usage of our electronic payments platform and screening services by a larger customer base. The increase was also the result of an increase in revenue from our core solutions of $3.0 million, or 36%, driven by growth in the number of our customers and strong customer renewal rates.
Revenue increased $23.0 million, or 42%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, reflecting mainly increased revenue from our property manager customers. The overall increase was primarily a result of an increase in revenue from Value+ services of $14.4 million, or 52%, mainly driven by increased usage of our electronic payments platform and screening services by a larger customer base. Our Value+ services also had increased revenues from our contact center services, and tenant liability insurance programs associated with an increase in the number of units managed by our property manager customers. The increase was also the result of an increase in revenue from our core solutions of $8.5 million, or 37%, driven by growth in the number of our customers with a larger number of units combined with strong customer renewal rates.
Cost of Revenue (Exclusive of Depreciation and Amortization)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$11,645	$9,264	$2,381	26%	$33,387	$24,438	$8,949	37%
Percentage of revenue	41%	46%			43%	45%
Cost of revenue (exclusive of depreciation and amortization) increased $2.4 million, or 26%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase was primarily a result of an increase in third-party costs of $1.3 million incurred to support the delivery of our software solutions and an increase in personnel-related costs of $0.8 million. The increase in third-party costs relates to increased expenditures associated with increased adoption and utilization of certain Value+ services by our new and existing customers as evidenced by the 45% increase in revenue from Value+ services for the three-month period described above. The increase in personnel-related costs was primarily due to an increase in headcount within our customer service and support organization to support the increased usage of Value+ services.
Cost of revenue (exclusive of depreciation and amortization) increased $8.9 million, or 37%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase was primarily a result of an increase in third-party costs of $4.2 million incurred to support the delivery of our software solutions, an increase in personnel-related costs of $3.3 million, and an increase in allocated and other costs of $1.5 million. The increase in third-party costs mostly relates to increased expenditures associated with increased adoption and utilization of certain Value+ services by our new and existing customers as evidenced by the 52% increase in revenue from Value+ services for the nine-month period described above. The increase in personnel-related costs and allocated and other costs for the nine months ended September 30, 2016 occurred for the same reasons described in the quarterly discussion, above. The increase in allocated and other operating costs relates to an increase in overhead costs, such as facility and IT costs, as we continued to expand our operations to support our growth.

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
Sales and marketing	$6,979	$7,028	$(49)	(1)%	$22,097	$18,976	$3,121	16%
Percentage of revenue	25%	35%			28%	35%
Sales and marketing expense remained relatively flat at $7.0 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.
Sales and marketing expense increased $3.1 million, or 16%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase was primarily the result of an increase in personnel-related costs of $2.5 million and an increase in marketing program costs of $0.3 million associated with online advertising, and an increase in allocated and other costs of $0.3 million. The increase in personnel-related costs was mostly attributable to an increase in headcount within our sales and marketing organization to support our revenue growth and an increase in commissions and other incentive-based compensation as a result of our increase in revenue. The increase in marketing program costs was primarily due to the expansion of our marketing programs in an effort to acquire new customers and expand adoption and utilization of our Value+ services by new and existing customers. The increase in other operating costs relates to an increase in overhead costs, such as facility and IT costs, as we continued to expand our operations to support our growth.
Research and Product Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
Research and product development	$3,464	$2,797	$667	24%	$9,531	$6,960	$2,571	37%
Percentage of revenue	12%	14%			12%	13%
Research and product development expense increased $0.7 million, or 24%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase was primarily the result of an increase in personnel-related costs, net of capitalized software development costs, of $0.5 million, and an increase in allocated and other operating costs of $0.2 million. The increase in personnel-related and allocated costs was mostly attributable to an increase in headcount within our research and product development organization.
Research and product development expense increased $2.6 million, or 37%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase was primarily the result of an increase in personnel-related costs, net of capitalized software development costs, of $1.5 million, and an increase in allocated and other operating costs of $1.1 million. The increase in personnel-related, allocated and other operating costs were mostly attributed to an increase in headcount within our research and product development organization.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
General and administrative	$4,642	$3,888	$754	19%	$12,580	$10,987	$1,593	14%
Percentage of revenue	16%	19%			16%	20%
General and administrative expense increased $0.8 million, or 19%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase was primarily the result of an increase in personnel-related costs of $0.9 million offset by a decline in other operating expenses. The increase in personnel-related costs was primarily due to an increase in incentive-based compensation and an increase in headcount within our administrative organization.

General and administrative expense increased $1.6 million, or 14%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase was primarily the result of an increase in personnel-related costs of $2.4 million offset by a decline in allocated and other operating expenses of $0.8 million. The increase in personnel-related costs was primarily due to an increase in headcount within our finance, IT and administrative organizations. The decline in allocated and other operating expenses was mostly attributable to a decline in professional and consulting fees incurred for the initial public offering in the second quarter of 2015.
Depreciation and Amortization

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
Depreciation and amortization	$2,636	$1,638	$998	61%	$7,112	$4,252	$2,860	67%
Percentage of revenue	9%	8%			9%	8%
Depreciation and amortization expense increased $1.0 million, or 61%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase was primarily due to increased amortization expense of $0.7 million associated with an increase in our investment in capitalized software development and increased depreciation expense of $0.3 million related to capital purchases.
Depreciation and amortization expense increased $2.9 million, or 67%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase was mostly attributed to increased amortization expense of $2.1 million associated with an increase in our investment in capitalized software development and increased depreciation expense of $0.7 million related to capital purchases.
Interest Income (Expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
Interest income (expense), net	$102	$(426)	$528	(124)%	$221	$(701)	$922	(132)%
Percentage of revenue	—%	(2)%			—%	(1)%
Interest income (expense), net increased $0.5 million and $0.9 million for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, respectively. The increase in interest income (expense), net is mostly attributable to the repayment of our $10.0 million term loan in the third quarter of 2015, offset by interest income from our investment securities which were purchased in the third quarter of 2015.

Liquidity and Capital Resources
Cash and Cash Equivalents
As of September 30, 2016, our principal sources of liquidity were cash and cash equivalents and investment securities, which had an aggregate balance of $49.6 million.
Working Capital
As of September 30, 2016, we had working capital of $6.5 million, compared to working capital of $10.6 million as of December 31, 2015. The decrease in our working capital of $4.1 million was mostly attributable to a decline in cash and cash equivalents of $4.5 million and an increase in deferred revenue of $1.7 million offset by a decrease in accounts payable of $1.8 million.

Revolving Facility
As of September 30, 2016, we had a $25.0 million revolving line of credit, which we refer to as the Revolving Facility, under the terms of the Credit Agreement with Wells Fargo, as administrative agent, and the lenders and parties thereto. As of September 30, 2016, we had no outstanding balance. As of December 31, 2015, we had an outstanding balance of $12,000.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2016	2015

Net cash provided by (used in) operating activities	$4,723	$(3,774)
Net cash used in investing activities	(9,322)	(63,138)
Net cash provided by financing activities	139	73,258
Net (decrease) increase in cash and cash equivalents	$(4,460)	$6,346
Cash Used in Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our core solutions and Value+ services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
For the nine months ended September 30, 2016, cash provided by operating activities was $4.7 million resulting from our net loss of $7.0 million, adjusted by non-cash charges of $10.4 million and a net increase in our operating assets and liabilities of $1.3 million. The net increase in our non-cash charges was primarily the result of $7.1 million of depreciation and amortization of our property and equipment and capitalized software and $2.8 million of stock based compensation. The increase in our operating assets and liabilities was mostly attributed to an increase of deferred revenue of $1.7 million related to our core solutions and an increase in accrued expenses of $1.4 million and other liabilities of $1.2 million offset by a decline in accounts payable of $1.1 million.
For the nine months ended September 30, 2015, cash used in operating activities was $3.8 million resulting from our net loss of $11.8 million, adjusted by non-cash charges of $4.9 million and a net increase in our operating assets and liabilities of $3.1 million. The net increase in our non-cash charges was primarily the result of an increase of $4.3 million of depreciation and amortization of our property and equipment and capitalized software and the increase of our operating assets and liabilities are mostly attributable to $3.1 million in accrued employee expenses related to an overall increase in personnel-related costs.

Cash Used in Investing Activities
Cash used in and provided by investing activities is generally comprised of purchases, maturities and sales of investment securities, additions to capitalized software development, cash paid for business acquisitions and purchases and dispositions of capital expenditures.
For the nine months ended September 30, 2016, investing activities used $9.3 million in cash primarily as a result of $27.1 million of sales and maturities (which includes calls) of investment securities offset by $24.3 million of investment securities purchased. In addition, we had an increase in capitalized software development costs of $8.6 million and an increase in capital expenditures of $3.6 million to purchase property and equipment to support the growth and expansion.
For the nine months ended September 30, 2015, investing activities used $63.1 million in cash primarily as a result of $60.4 million of investment securities purchased offset by $9.0 million of sales and maturities (which includes calls) of investment securities. In addition, we had capitalized software development costs of $5.4 million, used $4.0 million for the acquisition of RentLinx and had an increase in capital expenditures of $2.2 million to purchase property and equipment.
Cash Provided by Financing Activities
Cash used in and provided by financing activities is generally comprised of proceeds from our IPO, proceeds from the exercise of stock options and restricted stock awards, proceeds from the issuance of debt or draws from our revolving credit facility and principal repayments of debt or on our revolving credit facility.
For the nine months ended September 30, 2016, financing activities provided $0.1 million in cash primarily as a result of proceeds from stock option exercises.
For the nine months ended September 30, 2015, financing activities provided $73.3 million in cash primarily as a result of net proceeds from the IPO in the amount of $75.4 million, offset by a $2.4 million earnout payment relating to our acquisition of MyCase.

Contractual Obligations and Other Commitments

We did not enter into any new material contractual obligations or other commitments during the nine months ended September 30, 2016. There have been no material changes to our contractual obligations and other commitments as disclosed in our Annual Report.

Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or for other purposes.

Critical Accounting Policies
Our Condensed Consolidated Financial Statements and the related notes are prepared in accordance with GAAP. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and operating expenses, provision for income taxes and related disclosures.

There were no new critical accounting policies adopted during the nine months ended September 30, 2016. Please refer to our Critical Accounting Policies as disclosed in the notes to our Consolidated Financial Statements as disclosed in our Annual Report.

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies within our Condensed Consolidated Financial Statements.

Item 3. Qualitative and Quantitative Disclosure about Market Risk
Interest Rate Risk
At September 30, 2016, we had cash and cash equivalents of $7.6 million consisting of bank deposits and money market funds and $41.9 million of investment securities which are comprised of fixed rate debt securities and certificates of deposit. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
As of September 30, 2016, a hypothetical 100 basis point decrease in interest rates would have resulted in an increase in the fair value of our investment securities of approximately $0.5 million and a hypothetical 100 basis point decrease in interest rates would have resulted in a decrease in the fair value of our investment securities of approximately $0.5 million. This estimate is based on a sensitivity model which measures an instant change in interest rates by 1% or 100 basis points at September 30, 2016.
The borrowings under our Revolving Facility are at variable interest rates. However, there was no outstanding balance under our Revolving Facility as of September 30, 2016. Accordingly, a change in interest rates would not have impacted our debt service obligations.
Inflation Risk
We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in inflation rates.

As of September 30, 2016, there were no other material changes in the market risks described in the section of the Annual Report entitled “Quantitative and Qualitative Disclosure of Market Risk.”

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings and claims arising in the ordinary course of our business. Although the results of legal proceedings and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not, individually or in the aggregate, have a material adverse effect on our business, operating results, financial condition or cash flows. However, regardless of the outcome, legal proceedings and claims, including litigation can have an adverse impact on us because of legal costs, diversion of management time and resources, and other factors.

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

AppFolio, Inc.

Date:	November 7, 2016	By:	/s/ Ida Kane
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