Form 10-K
period 2016-12-31
APPFOLIO INC
filed 2017-02-27
CIK 1433195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

 FORM 10-K
_________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Class A common stock on June 30, 2016 (the last business day of the registrant’s mostly recently completed second fiscal quarter), as reported on the NASDAQ Global Market on such date, was approximately $181.8 million. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer, director and holder of 10% or more of the registrant’s outstanding Class A common stock and Class B common stock have been excluded from this calculation as such persons may be deemed to be affiliates. This calculation does not reflect a determination that these persons are affiliates of the registrant for any other purpose.

As of February 16, 2017, the number of shares of the registrant’s Class A common stock outstanding was 11,720,831 and the number of shares of the registrant’s Class B common stock outstanding was 22,015,455.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “Annual Report”), are incorporated by reference in Part III, Items 10-14 of this Annual Report. Except for the portions of the Proxy Statement specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.
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

APPFOLIO, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2016, or Annual Report, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements are subject to considerable risks and uncertainties. Forward-looking statements include all statements that are not statements of historical facts contained in this Annual Report and can be identified by words such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “could,” “will,” “would” or similar expressions and the negatives of those expressions. In particular, forward looking statements contained in this Annual Report relate to, among other things, our future or assumed financial condition, results of operations, business forecasts and plans, capital needs and financing plans, research and product development plans, services provided, growth in the size of our business and number of customers, strategic plans and objectives, acquisitions and investments, and the application of accounting guidance. We caution you that the foregoing list may not include all of the forward-looking statements made in this Annual Report.

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
Overview
We were formed in 2006 with a vision to revolutionize the way that small and medium-sized businesses, or SMBs, grow and compete by enabling their digital transformation. Today we provide industry-specific, cloud-based software solutions for SMBs, in the property management industry, and solo practitioners and small law firms in the legal industries. We refer to solo practitioners and small law firms as SMBs for purpose of our legal vertical in this Annual Report. We initially chose to enter the market for property management because it met our criteria for selecting industries that cloud-based solutions are ideally suited to address, including the prevalence of unique workflows, compliance requirements and relationships among multiple industry participants. We launched our first product, AppFolio Property Manager, or APM, a property management solution, in 2008. In 2012, after completing our market validation process, we decided to enter the legal market. We expedited our time-to-market by acquiring MyCase, a legal practice and case management solution, and we leveraged our AppFolio Business System, including our experience gained in the property management vertical, to advance our software solution in the legal vertical.
SMBs face a common set of issues that divert limited time and resources away from serving their clients and growing their businesses. Their day-to-day operations are often managed through inefficient manual processes and disparate software systems. This lack of automation and integrated technology places a significant administrative burden on these businesses, particularly in industries that involve unique workflows, relationships among multiple industry participants, significant data inputs and management, and compliance or regulatory requirements. While larger enterprises and consumers have been experiencing a transformational shift into the digital age, the legacy systems and manual business processes currently used by many SMBs are lagging behind in terms of technological sophistication and ease of use. In particular, many small and medium-sized property managers are still running their businesses using spreadsheets, older technology and a variety of point solutions that are not web-optimized. Similarly, solo practitioners and small law firms continue to be plagued by manual processes and outdated software that divert time away from practicing law and working with clients.
Our mission is to revolutionize the way that SMBs grow and compete by enabling their digital transformation. We accomplish our mission by delivering a software platform that is designed to be the system of record to automate essential business processes and the system of engagement to enhance business interactions between our customers and their clients and vendors. Our mobile-optimized software solutions have a user-friendly interface designed for use across multiple devices, enabling our customers to work at any time and from anywhere. Our property management software provides small and medium-sized property managers with an end-to-end solution to their business needs, enabling them to manage their portfolio of properties quickly and easily in a single, unified environment. Our legal software provides solo practitioners and small law firms with a streamlined practice and case management solution, allowing them to manage their practices and case load within a single system. We also offer optional, but often mission-critical, Value+ services, such as our professionally designed websites and electronic payment services, which are seamlessly built into our core solutions.
We refer to our approach to addressing similar, fundamental business needs of SMBs across our targeted verticals as our AppFolio Business System. At the center of our AppFolio Business System is a systemized set of best practices and common technology platform that can be applied to existing and future vertical markets. We apply a disciplined approach of using market validation to select and develop new core functionality and Value+ services for our existing markets and to identify the most suitable adjacent markets and new verticals to pursue. We continuously expand the core functionality and add new Value+ services to our existing software solutions based on industry trends, research and feedback from our customers. We use online marketing, participation at customer and industry events, and in-app messaging to educate new and existing customers on how our software solutions can benefit their businesses. Based on the foundation created by our marketing activities, our sales team builds relationships with potential customers, assesses their business challenges and demonstrates the benefits of our software solution. We then partner with our customers to navigate their digital transformation by streamlining the on-boarding process and providing ongoing advice on best practices. Our customer-centric culture serves to deepen our relationships with our customers and helps to maximize the value of our software solutions for their businesses.
Our core solutions address common business functions and interactions of SMBs in our targeted verticals by providing key functionality, including accounting, document management, real-time interactive search, data analytics and communication options. We currently offer APM for property managers and MyCase for solo practitioners and small law firms. APM is a software solution designed to address the operational requirements of small and medium-sized property managers, including activities such as posting and tracking tenant vacancies, handling the entire leasing process electronically, administering maintenance and repairs with their vendor networks, managing accounting and reporting to property owners, and communicating with tenants and owners. MyCase is a flexible practice and case management solution that provides time tracking, billing, calendaring, client communication, coordination with other lawyers and support staff, and legal document management and assembly for solo practitioners and small law firms. As MyCase is in an earlier stage of development than APM, we are continuing to expand its core functionality.
In addition to our core solutions, we offer a range of optional, but often mission-critical, Value+ services. Our Value+ services are available on an as-needed basis and enable our customers to adapt our platform to their specific operational requirements. Today, we offer certain Value+ services to both our property manager and law firm customers, namely, professionally designed websites and electronic payment services. In addition, we offer the following Value+ services to our property manager customers: resident screening services; tenant liability insurance; maintenance contact center services; lead generation services; and debt collection services. Over time, we anticipate offering additional Value+ services across our targeted verticals as appropriate for each particular market. We apply our disciplined market validation approach and customer-focused philosophy to select and develop additional Value+ services as well as new core functionality, and to identify the most suitable adjacent markets and new verticals to target.
For the years ended December 31, 2016, 2015 and 2014, our revenue was $105.6 million, $75.0 million and $47.7 million, respectively, representing year-over-year growth of 41% when comparing 2016 to 2015, and year-over-year growth of 57% when comparing 2015 to 2014. Our revenue has limited seasonality as discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations within Quarterly Revenue and Cost Trends. As a result of a substantial increase in headcount, as well as other investments to expand our research and product development, customer service, and sales and marketing organizations, and to maintain and expand our technology infrastructure and operational support, we incurred net losses of $8.3 million, $15.7 million and $8.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. We have invested, and intend to continue to invest, heavily in our business to capitalize on our market opportunity.
Our AppFolio Business System
We refer to our approach to addressing the specific needs of SMBs in each of our targeted verticals as our AppFolio Business System. Our AppFolio Business System has been developed to find, evaluate and serve verticals in which we can deliver a transformative, easy-to-use and cost-effective software solution that can handle the key operational requirements of SMBs. Key elements of our AppFolio Business System include:
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

AppFolio Technology Platform. At the center of our AppFolio Business System is our modern, cloud-based technology platform, which encompasses a wide variety of reusable core functionality and Value+ services that can be leveraged to provide frequent updates and enhancements across our software solutions in our targeted verticals. The functionality of our platform has been developed with a view to improving business efficiency and productivity for SMBs.

Innovative Marketing Approach. We believe a key element of our AppFolio Business System is our efficient and targeted go-to-market strategy across our verticals. We employ sophisticated online marketing techniques, including content marketing, search engine optimization, or SEO, and search engine marketing, or SEM, industry thought leadership and education, and participation at customer and industry events, which are used by our sales development team to further nurture potential sales leads. Customer ‘word of mouth’ marketing, reviews and testimonials are also leveraged throughout the marketing and sales process. We then use thoughtful in-app messaging to remind existing customers of our Value+ services at natural points in their workflow, making it easy for our customers to become informed about and increase their adoption and usage of new Value+ services.
Efficient Sales Process. Based on the foundation created by our marketing programs and sales development team, we are able to quickly build relationships with potential customers, assess their business challenges and demonstrate the benefits of our software solutions. Following on-boarding of our core solution, our sales team identifies specific Value+ services that enable our customers to further streamline and grow their businesses. Our transparent pricing model is designed to simplify the sales process by pricing subscriptions in a uniform manner based on the size of our customers’ businesses.

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

Customer Feedback Loop. We are committed to listening to, understanding and anticipating our customers’ business challenges as the foundation for our product management team to determine and set development priorities. We regularly track customer sentiment and gather feedback at key milestones throughout the customer lifecycle. Our agile, team-based engineering approach and continual integration of customer feedback allows us to release frequent updates to our software solutions quickly and seamlessly.

These components of our AppFolio Business System strengthen our brands and customer loyalty, often resulting in customer promotion and feedback that we then leverage in developing, marketing and selling our software solutions across our targeted verticals.
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

Modern and Secure Cloud-Based Solutions. We have designed and developed our software solutions on a modern cloud-based platform, allowing for rapid and cost-effective deployment of our enterprise-class software solutions and frequent updates to help ensure our software solutions incorporate the latest technological advances and adapt to industry trends.
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
User-Friendly Interface. We invest significant time and resources to understand and watch customers interact with our software as they accomplish daily tasks. This allows us to design and build functionality that results in an intuitive and user-friendly customer experience. We have found that our users are often able to benefit immediately from our software solutions with little to no training.

Ever-Evolving Functionality. We direct our investment in research and product development based on our market validation findings and customer feedback loop, which inform the development of new core functionality and Value+ services that are directly relevant to our customers’ businesses and industry trends.

Vertical Data Analytics. As a vertical cloud-based solution provider, we are uniquely positioned to capture data across our customer base, forming a new source of industry-specific business data. Our customers benefit from having access to a wide variety of customizable business performance management reports that aggregate industry benchmarking data and provide optimization opportunities.

Benefits of Our Solutions

Benefits to Our SMB Customers. Our cloud-based business management software solutions enable our customers to eliminate manual processes and collapse a myriad of point solutions into a single system of record and system of engagement. Our software solutions facilitate the automation of recurring transactions, enable seamless communication with multiple stakeholders and provide various reports and analytics that combine to produce tangible time savings, reduced expenses and increased revenue for our customers.

Benefits to Clients of SMBs. Our software solutions help ensure clients of SMBs experience high quality professional service, improved responsiveness and easy access to useful information. Clients of SMBs are able to interact with the owners and managers of SMBs through our intuitive, consumer-friendly interfaces and to complete a variety of tasks online.
Benefits to Vendors of SMBs. Our software solutions enable vendors of SMBs to streamline transactions with the owners and managers of SMBs by automating processes and facilitating communications.
Our Growth Strategy
Our growth strategy is to provide increasingly valuable cloud-based business management software solutions to SMBs within each specific vertical we choose to target. We have managed, and plan to continue to manage, our business towards the achievement of long-term growth that we believe will positively impact long-term stockholder value, and not towards the realization of short-term financial or business metrics, or short-term stockholder value. Key components of growth strategy include:
Maintain Product and Technology Leadership. We have made, and will continue to make, significant investments in research and product development to expand our core functionality and add new Value+ services in existing and/or new vertical markets. We intend to continue using our disciplined market validation techniques and close relationships with our customers as a key source of feedback to inform and direct our product roadmap. We may also choose to acquire technologies to accelerate our time-to-market for certain functionality or entry into adjacent markets or new verticals.
Keep Our Existing Customers Happy. Customer success is essential to our long-term success. We place significant emphasis on customer service to differentiate our software solutions from competing products and this will continue to be a critical component of our business strategy in the future. We do not separately charge our customers for ongoing training and support, which we believe is a key factor in retaining our existing customers and deepening their understanding of our core functionality and Value+ services. We believe that maintaining our focus on customer satisfaction will drive greater adoption and utilization of our software solutions over time.
Expand Adoption and Use By Existing Customers. We intend to expand our core functionality and add new Value+ services to meet the evolving needs and requirements of our customers in each vertical market in which we participate. We believe that our customers will have the opportunity to invest newly available resources to grow their businesses as they save time and money using our software solutions. As our customers grow, we expect they will use our technology to manage their larger businesses on our platform and increasingly adopt and use additional Value+ services.
Target New Customers. We plan to grow our customer base with our sales and marketing programs, including evolving industry thought leadership and education, and the referral power of satisfied customers promoting our software solutions within our targeted verticals. We believe that the market for cloud-based business management software is large and generally underserved both within the industries in which we currently operate and the broader SMB market. We believe that our prominent online presence and efficient sales and marketing infrastructure will continue to attract new customers in our targeted verticals.
Enter New Adjacent Markets. We currently participate in a number of markets within the property management vertical and are constantly evaluating adjacent markets in both of our current verticals based on our deliberate market validation strategy and customer feedback. We firmly believe that, while we are continuously developing our software solution within one market, we can apply certain relevant product enhancements and learnings from that market as we extend our platform into each successive adjacent market.
Expand into New Verticals. We consistently review potential opportunities to expand into additional vertical markets. In that regard, we enforce a disciplined approach to growth by using market validation techniques to assess the scope and nature of business challenges in any potential new vertical, as well as the likelihood that SMBs may purchase a cloud-based solution to solve their problems in that vertical, and their potential spend on such solutions. Any new vertical also must fit within our overall business strategy, including our management team's assessment of available alternatives, such as the number and size of potential adjacent market opportunities, and the relative risk and return of these opportunities.
AppFolio Technology Platform
We have developed a common technology platform that enables us to create business management software solutions for SMBs within our targeted verticals. Our suite of applications integrated within our core solution spans many of our customers’ most critical business needs by providing them with a system of record and a system of engagement. In conjunction with our core solution, we offer a number of Value+ services, which currently consist of website services, electronic payment services, background and credit checks, insurance services, contact center services, lead generation services and debt collection services. We have built our platform using a modern cloud-based architecture, and our software solutions are designed to run on any device and are compatible with any operating system. As a result, our customers' data is available at any time and from any location.
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

Seamless End-to-End Lease Processing. APM provides a mobile-friendly online leasing solution that allows prospective residents to complete online rental applications from the vacancy listings and upload photographs of their drivers licenses and other important documents. If approved, the property manager can generate a lease agreement pre-populated with the applicant’s data that can be electronically signed by the new resident in real time. Our online lease template can be customized to create multiple lease agreements for different property types and requirements, including forms required by applicable law. In addition, our lease renewal workflow automatically incorporates designated increases in rent into the relevant documentation.

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

Transparent Property Maintenance. APM’s built-in property maintenance software facilitates electronic work orders to vendors for both one-time and recurring tasks, which are organized in real time to provide a snapshot of all past and in-progress work orders. Residents can access tenant portals to submit online maintenance requests, which automatically create work orders upon acceptance by the property manager. This allows property managers to expedite response times, track and edit the status of repairs, and ensure that property issues are addressed in a timely manner.

Convenient Payments to Owners and Vendors. As an alternative to cash or checks, APM enables property managers to make payments to owners and vendors faster and more securely by depositing funds directly into their bank accounts. Like our other payment solutions, this functionality is built into APM so that payments are automatically entered into our accounting software.

Property Inspection on Any Device. Built-in property inspection functionality allows property managers to perform and manage on-site property inspections remotely on their preferred mobile device. Property managers can make notes directly in the application (or use their phone’s speech-to-text functionality) and upload related photographs as they walk through the property. APM then generates an inspection report in a fraction of the time it would take to type up handwritten notes and allows property managers to create work orders from flagged inspection items.
Optimized Rent Comparison. RentMatch, our rent comparison tool, quickly analyzes the rental price and characteristics of any appropriate unit and uses data analytics to compare them to actual rental prices of units of similar size and bedroom count in the same geographical area, presenting the results in a user-friendly report.

Variable Functionality for Different Property Types. APM allows property managers to manage single- and multi-family residences, student housing, commercial property, home owners' associations, or mixed real estate portfolios, as well as optional rentable items such as parking spaces or storage. We are continually adding new core functionality, including rent-by-the-bed for student housing and the ability to allocate common area maintenance charges.

Value+ Services
Our Value+ services enable property managers to activate certain optional, but often mission-critical, functionality that is seamlessly built into APM and designed to improve the user experience in a number of significant ways.

Professionally Designed Websites. We collaborate with our customers to deliver and maintain websites that showcase modern and mobile-optimized designs, with unique sites customized for individual properties, including image galleries and floor plans. Our websites are fully integrated with APM’s functionality, including but not limited to vacancy postings, payment options, owner portals and maintenance requests. Property managers can track and analyze site traffic and lead generation and identify prospects by evaluating the guest cards on vacancy postings that are filled in by prospective residents.

Electronic Payment Services. Our payments platform provides prospective and current residents with a number of convenient and secure payment options. Prospective residents can pay rental application fees through our secure online rental applications. APM supports ACH payment processing (e-Check) and credit or debit card payments of security deposits and rent through our secure online tenant portals. As an even more secure alternative to cash and money orders, residents can make regular or last-minute Electronic Cash Payments at any 7-Eleven or ACE Cash Express location.

Instant Background and Credit Checks. APM offers instant background screening and credit checks for use during the rental application process. Instead of manually entering or faxing information to third-party service providers, APM allows property managers to simply press a “Screen Now” button upon receipt of a new online rental application and receive an easy-to-read report summarizing the results of a credit check and nationwide eviction and criminal records search. Customers also gain access to, and have the option to contribute to, Experian Rent Bureau rental payment history data, updated every 24 hours, to identify the highest quality residents and reduce the risk of bad debts.
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

Premium Leads. APM customers have the option to upgrade a vacancy listing to premium status, syndicating it instantly to dozens of pay-to-list websites, including featured placement on most sites. There is no need to maintain separate contracts or sign up for individual listing sites, and the property manager only pays for verified leads signifying  unique, real people who are interested in the subject property.
Debt Collection Services. APM offers its property manager customers the ability to utilize a nationwide contingency-based debt collection service provided by a nationally licensed third party partner.  Because the relevant data is stored in APM, property managers can easily and electronically submit past due tenant debt from their APM database directly to the collections service for processing.
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

Secure Client Portals. MyCase’s integrated client portals provide clients with on-demand access to a variety of information, including invoices and sensitive and privileged communications, with the knowledge that such correspondence is private and secure and better protected than messages sent over unsecure email. Our client portals have a modern interface similar to that of social networking sites, with real-time activity streams to provide an overview of recent developments and a comment stream associated with uploaded items shared with clients, who get automatic notifications of updates.

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
Electronic Payment Services. MyCase enables practitioners to accept credit or debit cards online for a simple flat-rate merchant processing fee. Clients can easily view invoices in the secure Client Portal and submit payment from any device. In addition, by linking operating and trust accounts, practitioners can accept online payment of retainers and other amounts directly into these accounts.
Our Customers
As of December 31, 2016, we had 10,038 property manager customers and 8,135 law firm customers. Our property manager customers include third-party managers and owner-operators, managing single- and multi-family residences, commercial property, home owners' associations and student housing, as well as mixed real estate portfolios. Our property manager customers typically manage portfolios ranging from 50 to 3,000 units. Our customers in the legal vertical are generally solo practitioners and small law firms with less than 20 lawyers. No customer represented 10% or more of our total revenue, and our property manager customers represented more than 90% of our revenue for our fiscal year ended December 31, 2016.
Our Culture and Employees
We believe our people are at the heart of our success and our customers’ success, and have worked hard not only to attract and hire quality individuals but also to nurture and develop our valuable human resources. We believe in the strong team we have cultivated, particularly in our deep bench of leaders who continue to execute our strategic plans and encourage innovation across the organization. We further believe that our company culture, driven by a dedication to the following six core values, provides us with a significant competitive advantage:

▪	Simpler Is Better

▪	Great, Innovative Products Are Key To A Great Business

▪	Great People Make A Great Company

▪	Listening To Customers Is In Our DNA

▪	Small, Focused Teams Keep Us Agile

▪	We Do The Right Thing Because It’s Good For Business
As of December 31, 2016, we had 626 employees, and we consider our relationship with them to be good. We also hire temporary employees and consultants, and feel similarly about our relationships with them. None of our employees is represented by a labor union or covered by a collective bargaining agreement.
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
With respect to Internet security, sensitive data, such as passwords, Social Security and tax identification numbers, are encrypted before being written to disk. In addition, all sensitive data is encrypted both in transit and at rest. Data is backed up using Amazon’s Simple Storage Service, or S3, providing high durability, and we also perform regular backups of all customer data. We evaluate our Internet security regularly, including through third-party penetration testing.
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
Our research and product development expenses were $12.6 million, $9.6 million and $6.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Sales and Marketing
We leverage a modern marketing approach along with marketing automation technology to build brand recognition and our reputation as an industry leader in our targeted verticals.
We participate in and drive industry thought leadership and education with both online and offline activities. We attend, host and present at a number of industry events and support educational opportunities in the form of trade shows, conferences and webinars across the United States. We host informational lunches and networking opportunities in key cities in the form of "Connects" (formerly, “Meet Ups”), which bring together existing and prospective customers. Our online user forums facilitate discussions with other industry participants and serve as a resource for tips on using our platform and best practices. We also make a number of valuable educational resources available for free through our industry partners and on our industry websites, such as PropertyManager.com and our blogs.
We use a variety of in-bound marketing techniques to promote our software solutions, including content marketing, SEO, SEM, social media and advanced digital advertising tactics. Our sales development team acts in partnership with our in-bound marketing efforts to reach potential customers, generate additional sales opportunities and speed the time from evaluation to close. Our sales representatives then assist prospective property manager customers as they evaluate APM, while prospective law firm customers generally sign up for a 30-day free trial on a self-service basis (with additional support from a live sales development representative as needed).
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
Throughout the customer relationship, we continue to promote adoption and usage of our Value+ services in a variety of channels, including email, webinars, training, sales outreach and from within our software solution via in-app messaging. While APM and MyCase customers are using our core solutions, in-app messaging puts additional Value+ services directly in their workflow. This makes it easy for customers to find out about additional Value+ services in an unobtrusive manner and begin to adopt those services that are useful to their business. Our Value+ sales team then works in tandem with our marketing organization to further increase adoption and usage of our Value+ services.

Customer Service
Our success is based on long-term customer retention, not a one-time sale, and we partner with our customers throughout the life of the customer relationship to help them navigate their digital transformation. We design our software solutions to be simple and easy to switch to, set up, use and manage. We offer unlimited training and support across our software solutions at no extra charge. We pride ourselves on being customer-centric and strive to educate our customers on the additional core functionality and Value+ services they can use to improve business efficiency and productivity.
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
     Our software solutions are designed to be intuitive; nevertheless, we provide a variety of training options to assist with implementation and adoption to help ensure maximum value for our customers. Our instructors offer several live-streamed training courses each week, and we also make available recorded training courses that can be accessed on demand. Our training is designed to provide product overviews for those in the process of converting to our software solutions, as well as in-depth, step-by-step instructions and ongoing education for those seeking to leverage greater functionality.
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
Competition
The overall market for business management software is global, highly competitive and continually evolving in response to changes in technology, operational requirements, laws and regulations. While we focus on providing software solutions to SMBs in each of our targeted verticals, we compete with other vertical cloud-based solution providers that serve companies of all sizes and horizontal cloud-based solution providers that offer broad solutions across multiple verticals.
In the property management vertical, our competitors include established vertical software vendors, such as RealPage and Yardi, and we also compete with cloud-based solution providers whose services are geared toward individual landlords with smaller portfolios than those of our targeted customers. In the legal vertical, our competitors include established vertical software vendors, such as Thompson-Reuters and LexisNexis, each of whom offers software solutions to solo practitioners and small law firms, and Clio.
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
We believe the principal competitive factors in each of our vertical markets include the following:
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
▪ domain expertise with respect to our targeted verticals; and
▪ability to leverage a common technology platform and business strategy.
We believe that we compete favorably on the basis of these factors and that the domain expertise required for developing, marketing and selling successful software solutions in the property management and legal verticals may hinder new entrants that are unable to invest the necessary resources to develop and deploy software solutions with the same level of functionality as ours.
Intellectual Property
We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures and contractual restrictions to establish and protect our proprietary rights in our core solutions and Value+ services. As of January 31, 2017, we had eleven issued U.S. patents that directly relate to our technology and expire between 2026 and 2033, and another for which we recently received a Notice of Allowance from the United States Patent and Trademark Office. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.
We registered “AppFolio,” "MyCase" and "RentLinx" and certain other marks as trademarks in the United States and several other jurisdictions. We also filed trademark applications and renewals in the United States and certain other jurisdictions and will pursue additional trademark registrations to the extent we believe it would be beneficial and cost effective. We are the registered holder of a variety of domestic and international domain names that include “appfolioinc.com,” “appfolio.com,” “mycase.com,” “propertymanager.com” and similar variations. We also license software from third parties for use in our solutions, including open source software and other software available on standard commercial terms.
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
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as amendments to those reports pursuant to Sections 13(a) and 15(d) of the Exchange Act. We also file proxy statements and information statements pursuant to Section 14 of the Exchange Act. The public may obtain these filings at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains the reports, proxy and information statements, and other information that we file with or furnish to the SEC electronically. Copies of the reports, proxy statements and other information may also be obtained, free of charge, electronically through our corporate website at www.appfolioinc.com as soon as reasonably practical after we file such material with, or furnish it to, the SEC.

ITEM 1A.     RISK FACTORS

An investment in our Class A common stock involves risks. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report, as well as in our other public filings with the SEC, before making an investment decision. If any of the following risks are realized, our business, financial condition, and operating results could be materially and adversely affected. In that case, the trading price of our Class A common stock may decline, and you could lose all or part of your investment. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business.
Please be advised that certain of the risks and uncertainties described below contain “forward-looking statements.”  See the section of this Annual Report entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information.
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
Even if we choose to enter new verticals, our market validation process does not guarantee our success in any particular vertical. We may be unable to develop a software solution for a new vertical or, in the event that we enter a new vertical by way of a strategic acquisition, we may be unable to leverage the acquired software solution in time to take advantage of the identified market opportunity, and any delay in our time-to-market could expose us to additional competition or other factors that could impede our success. In addition, any software solution we develop or acquire for a new vertical may not provide the functionality required by potential customers and, as a result, may not achieve widespread market acceptance within the new vertical. To the extent we choose to enter new verticals, whether organically or via strategic acquisition, we may invest significant resources to develop and expand the functionality of our software solutions to meet the needs of customers in those verticals, which investments will occur in advance of our realization of revenue from them. If we elect not to enter new verticals in the future, or if we choose to enter new verticals and do so without achieving market acceptance for our software solutions, our reputation could be harmed, our operating results could be adversely affected, and we may be required to reconsider our growth strategy.
In addition, while we expedited our entry into the legal vertical through the acquisition of MyCase in 2012, our practice and case management solution is in an earlier stage of development than APM, our property management solution, and we are at an earlier stage in the process of expanding the core functionality and Value+ services associated with our legal software. We face significant competition in the legal market from both vertical software vendors and cloud-based solution providers that offer one or more point solutions. There can be no assurance that we will be able to achieve market acceptance for our legal software at or near the levels achieved by our property management software. The success of our vertical market strategy depends, in part, on our ability to continue to significantly increase the number of our law firm customers and the revenue derived from them, and our failure to achieve these objectives could have an adverse impact on our operating results.
We have a limited operating history and have incurred significant operating losses. As a result of continuing investments across our organization to grow our business, we expect our financial results may fluctuate significantly for the foreseeable future.
We were formed in 2006 and launched our first product, APM, in 2008. We expedited our entry into the legal vertical through the acquisition of MyCase in 2012. As a result, we have a limited operating history and limited experience selling our software solutions in two continually evolving vertical markets, especially within the legal vertical. These and other factors combine to make it more difficult for us to accurately forecast our future operating results, which in turn makes it more difficult for us to prepare accurate budgets and implement strategic plans. We expect that this uncertainty will continue to exist in our business for the foreseeable future, and will be exacerbated to the extent we introduce new functionality, or enter adjacent markets or new verticals.
We have incurred net losses in each fiscal period since our formation. We incurred net losses of $8.3 million, $15.7 million and $8.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. These losses reflect the substantial investments we have made across our organization to develop our software solutions and capitalize on our market opportunity. In order to implement our business strategy, we intend to continue to make substantial investments in, among other things:

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

▪
our sales and marketing organization, including expansion of our direct sales organization and marketing programs, to increase the size of our customer base, increase adoption and utilization of new and existing Value+ services by our new and existing customers, and enter adjacent markets and new verticals;

▪
maintaining and expanding our technology infrastructure and operational support, including data center operations, to promote the security and availability of our software solutions, and support our growth;

▪
our general and administrative functions, including hiring additional finance, IT, human resources, legal and administrative personnel, to support our growth and assist us in achieving and maintaining compliance with public company reporting and compliance obligations;

▪	the expansion of our existing facilities, including leasing and building out additional office space, to support our growth and strategic expansion; and

▪	our continued strategic efforts to identify and expand into key adjacent and new vertical markets.
As a result of our continuing investments to grow our business in these and other areas, we expect our expenses to increase significantly, and we do not expect to be consistently profitable, if we are profitable at all, for the foreseeable future. Even if we are successful in growing our customer base and increasing revenue from new and existing customers, we may not be able to generate additional revenue in amounts that are sufficient to cover our expenses. We may incur significant losses in a particular period for a number of reasons, and may experience significant fluctuations in our operating results from period to period, including as a result of the other risks and uncertainties described elsewhere in this Annual Report. We cannot assure you that we will achieve profitability in the near term or that, if we do become profitable, we will sustain profitability over any particular period of time. Any additional operating losses will have a negative impact on our stockholders’ equity.
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
In providing our software solutions, we store and transmit large amounts of our customers’ data, including sensitive and proprietary data. Our software solutions are typically the system of record and system of engagement for all or a portion of our customers’ businesses, and the data processed through our software solutions is critical to their businesses. Cyber-attacks and other malicious Internet-based activities continue on a regular basis, as evidenced by the recent targeting of a number of high profile companies and organizations. As our business grows, the number of users of our software solutions, as well as the amount of information we store, is increasing, and our brands are becoming more widely recognized. We believe these factors combine to make us an even greater target for this type of malicious activity. Techniques used to sabotage, or to obtain unauthorized access to, systems or networks change frequently and generally are not recognized until launched against a target. Therefore, despite our significant efforts to keep our systems and networks up to date, we may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventive measures, any of which may expose us to a risk of loss, litigation and potential liability. In addition, some of our third-party partners also collect information from transactions with our customers, and these third parties are subject to similar threats of cyber-attacks and other malicious Internet-based activities.
If our security measures, or the security measures of our third-party partners, are breached as a result of negligence, wrongdoing or malicious activity on the part of our employees, our partners’ employees, our customers’ employees, or any third party, or as a result of any error, product defect or otherwise, and this results in the disruption of the confidentiality, availability or integrity of our customers’ data, we could incur liability to our customers and to individuals or organizations whose information was being stored by our customers, as well as fines from payment processing networks and regulatory action by governmental bodies. If we experience a widespread security breach, we cannot be certain that our insurance coverage will be sufficient to compensate us for liabilities actually incurred or that insurance will continue to be available to us on reasonable terms, or at all. In addition, any breaches of our security controls or other unauthorized access to our customers’ data could result in reputational damage, adversely affect our ability to attract new customers and cause existing customers to reduce or discontinue the use of our software solutions, any of which could harm our business and operating results. Furthermore, the perception by our current or potential customers that our software solutions could be vulnerable to security breaches, even in the absence of a particular problem or threat, could reduce market acceptance of our software solutions and cause us to lose customers.
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
We have experienced, and may in the future experience, website disruptions, service outages and other performance problems with our technology infrastructure. These problems may be caused by a variety of factors, including infrastructure changes, power or network outages, fire, flood or other natural disasters affecting our data centers, human or software errors, viruses, security breaches, fraud or other malicious activity, spikes in customer usage and distributed denial of service issues. In some instances, we may not be able to identify the cause or causes of these service outages and performance problems within an acceptable period of time. If our technology infrastructure fails to keep pace with the increased number of users and amount of data, or if we are unable to avoid service outages and performance problems, or to resolve them quickly, it could adversely affect our ability to attract new customers, result in the loss of existing customers and harm our reputation, any or all of which could adversely affect our business and operating results.
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
In connection with our electronic payment services, we process payments and subsequently submit these payments to our customers after varying clearing times established by us. These payments are settled through our sponsoring clearing bank and, in the case of electronic funds transfers, or EFTs, through our Originating Depository Financial Institutions, or ODFIs, pursuant to agreements with one or more national banking institutions that we may contract with from time to time. Our electronic payment services subject us to a number of risks, including, but not limited to:

▪
liability for customer costs related to disputed or fraudulent transactions if those costs exceed the amount of the customer reserves we have during the clearing period or after payments have been settled to our customers;

▪	electronic processing limits on the amounts that any single ODFI, or collectively all of our ODFIs, will underwrite;

▪
our reliance on sponsoring clearing banks, card payment processors and other electronic payment partners to process electronic transactions, especially where those partners are highly scrutinized and regulated themselves;

▪	failure by us, our partners or our customers to adhere to applicable laws, regulations and standards that may legally or contractually apply to the provision of electronic payment services;

▪	continually evolving and developing laws and regulations governing money transmission and anti-money laundering, the application or interpretation of which is not clear in some jurisdictions;

▪	incidences of fraud, security breaches, errors, defects, failures, vulnerabilities or bugs in our electronic payments platform, or our failure to comply with required external audit standards; and

▪	our inability to increase our fees at times when our electronic payment partners increase their transaction processing fees.
If any of these risks related to our electronic payment services were to materialize, our business or operating results could be negatively affected. Although we attempt to structure and adapt our electronic payment services to comply with complex and evolving laws, regulations and standards, our underwriting efforts do not guarantee compliance. In the event that we are found to be in violation of our legal, regulatory or contractual requirements, we may be subject to monetary fines or penalties, cease and desist orders, mandatory product changes, or other liabilities that could have an adverse effect on our operating results.
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
In addition to the foregoing risks associated with our electronic payment services themselves, there is an overarching risk stemming from the potential widespread adoption of quickly evolving financial technology products, including, for example, blockchain or other distributed ledger technologies, that could materially impact the manner in which payments are processed. Such adoption of new disruptive financial technologies could significantly reduce the volume of payments processed by us and our third party partners or change the transaction costs associated with or potential revenue derived from those payments, thereby reducing our revenue and increasing our associated expenses, which could materially impact our business, financial condition, operating results and, ultimately, our stock price.
Errors, defects or other disruptions in our software solutions could harm our reputation, cause us to lose customers, and result in significant expenditures to correct the problem.
Our customers use our software solutions to manage critical aspects of their businesses, and any errors, defects or other disruptions in the performance of our software solutions may result in loss of or damage to our customers’ data and disruption to our customers’ businesses, which could harm our reputation. We provide continuous updates to our software solutions and, while our software updates undergo extensive testing prior to their release, these updates may contain undetected errors when first introduced. In the past, we have discovered errors, failures, vulnerabilities and bugs in our software updates after they have been released, and similar problems may arise in the future. Real or perceived errors, failures, vulnerabilities or bugs in our software solutions could result in negative publicity, reputational harm, loss of customers, delay in market acceptance of our software solutions, loss of competitive position, withholding or delay of payment to us, claims by customers for losses sustained by them and potential litigation. In any such event, we may be required to expend additional resources in order to help correct the problem or, in order to address customer service or reputational concerns, we may choose to expend additional resources to take corrective action even where not required. The costs incurred in correcting any material errors, defects or other disruptions could be substantial and there may not be any corresponding increase in revenue to offset these costs. In addition, we may not carry insurance sufficient to compensate us for any losses that may result from claims arising from errors, defects or other disruptions in our software solutions.
Our quarterly results may fluctuate significantly and period-to-period comparisons of our results may not be meaningful.
Our quarterly results, including the levels of our revenue, costs, operating expenses, and operating margins, may fluctuate significantly in the future, and period-to-period comparisons of our results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of our future performance. In addition, our quarterly results may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly results include, but are not limited to:

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
The software industry in general, and our targeted verticals in particular, are characterized by rapid technological advances, changing industry standards, evolving customer requirements and intense competition. Our ability to attract new customers, increase revenue from our existing customers, and expand into adjacent markets or new verticals depends, in part, on our ability to enhance the functionality of our existing software solutions by introducing new and innovative core functionality and Value+ services that keep pace with technological developments, and provide functionality that addresses the evolving business needs of our customers. In addition, our growth over the long term depends, in part, on our ability to introduce new products for adjacent markets and additional verticals that we identify through our market validation process. Market acceptance of our current and future software solutions will depend on numerous factors, including:

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
In order for us to maintain or increase our revenue and improve our operating results, it is important that our existing customers continue to pay subscription fees for the use of our core solutions, as well as increase their adoption and utilization of our Value+ services. Our customers have no obligation to renew their subscriptions with us upon expiration of their subscription periods, which typically range from one month to one year. We cannot assure you that our customers will renew their subscriptions with us. In addition, our customers that start their accounts using a 30-day free trial have no obligation to begin a paid subscription. Furthermore, although a significant portion of our revenue growth has historically resulted from the adoption and utilization of our Value+ services by our existing customers, we cannot assure you that our existing customers will continue to broaden their adoption and utilization of our Value+ services, or use our Value+ services at all. If our existing customers do not renew their subscriptions and increase their adoption and utilization of our existing or newly developed Value+ services, our revenue may increase at a slower rate than we expect and may even decline, which could adversely impact our operating results.
Word-of-mouth referrals represent a significant source of new customers for us and provide us with an opportunity to cost-effectively market and sell our software solutions. The loss of our existing customers could have a significant impact on our reputation in our targeted verticals and our ability to acquire new customers cost-effectively. A reduction in the number of our existing customers, even if offset by an increase in new customers, could have the impact of reducing our revenue and operating margins.
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
Historically, more than 90% of our revenue has been derived from APM, our property management solution, and we expect that our property manager customers will continue to account for a significant portion of our revenue for the foreseeable future. The businesses of our property manager customers are typically significantly larger than those of our law firm customers. In addition, our property management solution has been available for longer, is more established within its vertical with a larger customer base, and currently offers a greater number of Value+ services. We could lose property manager customers as a result of numerous factors, including:

▪	the expiration or termination of subscription agreements;

▪	the introduction of competitive products or technologies;

▪	a failure or inability by us to continue to provide high quality, useful products and services to our customers;

▪	changes in pricing policies by us or our competitors;

▪	acquisitions or consolidations within the property management industry;

▪	bankruptcies or other financial difficulties facing our customers; and

▪	conditions or trends that are specific to the property management industry such as the economic factors that impact the rental market.
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
Our growth depends in part on the success of our strategic relationships with third parties, and if we are unsuccessful in establishing or maintaining these relationships, our ability to compete in the market place or grow our revenue could be impaired.
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
We currently serve our customers through a combination of our own servers located in third-party data center facilities, and servers and data centers operated by Amazon and other third parties. While we control and have access to our own servers and the other components of our network that are located in our third-party data centers, we do not control the operation of any of these third-party data center facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our third-party data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruptions in connection with doing so.
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
We use third-party service providers for important payment processing and reporting functions, and their failure to fulfill their contractual obligations could harm our reputation, disrupt our business and adversely affect our operating results.
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
The overall market for business management software is global, highly competitive and continually evolving in response to a number of factors, including changes in technology, operational requirements, and laws and regulations. Although relatively early in its development, the market for cloud-based business management software is also highly competitive and subject to similar market factors.
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
Pricing pressure may cause us to change our pricing model, which could hurt our renewal rates and our ability to attract new customers, as well as our ability to increase adoption and usage of our Value+ services, which could adversely affect our operating results.
As the markets for our existing software solutions mature, or as current and future competitors introduce new products or services that compete with ours, we may experience pricing pressure and be unable to renew our subscription agreements with existing customers or increase adoption and usage of our Value+ services, or attract new customers at prices that are consistent with our current pricing model and operating budget. If this were to occur, it is possible that we would have to change our pricing model, offer pricing incentives, or generally reduce our prices. In addition, our customers are SMBs, which are typically more price sensitive than larger enterprises. Changes to our pricing model could harm our customer retention rates and our ability to attract new customers, whether in connection with our core solutions or our Value+ services, which could adversely affect our operating results.
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
We have experienced significant growth since our formation in 2006, and we anticipate that we will continue to experience growth and expansion of our operations. For example, since our incorporation, we have significantly increased the number of employees across our organization, expanded the footprint of our business geographically, introduced a number of new Value+ services, and entered a new vertical with the acquisition of MyCase. This growth in the size, complexity and diversity of our business has placed, and we expect that our growth will continue to place, a significant strain on our management, administrative, operational and financial resources, as well as our company culture. Our future success will depend, in part, on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to develop and improve our operational and financial controls and our reporting systems and procedures, and to nurture and build on our company culture. Failure to effectively manage growth could adversely impact our business, including by resulting in errors or delays in deploying new core functionality to our customers, delays or difficulties in introducing new Value+ services or other products, declines in the quality or responsiveness of our customer service organization, increases in costs and operating expenses, and other operational difficulties. If any of these risks actually occur, it could harm our reputation, adversely affect our operating results, and preclude us from achieving our strategic objectives.
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
If our property manager customers stop requiring residents to provide proof of tenant liability insurance, if insurance premiums decline or if insureds experience greater than expected losses, our operating results could be harmed.
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
Currently, all of our sales are to customers in the property management and legal industries. Demand for our software solutions could be affected by factors that are unique to and adversely affect our targeted verticals. In particular, the property management and legal industries are highly regulated, subject to intense competition and impacted by changes in general economic and market conditions. For example, changes in applicable laws and regulations could significantly impact the software functionality demanded by our customers and require us to expend significant resources to ensure our software solutions continue to meet their evolving needs. In addition, other industry-specific factors, such as industry consolidation or the introduction of competing or disruptive technology, could lead to a significant reduction in the number of customers that use our software solutions within a particular vertical or the Value+ services demanded by these customers. Further, if the rental housing or legal markets decline, our customers may decide not to renew their subscriptions or they may cease using our Value+ services in order to reduce costs to remain competitive. As a result, our ability to generate revenue from our property manager and law firm customers could be adversely affected by specific factors that affect the property management or legal industries.
In addition to the foregoing risks associated with our targeted verticals themselves, there is an overarching risk stemming from potential widespread adoption of quickly evolving financial or other disruptive technology products that could significantly impact our targeted verticals, even if that technology is not specifically designed to apply directly to our targeted verticals. The adoption of these new technologies could significantly reduce the volume or demand of customers in our targeted verticals, thereby reducing our revenue, which could materially impact our business, financial condition, operating results and, ultimately, our stock price.
Our software solutions address functions within the heavily regulated property management and legal industries, and our customers’ failure to comply with applicable laws and regulations could subject us to litigation.
We sell our software solutions to customers within the property management and legal industries. Our customers use our software solutions for business activities that are subject to a number of laws and regulations, including without limitation state and local real property laws and legal ethics rules. Any failure by our customers to comply with laws and regulations applicable to their businesses could result in fines, penalties or claims for substantial damages against our customers. To the extent our customers believe that our software solutions or our customer service organization caused or contributed to such failures, our customers may make claims for damages against us, regardless of whether we are responsible for the failure. As a result, we may be subject to lawsuits that, even if unsuccessful, could divert our resources and our management’s attention and adversely affect our business, and our insurance coverage may not be sufficient to cover such claims against us.
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
We recognize revenue from customers ratably over the terms of their subscription agreements, which typically range from one month to one year. As a result, some of the revenue we report in each period is derived from the recognition of deferred revenue relating to subscription agreements entered into during previous periods. Consequently, a decline in new or renewed subscriptions in any one period may not be reflected in our revenue results for that period. However, any such decline will negatively affect our revenue in future quarters. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription period. Accordingly, the effect of downturns or upturns in our sales and the market acceptance of our software solutions, and potential changes in our customer retention rates, may not be apparent in our operating results until future periods.
Because our invoicing is generally for periods less than one year, our revenue growth is heavily dependent on new subscription sales, consumption of our usage-based Value+ services and renewals of our subscription services in the current year.
Our growth is heavily dependent on subscription sales, adoption and consumption of our usage-based Value+ services and renewals of our subscription services in the current year. We offer our core solutions and Value+ subscription services to customers pursuant to subscription agreements with relatively short terms, typically ranging from one month to one year. We generally invoice our customers for subscription services in monthly, quarterly or annual installments, typically in advance of the subscription period. We do not currently intend to extend the typical terms of our subscription agreements with any regularity, or to invoice our customers less frequently, and we expect that we will continue to depend on current-year sales and renewals to drive our growth.
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
In order to monitor and protect our intellectual property rights, we may be required to spend significant resources. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management, and could result in the impairment or loss of portions of our intellectual property or require us to pay costly royalties.

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
To the extent applicable to our business or the businesses of our customers, these laws, regulations and industry standards could have negative effects on our business, including by increasing our costs and operating expenses, and delaying or impeding our deployment of new core functionality or Value+ services. Compliance with these laws, regulations and industry standards requires significant management time and attention, and failure to comply could result in negative publicity, subject us to fines or penalties, or result in demands that we modify or cease existing business practices. In addition, the costs of compliance with, and other burdens imposed by, such laws, regulations and industry standards may adversely affect our customers’ ability or desire to collect, use, process and store personal information using our software solutions, which could reduce overall demand for them. Even the perception of privacy and data security concerns, whether or not valid, may inhibit market acceptance of our software solutions in certain verticals. Furthermore, privacy and data security concerns may cause our customers’ clients, vendors, employees and other industry participants to resist providing the personal information necessary to allow our customers to use our applications effectively. Any of these outcomes could adversely affect our business and operating results.
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
Our existing credit agreement, with Wells Fargo, which we refer to as the Credit Agreement, contains certain operating and financial restrictions and covenants, including limitations on dividends, dispositions, mergers or consolidations, incurrence of indebtedness and liens, and other corporate activities. These restrictions and covenants, as well as those contained in any future financing agreements that we may enter into, may restrict our ability to finance our operations, and to engage in, expand or otherwise pursue our business activities and strategic objectives. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under our existing Credit Agreement and any future financial agreements that we may enter into. If not waived, defaults could cause any outstanding indebtedness under the Credit Agreement and any future financing agreements that we may enter into to become immediately due and payable.
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

If we fail to maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
In connection with the audit of our consolidated financial statements for fiscal year 2014, our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. As of December 31, 2015, we completed remediation of these material weaknesses. However, the completion of remediation does not provide assurance that our controls will continue to operate properly or that our financial statements will not contain any material errors. There may be future material weaknesses in our internal control over financial reporting, and as a result we may not detect financial statement errors on a timely basis. Moreover, in the future we may engage in business transactions, such as acquisitions or reorganizations, or implement new accounting standards, or adopt other changes to our business processes, any of which could require us to develop and implement new controls or to modify existing controls, which could negatively affect our internal control over financial reporting and result in material weaknesses.
In the event we experience a material weakness in our internal control over financial reporting in the future, we may not detect errors on a timely basis and our financial statements may be materially misstated. Ineffective internal control over financial reporting, failure to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner and the inability to express an opinion as to the effectiveness of our internal control over financial reporting could cause investors to lose confidence in our reported financial statements and other information, which could have a negative effect on the market price of our Class A common stock. Additionally, it could lead to an investigation by the SEC, NASDAQ or other regulatory authorities, which could require the expenditure of additional financial and management resources.
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

As of December 31, 2016, we had U.S. federal net operating loss carryforwards of approximately $80.7 million and state net operating loss carryforwards of approximately $50.5 million, which begin to expire in 2027 and 2017, respectively. As of December 31, 2016 we also had federal and state research and development credit carryforwards of $3.9 million and $4.1 million, respectively. The federal credits carryforwards will begin to expire in 2027, while the state credit carryforwards indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. It is possible that our existing net operating loss and/or credit carryforwards may be subject to limitations arising from previous ownership changes, and future issuances of our stock could cause an ownership change.

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

Prior to the completion of our initial public offering in June 2015, there was no public market for shares of our Class A common stock. We cannot assure you that an active trading market for our Class A common stock will develop, or if developed, that any market will be sustained. The market price of our Class A common stock has been, and is likely to continue to be, highly volatile, and fluctuations in the price of our Class A common stock could cause you to lose all or part of your investment. For example, during 2016, the share price of our Class A common stock on the NASDAQ Global Market fluctuated between $11.07 and $24.50.
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

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. If instituted against us, any such litigation, regardless of its merit or final outcome, could result in substantial costs and a diversion of our management’s attention, thereby adversely affecting our operating results and, potentially, the price of our Class A common stock.

The dual class structure of our common stock has the effect of concentrating voting control with a limited number of stockholders, including our executive officers, directors and principal stockholders, which will limit your ability to influence corporate matters.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of December 31, 2016, the holders of the outstanding shares of our Class B common stock, including our executive officers, directors, and principal stockholders, collectively hold approximately 95% of the combined voting power of our outstanding capital stock. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our outstanding capital stock and therefore are able to exercise significant influence and control over the establishment and implementation of our future business plans and strategic objectives, as well as to control all matters submitted to our stockholders for approval. These persons may manage our business in ways with which you disagree and which may be adverse to your interests. This concentrated control may also have the effect of delaying, deterring or preventing a change-in-control transaction, depriving our stockholders of an opportunity to receive a premium for their capital stock or negatively affecting the market price of our Class A common stock.

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
As of December 31, 2016, we had an aggregate of 1.7 million options outstanding that, if fully exercised, would result in the issuance of additional shares of Class A common stock or Class B common stock, as applicable. Our Class B common stock converts into Class A common stock on a one-for-one basis. In addition, as of December 31, 2016, we had 0.5 million restricted stock units outstanding which, if fully vested and settled in shares, would result in the issuance of additional shares of Class A common stock. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options), or upon the vesting and settlement of restricted stock units, have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance.

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
Our corporate headquarters is located in two adjacent buildings in Santa Barbara, California. The lease on the first building covers approximately 43,300 square feet and expires in December 2021. The lease on the second building covers approximately 35,900 square feet and expires in November 2020.
We also lease space in San Diego, California, and Richardson, Texas under leases that expire at various times between 2021 and 2022.
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

From time to time, we are involved in various legal proceedings arising from or related to claims incident to the normal course of our business activities. Although the results of such legal proceedings and claims cannot be predicted with certainty, we believe we are not currently a party to any legal proceeding(s) which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows. However, regardless of the merit of any claims raised or the ultimate outcome, legal proceedings may generally have an adverse impact on us as a result of defense and settlement costs, diversion of management resources and other factors.

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

Market Information for our Class A Common Stock

Our Class A common stock began trading publicly on the Nasdaq Global Market under the symbol "APPF" on June 26, 2015. Prior to that date, there was no public trading market for our Class A common stock. The following table sets forth the high and low sales price per share of our Class A common stock as reported on the Nasdaq Global Market for the periods indicated:

	High	Low
Year ended December 31, 2016:
First quarter	$15.19	$11.07
Second quarter	$15.57	$12.07
Third quarter	$19.98	$14.12
Fourth quarter	$24.50	$18.27

	High	Low
Year ended December 31, 2015:
Second quarter (from June 26, 2015)	$14.87	$12.11
Third quarter	$18.48	$13.50
Fourth quarter	$19.93	$14.51

Holders of Record

As of February 1, 2017, there were 39 holders of record of our Class A common stock and 172 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Stock Performance Graph

The following performance graph compares the cumulative total return on our Class A common stock with that of the S&P 500 Index, the S&P Information Technology Index and the NASDAQ Computer Index. This chart assumes $100 was invested at the close of market on June 26, 2015, which was our initial trading day, in our Class A common stock, the S&P 500 Index, the S&P Information Technology Index and the NASDAQ Computer Index, and assumes the reinvestment of any dividends. The stock price performance reflected in the performance graph is not necessarily indicative of future stock performance.

The NASDAQ Computer Index replaces the S&P Information Technology Index, which was used in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. We believe that the NASDAQ Computer Index, which is designed to measure the financial health of the overall computer industry, including software and hardware companies, is a more appropriate comparative market index because it is more widely used by our publicly traded industry peers.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our other filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Unregistered Sales of Equity Securities
None.

Use of Proceeds
None.

ITEM 6.     SELECTED FINANCIAL DATA

The following tables provide our historical selected consolidated financial data for the periods indicated. We have derived the selected Consolidated Statements of Operations data for the fiscal years ended December 31, 2016, 2015 and 2014 and the selected Consolidated Balance Sheet data as of December 31, 2016 and 2015 from our audited Consolidated Financial Statements included elsewhere in this Annual Report. We have derived the selected Consolidated Statements of Operations data for the fiscal year ended December 31, 2013 and 2012 and the selected Consolidated Balance Sheet data as of December 31, 2014, 2013 and 2012 from our audited Consolidated Financial Statements, which are not included in this Annual Report. Our historical results are not necessarily indicative of the results we expect in the future.
The following historical selected consolidated financial data should be read in conjunction with, and are qualified in their entirety by reference to, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Consolidated Statements of Operations Data:

Revenue	$105,586	$74,977	$47,671	$26,542	$12,706
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)(1)	44,630	33,903	22,555	13,616	8,211
Sales and marketing(1)	28,827	26,076	16,876	10,337	8,001
Research and product development(1)	12,638	9,554	6,505	5,057	4,067
General and administrative(1)	17,979	14,343	6,489	2,286	2,736
Depreciation and amortization	9,935	6,104	3,805	2,850	2,079
Total costs and operating expenses	114,009	89,980	56,230	34,146	25,094
Loss from operations	(8,423)	(15,003)	(8,559)	(7,604)	(12,388)
Other income (expense), net	(37)	5	(121)	287	—
Interest income (expense), net	246	(595)	59	12	72
Loss before income taxes	(8,214)	(15,593)	(8,621)	(7,305)	(12,316)
Provision for income taxes	67	75	—	—	—
Net loss	$(8,281)	$(15,668)	$(8,621)	$(7,305)	$(12,316)
Net loss per share, basic and diluted	(0.25)	(0.73)	(0.98)	(0.87)	(1.52)
Weighted average common shares outstanding, basic and diluted	33,561	21,336	8,757	8,437	8,104

(1) Includes stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$471	$124	$68	$63	$49
Sales and marketing	442	115	48	39	41
Research and product development	382	41	19	49	48
General and administrative	3,006	727	757	96	110
Total stock-based compensation expense	$4,301	$1,007	$892	$247	$248

	December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and investment securities (1)	$52,860	$56,715	$5,412	$11,269	$3,943
Total assets	92,583	90,481	25,434	27,707	22,109
Deferred revenue	7,638	4,953	3,780	2,943	2,289
Convertible preferred stock	—	—	63,166	63,166	51,288
Total stockholders’ equity (deficit)	69,682	72,697	(51,467)	(43,959)	(36,984)
(1) Amounts for the years ended December 31, 2016 and 2015 include cash and cash equivalents, investment securities-current and investment securities-noncurrent. We held no investment securities during the years ended December 31, 2014, 2013 and 2012.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Annual Report entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in the section of this Annual Report entitled “Risk Factors.”
Overview
AppFolio is a provider of industry-specific, cloud-based software solutions for SMBs in the property management and legal industries. We were formed in 2006 with a vision to revolutionize the way that small and medium-sized businesses grow and compete.
Our platform is designed to be the system of record to automate essential business processes and the system of engagement to enhance business interactions between our customers and their clients and vendors. Our mobile-optimized software solutions have a user-friendly interface designed for use across multiple devices, enabling our customers to work at any time and from anywhere. Our property management software provides small and medium-sized property managers with an end-to-end solution to their business needs, enabling them to manage their portfolio of properties quickly and easily in a single, integrated environment. Our legal software provides solo practitioners and small law firms with a streamlined practice and case management solution, allowing them to manage their practices and case load within a single system. We also offer optional, but often mission-critical, Value+ services, such as our professionally designed websites and electronic payment services, which are seamlessly built into our core solutions.
We launched our first product, APM, a property management solution, in 2008. Recognizing that our customers would benefit from additional mission-critical services that they can purchase as needed, we launched our first Value+ service in 2009 by offering website design and hosting services to our property manager customers. Our websites give our customers a professional online presence and serve as the hub for our system of engagement. In 2010, we commenced the roll out of our electronic payments platform with the introduction of ACH payment processing and, in 2011, we launched resident screening as additional Value+ services. In 2012, we introduced our tenant liability insurance program as a further Value+ service. Also in 2012, after completing our market validation process, we decided to enter the legal market. We expedited our time-to-market by acquiring MyCase, a legal practice and case management solution, and we leveraged our AppFolio Business System, including our experience gained in the property management vertical, to advance our software solution in the legal vertical. In 2013, we extended our website design and hosting services to our law firm customers and expanded our electronic payments platform for property managers by allowing residents to pay rent by Electronic Cash Payment and credit or debit card. In 2014, we launched an additional Value+ service for our property manager customers with our contact center to resolve or route incoming maintenance requests. In 2016, we launched Premium Leads and Debt Collection Services as additional Value+ services to our property manager customers to assist with filling vacancies and collecting their tenant's unpaid rent. In 2016, we also expanded our electronic payments platform in the legal vertical by allowing clients of our legal customers to pay their legal bills by credit card, debit card, or ACH. Through our disciplined market validation approach and ongoing investment in product development, we continuously update our software solutions through new and innovative core functionality and Value+ services, as well as assess opportunities in adjacent markets and new verticals.
We have focused on growing our revenue by increasing the size of our customer base in the markets we serve, increasing the number of units under management, introducing new or expanded Value+ services, retaining customers, and increasing the adoption and utilization of our Value+ services by new and existing customers. We define our customer base as the number of customers subscribing to our core solutions, exclusive of free trials. We intend to continue to invest in revenue growth opportunities over time in our current markets, adjacent markets, and new verticals.

Customer count and property manager units under management is summarized in the table below:

	As of December 31,			2015 to 2016	2014 to 2015
	2016	2015	2014	% Change	% Change
Property manager customers	10,038	8,218	5,885	22%	40%
Property manager units under management (in millions)	2.68	2.15	1.68	25%	28%

Law firm customers	8,135	6,145	3,663	32%	68%
We have invested in growth in a disciplined manner across our organization, and intend to continue to do so. These investments to grow our business will continue to increase our costs and operating expenses on an absolute basis. Many of these investments will occur in advance of our realization of revenue or any other benefit and will make it difficult to determine if we are allocating our resources efficiently. We expect cost of revenue, research and product development expense, sales and marketing expense, and general and administrative expense to decrease as a percentage of revenue over the long term as revenue increases and we gain additional operating leverage in our business. As a result of this increased operating leverage, we expect our operating margins will improve over the long term.
To date, we have experienced rapid revenue growth due to our investments in research and product development, sales and marketing, customer service and support, and infrastructure. During the fiscal year ended December 31, 2016, we have derived more than 90% of our revenue from our property management solution, as it has been available for a longer period of time, is more established within its vertical with a larger customer base, and currently offers a greater number of Value+ services.
We have managed, and plan to continue to manage, our business towards the achievement of long-term growth that we believe will positively impact long-term stockholder value, and not towards the realization of short-term financial or business metrics, or short-term stockholder value.
Key Components of Results of Operations
Revenue
We charge our customers on a subscription basis for our core solutions and many of our Value+ services. Our subscription fees are designed to scale to the size of our customers’ businesses. We recognize subscription revenue ratably over the terms of the subscription agreements, which typically range from one month to one year. We generally invoice our customers for subscription services in monthly, quarterly or annual installments, typically in advance of the subscription period. Revenue from subscription services is impacted by the change in the number and type of our customers, the size and needs of our customers’ businesses, our customer renewal rates, and the level of adoption of our Value+ subscription services by new and existing customers.
We also charge our customers usage-based fees for using certain Value+ services, although fees for electronic payment processing are generally paid by the clients of our customers. Usage-based fees are charged on a flat fee per transaction basis with no minimum usage commitments. We recognize revenue for usage-based services in the period the service is rendered. We generally invoice our customers for usage-based services on a monthly basis for services rendered in the preceding month. Revenue from usage-based services is impacted by the change in the number and type of our customers, the size and needs of our customers’ businesses, and the level of adoption and utilization of our Value+ usage-based services by new and existing customers and clients of our customers.
We also offer our customers assistance with on-boarding our core solutions, as well as website design services. These services are generally purchased as part of a subscription agreement, and are typically performed within the first several months of the arrangement. We generally invoice our customers for other services in advance of the services being completed. We recognize revenue for these other services upon completion of the related service. We also generate revenue from legacy RentLinx customers by providing services that allow these customers to advertise rental houses and apartments online. Revenue derived from customers using the RentLinx services outside of our property manager core solution platform is being recorded under other services.

Costs and Operating Expenses
Cost of Revenue. Cost of revenue consists of personnel-related costs (including salaries, incentive-based compensation, benefits, and stock-based compensation) for our employees focused on customer service and the support of our operations, platform infrastructure costs (such as data center operations and hosting-related costs), fees paid to third-party service providers, payment processing fees, and allocated shared costs. We typically allocate shared costs across our organization based on headcount within the applicable part of our organization. Cost of revenue excludes amortization of capitalized software development costs and acquired technology. We intend to continue to invest in customer service and support, and the expansion of our technology infrastructure as we grow the number of our customers and roll out additional Value+ services. We also intend to expand our Value + offerings over time which will impact cost of revenue both in absolute dollars and overall percentage of revenue.
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
Research and Product Development. Research and product development expense consists of personnel-related costs (including salaries, incentive-based compensation, benefits, and stock-based compensation) for our employees focused on research and product development, fees for third-party development resources, and allocated shared costs. Our research and product development efforts are focused on enhancing the ease of use and functionality of our existing software solutions by adding new core functionality, Value+ services and other improvements, as well as developing new products. We capitalize the portion of our software development costs that meets the criteria for capitalization. Amortization of capitalized software development costs is included in depreciation and amortization expense. We intend to continue to invest in research and product development as we continue to introduce new core functionality, roll out new Value+ services, develop new products, and expand into adjacent markets and new verticals.
General and Administrative. General and administrative expense consists of personnel-related costs (including salaries, incentive-based compensation, benefits, and stock-based compensation) for employees in our executive, finance, information technology, or IT, human resources, corporate development, legal and administrative organizations. In addition, general and administrative expense includes fees for third-party professional services (including consulting, legal and audit services), other corporate expenses, and allocated shared costs. We intend to incur incremental costs associated with supporting the growth of our business, both in terms of increased headcount and to meet the increased reporting requirements and compliance obligations associated with our operation as a public company.
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
Interest Income (Expense). Interest expense includes interest paid on outstanding borrowings under our Credit Agreement. Interest income includes interest earned on investment securities, amortization and accretion of the premium and discounts paid from the purchase of investment securities, interest earned on notes receivable and on cash deposited within our bank accounts.

Results of Operations for the Years Ended December 31, 2016, 2015, and 2014
The following table sets forth our results of operations for the periods presented in dollars (in thousands) and as a percentage of revenue:

	Year Ended December 31,
	2016		2015		2014
	Amount	%	Amount	%	Amount	%
Consolidated Statements of Operations Data:
Revenue	$105,586	100.0%	$74,977	100.0%	$47,671	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization) (1)	44,630	42.3	33,903	45.2	22,555	47.3
Sales and marketing(1)	28,827	27.3	26,076	34.8	16,876	35.4
Research and product development(1)	12,638	12.0	9,554	12.7	6,505	13.6
General and administrative(1)	17,979	17.0	14,343	19.1	6,489	13.6
Depreciation and amortization	9,935	9.4	6,104	8.1	3,805	8.0
Total costs and operating expenses	114,009	108.0	89,980	120.0	56,230	118.0
Loss from operations	(8,423)	(8.0)	(15,003)	(20.0)	(8,559)	(18.0)
Other income (expense), net	(37)	—	5	—	(121)	(0.3)
Interest income (expense), net	246	0.2	(595)	(0.8)	59	0.1
Loss before provision for income taxes	(8,214)	(7.8)	(15,593)	(20.8)	(8,621)	(18.1)
Provision for income taxes	67	0.1	75	0.1	—	—
Net loss	$(8,281)	(7.8)%	$(15,668)	(20.9)%	$(8,621)	(18.1)%

(1) Includes stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$471	$124	$68
Sales and marketing	442	115	48
Research and product development	382	41	19
General and administrative	3,006	727	757
Total stock-based compensation expense	$4,301	$1,007	$892

Revenue

	Year Ended December 31,			2015 to 2016 % Change	2014 to 2015 % Change
	2016	2015	2014
	(dollars in thousands)
Core solutions	$43,775	$32,119	$22,406	36%	43%
Value+ services	56,965	37,998	22,525	50%	69%
Other	4,846	4,860	2,740	—%	77%
Total revenues	$105,586	$74,977	$47,671	41%	57%
Fiscal 2016 Compared to Fiscal 2015
Revenue increased $30.6 million, or 41%, in 2016 compared to 2015, mainly reflecting increased revenue from a 22% year over year increase in the number of our property manager customers. The overall increase in revenue was mostly attributable to revenue from Value+ services which increased by $19.0 million, or 50% when compared to last year. The increase in Value+ services was mainly driven by increased usage of our electronic payments platform and screening services by a larger property manager customer base, and the increase in property manager units under management of 25% year over year. We also had strong growth in our tenant liability insurance programs, customer contact center and website hosting services offered within our Value+ services. In addition, during 2016 we launched Premium Leads as a Value+ services for our property manager customers. The overall increase in revenue was also the result of an increase in revenue from our Core solutions of $11.7 million, or 36%, driven by the growth in the number of our customers, units under management, and strong customer renewal rates.
In each of 2016, 2015 and 2014, we derived more than 90% of our revenue from our property manager customers.
Fiscal 2015 Compared to Fiscal 2014
Revenue increased $27.3 million, or 57%, in 2015 compared to 2014, mainly reflecting increased revenue from a 40% year over year increase in the number of our property manager customers. The overall increase was mostly attributable to revenue from Value+ services which increased by $15.5 million, or 69%, when compared to last year. The increase in Value+ services revenue was mainly driven by increased usage of our electronic payments platform, screening services and tenant liability insurance programs resulting from a larger property manager customer base and an increase in property manager units under management of 28% year over year. The overall increase in revenue was also the result of an increase in revenue from our core solutions of $9.7 million, or 43%, driven by growth in the number of our customers, units under management and strong customer renewal rates. The increase in other revenue of $2.1 million, or 77% was primarily the result of an increase in fees for website design fees and incremental revenue gained from the acquisition of RentLinx.

Cost of Revenue (Exclusive of Depreciation and Amortization)

	Year Ended December 31,			2015 to 2016 % Change	2014 to 2015 % Change
	2016	2015	2014
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$44,630	$33,903	$22,555	32%	50%
Percentage of revenue	42.3%	45.2%	47.3%
Fiscal 2016 Compared to Fiscal 2015
Cost of revenue (exclusive of depreciation and amortization) increased $10.7 million, or 32%, in 2016 compared to 2015. The increase was primarily due to increased third-party costs of $5.0 million driven by increased Value+ services, increased personnel-related costs of $3.9 million due to our headcount growth, as well as increased allocated and other costs of $1.8 million driven by expanded facilities, information technology and other shared expenses supporting our growth.
As a percentage of revenue, cost of revenue (exclusive of depreciation and amortization) improved 2.9 percentage points in 2016 compared to 2015. The improvement was primarily driven by a decrease in personnel-related costs due to our ability to increase revenue with a more moderate increase in headcount, and a decrease in third-party costs due to improved pricing with our third-party service providers as we continue to grow.
Fiscal 2015 Compared to Fiscal 2014
Cost of revenue (exclusive of depreciation and amortization) increased $11.3 million, or 50%, in 2015 compared to 2014. The increase was primarily due to increased third-party costs of $5.4 million driven by increased Value+ services, increased personnel-related costs of $4.5 million due to our headcount growth, as well as increased allocated and other costs of $1.4 million driven by expanded facilities, information technology and other shared expenses supporting our growth.
As a percentage of revenue, cost of revenue (exclusive of depreciation and amortization) improved 2.1 percentage points in 2015 compared to 2014. The improvement was primarily driven by a decrease in personnel-related costs and other costs due to our ability to increase revenue with a more moderate increase in headcount and supporting infrastructure.
Sales and Marketing

	Year Ended December 31,			2015 to 2016 % Change	2014 to 2015 % Change
	2016	2015	2014
	(dollars in thousands)
Sales and marketing	$28,827	$26,076	$16,876	11%	55%
Percentage of revenue	27.3%	34.8%	35.4%

Fiscal 2016 Compared to Fiscal 2015

Sales and marketing expense increased $2.8 million, or 11%, in 2016 compared to 2015. The increase was primarily due to increased personnel-related costs of $2.6 million due to our headcount growth and related commission based compensation, and increased allocated and other costs of $0.2 million driven by expanded facilities, information technology and other shared expenses supporting our growth.

Fiscal 2015 Compared to Fiscal 2014
Sales and marketing expense increased $9.2 million, or 55%, in 2015 compared to 2014. The increase was primarily due to increased personnel-related costs of $5.6 million due to our headcount growth and related commission based compensation, increased marketing program costs of $2.5 million incurred to support incremental revenue growth, and increased allocated and other costs of $1.0 million driven by expanded facilities, information technology and other shared expenses supporting our growth.

Research and Product Development

	Year Ended December 31,			2015 to 2016 % Change	2014 to 2015 % Change
	2016	2015	2014
	(dollars in thousands)
Research and product development	$12,638	$9,554	$6,505	32%	47%
Percentage of revenue	12.0%	12.7%	13.6%
Fiscal 2016 Compared to Fiscal 2015
Research and product development expense increased $3.1 million, or 32%, in 2016 compared to 2015. The increase was primarily due to increased personnel-related costs, net of capitalized software development costs of $1.9 million, due to our headcount growth and rate of innovation and increased allocated and other costs of $1.1 million driven by expanded facilities, information technology and other shared expenses supporting our growth.
Fiscal 2015 Compared to Fiscal 2014
Research and product development expense increased $3.0 million, or 47%, in 2015 compared to 2014. The increase was primarily due to increased personnel-related costs, net of capitalized software development costs of $2.1 million, due to our headcount growth and rate of innovation and increased allocated and other costs of $1.0 million driven by expanded facilities, information technology and other shared expenses supporting our growth.
     General and Administrative

	Year Ended December 31,			2015 to 2016 % Change	2014 to 2015 % Change
	2016	2015	2014
	(dollars in thousands)
General and administrative	$17,979	$14,343	$6,489	25%	121%
Percentage of revenue	17.0%	19.1%	13.6%
Fiscal 2016 Compared to Fiscal 2015
General and administrative expense increased $3.6 million, or 25%, in 2016 compared to 2015. The increase was primarily due to increased personnel-related costs of $4.4 million due to headcount growth and incentive-based compensation programs partially off-set by decreased allocated and other costs of $0.7 million related to certain costs incurred in 2015 for our initial public offering, or IPO, and incremental compensation paid to certain RentLinx personnel related to the acquisition that did not reoccur in 2016.
Fiscal 2015 Compared to Fiscal 2014
General and administrative expense increased $7.9 million, or 121%, in 2015 compared to 2014. The increase was primarily due to increased allocated and other costs of $4.6 million and increased personnel-related costs of $3.2 million due to our headcount growth. The increase in allocated and other costs included increased professional fees of $3.1 million in connection with our IPO, a $0.6 million payment to a third-party service provider to expedite our transition to a new partner, $0.3 million of legal fees associated with the acquisition of RentLinx, and increased allocated and other costs driven by expanded facilities, information technology and other shared expenses supporting our growth.

Depreciation and Amortization

	Year Ended December 31,			2015 to 2016 % Change	2014 to 2015 % Change
	2016	2015	2014
	(dollars in thousands)
Depreciation and amortization	$9,935	$6,104	$3,805	63%	60%
Percentage of revenue	9.4%	8.1%	8.0%
Fiscal 2016 Compared to Fiscal 2015
Depreciation and amortization expense increased $3.8 million, or 63%, in 2016 compared to 2015. The increase was primarily due to increased amortization expense of $2.8 million related to increased capitalized software development balances and increased depreciation expense of $0.9 million from capital purchases and building improvements made during 2016.
Fiscal 2015 Compared to Fiscal 2014
Depreciation and amortization expense increased $2.3 million, or 60%, in 2015 compared to 2014. The increase was primarily due to increased amortization expense of $1.5 million related to increased capitalized software development balances, increased depreciation expense of $0.4 million from capital purchases made during 2015, and increased amortization of intangible assets of $0.4 million from the acquisition of RentLinx.
Interest Income (Expense), net

	Year Ended December 31,			2015 to 2016 % Change	2014 to 2015 % Change
	2016	2015	2014
	(dollars in thousands)
Interest income (expense)	$246	$(595)	$59	N/A	N/A
Percentage of revenue	0.2%	(0.8)%	0.1%
Fiscal 2016 Compared to Fiscal 2015
Interest income, net increased by $0.8 million in 2016 compared to 2015. The increase is primarily due to holding investment securities for a full year in 2016 versus a few months in 2015 resulting in increased interest income of $0.2 million. In addition, interest expense decreased $0.6 million related to our term loan repaid in 2015 and the associated write-off of deferred financing costs.
Fiscal 2015 Compared to Fiscal 2014
Interest expense, net increased by $0.7 million in 2015 compared to 2014. The increase is primarily due to the interest expense recognized from the write-off of deferred financing costs associated with the repayment of our term loan in 2015 and interest expense incurred pursuant to the Original Credit Agreement of $0.8 million. The interest expense was offset by $0.2 million of interest income from our investment securities. For additional information regarding our Original Credit Agreement refer to Note 8, Long-term Debt, of our Consolidated Financial Statements.
Provision for Income Taxes

	Year Ended December 31,			2015 to 2016 % Change	2014 to 2015 % Change
	2016	2015	2014
	(dollars in thousands)
Provision for income taxes	$67	$75	$—	(11)%	—%
Percentage of revenue	0.1%	0.1%	—%
The provision for income taxes for the years ended December 31, 2016 and 2015, of $67,000 and $75,000, respectively is related to minimum state taxes and the amortization of tax deductible goodwill from the purchase of RentLinx in 2015 that is not an available source of income to realize the deferred tax asset.

Quarterly Results of Operations
The following table sets forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2016. We have prepared the unaudited quarterly consolidated statements of operations data on a basis consistent with the audited annual Consolidated Financial Statements included elsewhere in this Annual Report. In the opinion of management, the financial information in this table reflects all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of this data. This information should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report. The results of historical periods are not necessarily indicative of the results for any future period.

	Quarter Ended
	2016				2015
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$28,010	$28,162	$26,203	$23,211	$20,399	$20,305	$18,425	$15,848
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)(1)	11,243	11,645	11,212	10,530	9,465	9,264	8,109	7,065
Sales and marketing(1)	6,730	6,979	7,567	7,551	7,100	7,028	6,239	5,709
Research and product development(1)	3,107	3,464	3,024	3,043	2,594	2,797	2,154	2,009
General and administrative(1)	5,399	4,642	4,389	3,549	3,356	3,888	3,707	3,392
Depreciation and amortization	2,823	2,636	2,359	2,117	1,852	1,638	1,431	1,183
Total costs and operating expenses	29,302	29,366	28,551	26,790	24,367	24,615	21,640	19,358
Operating loss	(1,292)	(1,204)	(2,348)	(3,579)	(3,968)	(4,310)	(3,215)	(3,510)
Other income (expense), net	(3)	(12)	2	(24)	13	(1)	(5)	(2)
Interest income (expense), net	25	102	95	24	106	(426)	(243)	(32)
Loss before income taxes	(1,270)	(1,114)	(2,251)	(3,579)	(3,849)	(4,737)	(3,463)	(3,544)
Provision for income taxes	19	11	13	24	41	23	(63)	74
Net loss	$(1,289)	$(1,125)	$(2,264)	$(3,603)	$(3,890)	$(4,760)	$(3,400)	$(3,618)
Net loss per share, basic and diluted	$(0.04)	$(0.03)	$(0.07)	$(0.11)	$(0.12)	$(0.14)	$(0.36)	$(0.41)

(1)    Includes stock-based compensation expense as follows (in thousands):

	Quarter Ended
	2016				2015
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	(in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$150	$138	$138	$45	$38	$35	$27	$24
Sales and marketing	146	124	130	42	31	33	28	23
Research and product development	118	109	104	51	19	10	7	5
General and administrative	1,043	918	720	325	296	200	150	81
Total stock-based compensation expense	$1,457	$1,289	$1,092	$463	$384	$278	$212	$133

The following table sets forth selected consolidated statements of operations data for the specified periods as a percentage of our revenue for those periods.

	Quarter Ended
	2016				2015
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
Consolidated Statements of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	40.1%	41.4%	42.8%	45.4%	46.4%	45.6%	44.0%	44.6%
Sales and marketing	24.0%	24.8%	28.9%	32.5%	34.8%	34.6%	33.9%	36.0%
Research and product development	11.1%	12.3%	11.5%	13.1%	12.7%	13.8%	11.7%	12.7%
General and administrative	19.3%	16.5%	16.7%	15.3%	16.5%	19.1%	20.1%	21.4%
Depreciation and amortization	10.1%	9.4%	9.0%	9.1%	9.1%	8.1%	7.8%	7.5%
Total costs and operating expenses	104.6%	104.3%	109.0%	115.4%	119.5%	121.2%	117.4%	122.1%
Operating loss	(4.6)%	(4.3)%	(9.0)%	(15.4)%	(19.5)%	(21.2)%	(17.4)%	(22.1)%
Other expense, net	—%	—%	—%	(0.1)%	0.1%	—%	—%	—%
Interest income (expense), net	0.1%	0.4%	0.4%	0.1%	0.5%	(2.1)%	(1.3)%	(0.2)%
Loss before income taxes	(4.5)%	(4.0)%	(8.6)%	(15.4)%	(18.9)%	(23.3)%	(18.8)%	(22.4)%
Provision for income taxes	0.1%	—%	—%	0.1%	0.2%	0.1%	(0.3)%	0.5%
Net loss	(4.6)%	(4.0)%	(8.6)%	(15.5)%	(19.1)%	(23.4)%	(18.5)%	(22.8)%
Quarterly Revenue and Cost Trends
Our quarterly revenue trends generally reflect increased revenue from our property manager customers. The overall increase was primarily a result of a quarter-over-quarter increase in the number of our customers, property manager units under management, as well as strong customer renewal rates, and an increase in Value+ services revenue primarily attributable to the expansion of our electronic payments platform and screening services. We experience some seasonality in our revenue, primarily with respect to the screening services we provide to our property manager customers. These customers historically have processed fewer applications for new tenants during the fourth quarter holiday season; therefore, revenue associated with our screening services and new tenant applications typically declines in the fourth quarter of the year. As a result of this seasonal decline in revenue, we have typically experienced slower revenue growth in the fourth quarter of each year (and a slight decline in revenue in the fourth quarter of 2016) than we have experienced in other quarters.
Our quarter-over-quarter total costs and operating expenses as a percentage of revenue for each quarter during 2016 improved, with the exception of general and administrative expenses and depreciation and amortization, as we continue to realize operating leverage. General and administrative expenses fluctuated each quarter during 2016 primarily due to the impact of increased compensation due to an increase in headcount.
Our quarter-over-quarter total costs and operating expenses as a percentage of revenue for each quarter during 2015 remained consistent and scaled with the growth in our business.

Liquidity and Capital Resources
Cash and Cash Equivalents
As of December 31, 2016, and 2015, our principal sources of liquidity were cash and cash equivalents and investment securities, which had an aggregate balance of $52.9 million and $56.7 million, respectively.
Working Capital
As of December 31, 2016, we had working capital of $10.9 million, compared to working capital of $10.6 million as of December 31, 2015. The increase in our working capital was primarily due to an increase in the current portion of investment securities, accounts receivable and prepaid expenses and a decline in accounts payable, offset by increases in our accrued employee expenses, accrued expenses and deferred revenue from the continued growth of our business and a decline in our cash and cash equivalents.

Revolving Facility
As of December 31, 2016, we had a $25.0 million revolving line of credit, which we refer to as the Revolving Facility, under the terms of the Credit Agreement with Wells Fargo, as administrative agent, and the lenders and parties thereto. As of December 31, 2016, we had no outstanding balance under the Revolving Facility. As of December 31, 2015, we had an outstanding balance of $12,000. For additional information regarding our Credit Agreement refer to Note 8, Long-term Debt of our Consolidated Financial Statements.
Liquidity Requirements
We believe that our existing cash and cash equivalents, investment securities, available borrowing capacity of $25.0 million under the Revolving Facility, and cash generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net cash provided by (used in) operating activities	$11,500	$(6,844)	$475
Net cash used in investing activities	(13,065)	(59,367)	(6,476)
Net cash provided by financing activities	201	72,862	144
Net (decrease) increase in cash and cash equivalents	$(1,364)	$6,651	$(5,857)
Cash Provided by (Used in) Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our core solutions and Value+ services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
For the year ended December 31, 2016, cash provided by operating activities was $11.5 million resulting from our net loss of $8.3 million, adjusted by non-cash charges of $14.7 million and a net increase in our operating assets and liabilities of $5.0 million. The non-cash charges primarily consist of $9.9 million of depreciation and amortization of our property and equipment and capitalized software and $4.3 million of stock-based compensation. The net increase in our operating assets and liabilities was mostly attributable to an increase of $2.7 million in deferred revenue in line with our increased revenues, a $2.2 million increase in accrued employee expenses related to an overall increase in personnel-related costs, and a $1.1 million increase in accrued expenses primarily due to payment processing fees and fees associated with our resident screening services driven by growth in our Value+ services, and a $0.8 million increase in other liabilities. The increase in our operating assets and liabilities was partially offset by a decrease in accounts payable of $0.9 million, an increase in accounts receivable of $0.5 million, and an increase in our prepaid expenses and current assets of $0.4 million, in conjunction with our growth and expansion during 2016.

For the year ended December 31, 2015, cash used in operating activities was $6.8 million resulting from our net loss of $15.7 million, adjusted by non-cash charges of $6.8 million and a net increase in our operating assets and liabilities of $2.1 million. The net increase in our non-cash charges was primarily the result of an increase of $6.1 million of depreciation and amortization of our property and equipment and capitalized software and $1.0 million of stock-based compensation. The net increase in our operating assets and liabilities was mostly attributable to an increase of $1.9 million in accrued employee expenses related to an overall increase in personnel-related costs, a $1.2 million increase in deferred revenue in line with our increased revenues, a $1.1 million increase in accrued expenses mostly attributed to payment processing fees driven by growth in our Value+ services, and a $1.0 million increase in other liabilities. The increase in our operating assets and liabilities was offset by an increase in our prepaid expenses and current assets of $1.9 million, an increase in accounts receivable of $0.7 million in conjunction with our growth and expansion during 2015, and a decrease in accounts payable of $0.4 million.
For the year ended December 31, 2014, cash provided by operating activities was $0.5 million resulting from our net loss of $8.6 million, adjusted by non-cash charges of $4.9 million and a net increase of $4.2 million in our operating assets and liabilities. The net increase in our non-cash charges was primarily the result of an increase of $3.8 million of depreciation and amortization of our property and equipment and capitalized software, and $0.9 million of stock-based compensation. The net increase in our operating assets and liabilities was primarily the result of a $1.8 million increase in accounts payable, a $1.1 million increase in accrued employee expenses related to an overall increase in personnel-related costs, a $1.0 million increase in accrued expenses due to an overall increase in expenditures associated with the growth of our business, and a $0.8 million increase in deferred revenue as a result of increased subscription sales, offset by a $0.4 million decrease in accounts receivable as a result of improved collections.
Cash Used in Investing Activities
Cash used in investing activities is generally comprised of purchases, maturities and sales of investment securities, additions to capitalized software development, cash paid for business acquisitions and purchases and dispositions of capital expenditures.
For the year ended December 31, 2016, investing activities used $13.1 million in cash primarily as a result of $31.6 million of investment securities purchased offset by $21.3 million of maturities and $12.6 million of sales of investment securities. In addition, we had an increase in capitalized software development costs of $11.2 million for the continued investment in our software development, and capital expenditures of $4.2 million to purchase property and equipment for the continued growth and expansion of our business.
For the year ended December 31, 2015, investing activities used $59.4 million in cash primarily as a result of $74.2 million of investment securities purchased offset by $26.1 million of maturities and $4.1 million of sales of investment securities. In addition, we had an increase in capitalized software development costs of $7.7 million for the continued investment in our software development, an increase in capital expenditures of $3.7 million to purchase property and equipment for the continued growth and expansion of our business. We also used $4.0 million of cash for the acquisition of RentLinx.
For the year ended December 31, 2014, investing activities used $6.5 million in cash primarily as a result of an increase in capitalized software development costs of $4.6 million, and an increase in capital expenditures of $1.9 million to purchase property and equipment.
Cash Provided by Financing Activities
Cash provided by financing activities is generally comprised of proceeds from our IPO, proceeds from the exercise of stock options and restricted stock awards, proceeds from the issuance of debt or draws from our revolving credit facility and principal repayments of our term loan and on our revolving credit facility.
For the year ended December 31, 2016, financing activities provided $0.2 million in cash primarily as a result of proceeds from stock option exercises offset by tax withholdings from restricted stock unit, or RSU, net settlements.
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

Contractual Obligations and Other Commitments

Our principal commitments consist of contractual obligations under our operating leases for office space. The following table summarizes our contractual obligations and other commitments as of December 31, 2016:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Operating lease obligations	$8,292	$2,375	$3,449	$2,288	$180
At December 31, 2016, liabilities for unrecognized tax benefits of $4.0 million were not included in our contractual obligations in the table above because, due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that would extinguish these liabilities.
In February 2017, we signed a lease amendment for 50 Castilian Drive in Santa Barbara, California, our corporate headquarters. This amendment extends the term from February 2018 to December 2021. The total commitment under this lease extension is $3.1 million. All other terms and conditions from the original lease and previous amendments remain the same.
For additional information regarding our contractual obligations, commitments and indemnification arrangements refer to Note 9, Commitments and Contingencies of our Consolidated Financial Statements.
Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our financial statements and the related notes included elsewhere in this Annual Report are prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and operating expenses, provision for income taxes and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. However, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
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
Revenue Recognition
We primarily generate revenue from our customers on a subscription basis for our core solutions and Value+ services for our cloud-based property management and legal software solutions. Subscription fees for our core solutions are charged on a per-unit per-month basis for our property management software solution and on a per-user per-month basis for our legal software solution. We recognize subscription revenue on a straight-line basis over the terms of the subscription agreements, which range from one month to one year. We generally invoice our customers for subscription services in monthly, quarterly or annual installments, typically in advance of the subscription period. Any revenues which are billed in advance are recorded as deferred revenue.
We also charge our customers on a subscription basis for many of our Value+ services. Our subscription fees are designed to scale to the size of our customers’ businesses. We charge our customers usage-based fees for using certain Value+ services, although fees for electronic payment processing are generally paid by the clients of our customers. Usage-based fees are charged on a flat fee per transaction basis with no minimum usage commitments. We recognize revenue for usage-based services in the period the service is rendered. We generally invoice our customers for usage-based services on a monthly basis for services rendered in the preceding month.

Our legal software core solution offers our customers a free-trial period to try our software. Revenue is not recognized until the free-trial period is complete and the customer has entered into a subscription agreement with us.
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
     Internal-Use Software
We account for the costs of computer software obtained or developed for internal use in accordance with Accounting Standards Codification ("ASC") 350, Intangibles-Goodwill and Other ("ASC 350"). These include costs incurred in connection with the development of our internal-use software solutions when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and perform as intended. These capitalized costs include personnel and related expenses for employees who are directly associated with and who devote time to internal-use software projects and, when material, interest costs incurred during the development. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for significant upgrades and enhancements to our software solutions are also capitalized. Costs incurred for post-configuration training, maintenance and minor modifications or enhancements are expensed as incurred. Capitalized software development costs are amortized using the straight-line method over an estimated useful life of three years. We do not transfer ownership of our software, or lease our software, to third parties.
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
Acquisition-related transaction costs are not included as a component of consideration transferred, but are accounted for as an operating expense in the period in which the costs are incurred.
Goodwill and Intangible Assets
Goodwill and intangible assets are evaluated for impairment annually in the fourth quarter or whenever events or circumstances indicate the carrying value of goodwill may not be recoverable or when there is a triggering event. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decline in expected cash flows.
When evaluating goodwill for impairment, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if an entity concludes otherwise, then it is required to perform the first of a two-step impairment test.
The first step of the impairment test involves comparing the estimated fair value of a reporting unit with its book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the carrying amount of the goodwill is compared with its implied fair value. The estimate of implied fair value of goodwill may require valuations of certain internally generated and unrecognized intangible assets. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess above the estimated fair value.
At December 31, 2016, we determined our goodwill was not impaired as the fair value of our reporting unit significantly exceeded its carrying value.

Stock-Based Compensation
We account for stock-based compensation awards granted to employees and directors by recording compensation expense based on the awards’ grant-date estimated fair value, in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”) over the vesting period. We estimate the fair value of restricted stock awards ("RSA"), restricted stock units ("RSU") and performance based RSUs ("PSU") based on the fair value of our common stock on the date of grant. We estimate the fair value of stock options and performance based stock options ("PSO") using the Black-Scholes option-pricing model. Determining the fair value of stock options under this model requires highly subjective assumptions, including the fair value of the underlying common stock, the risk-free interest rate, the expected term of the award, the expected volatility of the price of our common stock, and the expected dividend yield of our common stock. These estimates involve inherent uncertainties and the application of management’s judgment. If we had made different assumptions, our stock-based compensation expense could have been materially different.
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
The Black-Scholes option-pricing model utilizes the following assumptions and estimates in the calculation of the fair value for options and PSOs:

▪	Risk-Free Interest Rate - The risk free interest rate assumption is based upon observed interest rates on United States government securities appropriate for the expected term of the stock option.

▪
Expected Term - Given we do not have sufficient exercise history to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior, we determine the expected term using the simplified method, which is calculated as the midpoint of the stock option vesting term and the expiration date of the stock option.

▪
Expected Volatility - We determine the expected volatility based on the historical average volatilities of publicly traded industry peers. We intend to continue to consistently apply this methodology using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock price becomes available, unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose stock prices are publicly available would be utilized in the calculation.

▪	Expected Dividend Yield - We have not paid and do not anticipate paying any cash dividends in the foreseeable future and, therefore, we use an expected dividend yield of zero.
In 2016, we began granting PSOs and PSUs. The fair value of the PSOs are estimated using the Black-Scholes option-pricing model and the PSUs fair value is based on the fair value of our common stock on the date of grant. The vesting of the PSOs and PSUs is based on achievement of a pre-established free cash flow performance metric and continued employment throughout the performance period. We recognize expense for the PSOs and PSUs based on the grant date fair value and combined with the determination of the probability of the number of shares that will vest at the end of the performance period. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSOs and PSUs that are probable of vesting.

In addition to the assumptions used in the Black-Scholes option-pricing model, we also estimate a forfeiture rate to calculate our stock-based compensation expense. The forfeiture rate is based on an analysis of actual forfeitures for each type of grant made. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and other factors. Changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the estimated forfeiture rate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to our stock-based compensation expense recognized in our consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to our stock-based compensation expense recognized in our consolidated financial statements.
We will continue to use judgment in evaluating the expected volatility, expected term and forfeiture rate utilized in our stock-based compensation expense calculations on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates of expected volatility, expected term and forfeiture rates, which could materially impact our future stock-based compensation expense.
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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
At December 31, 2016, we had cash and cash equivalents of $10.7 million consisting of bank deposits and money market funds and $42.2 million of investment securities which are comprised of fixed rate debt securities and certificates of deposit. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
In September 2015, we began investing in corporate debt securities, agency securities and certificate of deposits which we collectively refer to as investment securities. The primary objective of investing in the securities is to support our liquidity and capital needs. Our investment securities are exposed to market risk due to interest rate fluctuations. While fluctuations in interest rates do not impact our interest income from our investment securities as all of these securities have fixed interest rates, changes in interest rates may impact the fair value of the investment securities. Since our investment securities are held as available for sale, all changes in fair value impact our other comprehensive income unless an investment security is considered impaired in which case changes in fair value are reported in other expense. As of December 31, 2016, a hypothetical 100 basis point decrease in interest rates would have resulted in an approximate increase in fair value or unrealized gain of $0.5 million and a hypothetical 100 basis point decrease in interest rates would have resulted in an approximate decrease in fair value or unrealized loss of $0.5 million. This estimate is based on a sensitivity model which measures an instant change in interest rates by 1% or 100 basis points at December 31, 2016.
Inflation Risk
We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in inflation rates.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of AppFolio, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, and convertible preferred stock and stockholders’ deficit present fairly, in all material respects, the financial position of AppFolio, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 27, 2017

APPFOLIO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$10,699	$12,063
Investment securities—current	15,473	10,235
Accounts receivable, net	2,511	2,048
Prepaid expenses and other current assets	3,537	3,160
Total current assets	32,220	27,506
Investment securities—noncurrent	26,688	34,417
Property and equipment, net	7,077	6,107
Capitalized software, net	15,539	10,022
Goodwill	6,737	6,737
Intangible assets, net	3,105	4,516
Other assets	1,217	1,176
Total assets	$92,583	$90,481
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$937	$2,369
Accrued employee expenses	7,550	5,159
Accrued expenses	4,044	3,340
Deferred revenue	7,638	4,953
Other current liabilities	1,192	1,084
Total current liabilities	21,361	16,905
Other liabilities	1,540	879
Total liabilities	22,901	17,784
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000 authorized and no shares issued and outstanding as of December 31, 2016 and 2015	—	—
Class A common stock, $0.0001 par value, 250,000 shares authorized as of December 31, 2016 and 2015; 11,691 and 9,005 shares issued and outstanding as of December 31, 2016 and 2015, respectively	1	1
Class B common stock, $0.0001 par value, 50,000 shares authorized as of December 31, 2016 and 2015; 22,028 and 24,541 shares issued and outstanding as of December 31, 2016 and 2015, respectively	3	3
Additional paid-in capital	146,692	141,528
Accumulated other comprehensive loss	(51)	(153)
Accumulated deficit	(76,963)	(68,682)
Total stockholders’ equity	69,682	72,697
Total liabilities and stockholders’ equity	$92,583	$90,481
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue	$105,586	$74,977	$47,671
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	44,630	33,903	22,555
Sales and marketing	28,827	26,076	16,876
Research and product development	12,638	9,554	6,505
General and administrative	17,979	14,343	6,489
Depreciation and amortization	9,935	6,104	3,805
Total costs and operating expenses	114,009	89,980	56,230
Loss from operations	(8,423)	(15,003)	(8,559)
Other income (expense), net	(37)	5	(121)
Interest income (expense), net	246	(595)	59
Loss before provision for income taxes	(8,214)	(15,593)	(8,621)
Provision for income taxes	67	75	—
Net loss	$(8,281)	$(15,668)	$(8,621)
Net loss per share, basic and diluted	(0.25)	(0.73)	(0.98)
Weighted average common shares outstanding, basic and diluted	33,561	21,336	8,757
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(8,281)	$(15,668)	$(8,621)
Other comprehensive income (loss):
Changes in unrealized gains (losses) on investment securities	102	(153)	—
Comprehensive loss	$(8,179)	$(15,821)	$(8,621)

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

								Accumulated
							Additional	Other
	Convertible		Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Preferred Stock		Class A		Class B		Capital	Loss	Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2013	68,027	$63,166	—	$—	8,871	$1	$433	$—	$(44,393)	$(43,959)
Exercise of stock options	—	—	—	—	171	—	168	—		168
Stock-based compensation	—	—	—	—	—	—	945	—		945
Net loss	—	—	—	—	—		—	—	(8,621)	(8,621)
Balance at December 31, 2014	68,027	63,166	—	—	9,042	1	1,546	—	(53,014)	(51,467)
Exercise of stock options	—	—	2	—	315	—	357	—	—	357
Stock-based compensation	—	—	—	—	—	—	1,103	—	—	1,103
Conversion of convertible preferred stock in connection with initial public offering	(68,027)	(63,166)	—	—	17,007	2	63,164	—	—	63,166
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	7,130	1	—	—	75,358	—	—	75,359
Conversion of Class B stock to Class A stock	—	—	1,848	—	(1,848)	—	—	—	—	—
Issuance of restricted stock awards	—	—	25	—	25	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	(153)	—	(153)
Net loss	—	—	—	—	—	—	—	—	(15,668)	(15,668)
Balance at December 31, 2015	—	—	9,005	1	24,541	3	141,528	(153)	(68,682)	72,697
Exercise of stock options	—	—	140	—	1		352	—	—	352
Stock-based compensation	—	—	—	—	—	—	4,495	—	—	4,495
Vesting of restricted stock units, net of shares withheld for taxes			10	—	—	—	127	—	—	127
Vesting of early exercised shares	—	—	—	—	—	—	190	—	—	190
Conversion of Class B stock to Class A stock	—	—	2,514	—	(2,514)	—	—	—	—	—
Issuance of restricted stock awards	—	—	22	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	102	—	102
Net loss	—	—	—	—	—	—	—	—	(8,281)	(8,281)
Balance at December 31, 2016	—	—	11,691	$1	22,028	$3	$146,692	$(51)	$(76,963)	$69,682
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash from operating activities
Net loss	$(8,281)	$(15,668)	$(8,621)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,935	6,104	3,805
Purchased investment premium, net of amortization	245	(865)	—
Amortization of deferred financing costs	63	456	—
Loss on disposal of property, equipment and intangibles	41	67	116
Stock-based compensation	4,301	1,007	892
Lease abandonment	161	—	—
Change in fair value of contingent consideration	—	—	26
Loss on equity-method investment	—	—	19
Changes in operating assets and liabilities:
Accounts receivable	(463)	(746)	(401)
Prepaid expenses and other current assets	(377)	(1,893)	(549)
Other assets	(103)	(56)	(5)
Accounts payable	(904)	(439)	1,831
Accrued employee expenses	2,223	1,887	1,088
Accrued expenses	1,148	1,135	1,011
Deferred revenue	2,685	1,173	837
Other liabilities	826	994	426
Net cash provided by (used in) operating activities	11,500	(6,844)	475
Cash from investing activities
Purchases of property and equipment	(4,242)	(3,694)	(1,878)
Additions to capitalized software	(11,166)	(7,677)	(4,567)
Purchases of investment securities	(31,551)	(74,176)	—
Sales of investment securities	12,559	4,100	—
Maturities of investment securities	21,337	26,136	—
Cash paid in business acquisition, net of cash acquired	—	(4,039)	—
Purchases of intangible assets	(2)	(17)	(31)
Net cash used in investing activities	(13,065)	(59,367)	(6,476)
Cash from financing activities
Proceeds from stock option exercises	352	357	168
Proceeds from issuance of restricted stock	—	141	—
Proceeds from issuance of options	—	208	—
Tax withholding for net share settlement	(111)	—	—
Principal payments under capital lease obligations	(29)	(27)	(24)
Proceeds from initial public offering, net of underwriting discounts and commissions	—	79,570	—
Payments of initial public offering costs	—	(4,213)	—
Payment of contingent consideration	—	(2,429)	—
Proceeds from issuance of debt	117	10,253	—
Principal payments on debt	(128)	(10,241)	—
Payment of debt issuance costs	—	(757)	—
Net cash provided by financing activities	201	72,862	144

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net (decrease) increase in cash and cash equivalents	(1,364)	6,651	(5,857)
Cash and cash equivalents
Beginning of period	12,063	5,412	11,269
End of period	$10,699	$12,063	$5,412

Supplemental disclosure of cash flow information
Cash paid for interest	$191	$797	$—
Cash paid for taxes	27	91	—

Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$261	$1,220	$46
Additions of capitalized software included in accrued employee expenses	458	290	—
Stock-based compensation capitalized for software development	431	166	53
Conversion of convertible preferred stock into common stock in connection with initial public offering	—	63,166	—

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
Reclassifications
We reclassified certain amounts in our Consolidated Statements of Cash Flows within the cash from investing activities section in the prior year to conform to the current year's presentation.
Use of Estimates
The preparation of financial statements is in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. On an ongoing basis, management evaluates its estimates based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.
Segment Information
Our chief operating decision maker reviews financial information presented on an aggregated and consolidated basis, together with revenue information for our core solutions, Value+ and other service offerings, principally to make decisions about how to allocate resources and to measure our performance. Accordingly, management has determined that we have one reportable and operating segment.
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

Concentrations of credit risk with respect to accounts receivable and revenue are limited due to a large, diverse customer base. No individual customer represented 10% or more of accounts receivable as of December 31, 2016 and 2015 or revenue for the years ended December 31, 2016, 2015 and 2014.
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
Level 1 - Quoted prices in active markets for identical assets or liabilities or funds.
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3- Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Cash and Cash Equivalents and Restricted Cash
We consider all highly liquid investments, readily convertible to cash, and which have a remaining maturity date of three months or less at the date of purchase, to be cash equivalents. Cash and cash equivalents are recorded at fair value and consist primarily of bank deposits and money market funds.
Restricted cash of $0.4 million as of December 31, 2016 and 2015, is comprised of certificates of deposits relating to collateral requirements for customer automated clearing house (“ACH”) and credit card chargebacks and minimum collateral requirements for our insurance services, which are recorded in other long term assets.
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
Accounts Receivable
Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts. The allowance for doubtful accounts is based on historical loss experience, the number of days that receivables are past due, and an evaluation of the potential risk of loss associated with delinquent accounts. Accounts receivable considered uncollectable are charged against the allowance for doubtful accounts when identified. We do not have any off-balance sheet credit exposure related to our customers. As of December 31, 2016, 2015 and 2014, our allowance for doubtful accounts was not material.

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
Leases
Leases are evaluated and classified as either operating or capital leases. All of our office space leases are operating leases.
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
Impairment of Long-Lived Assets
We assess the recoverability of our long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Such events or changes in circumstances may include a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Impairment testing is performed at an asset level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We assess recoverability of long-lived assets by determining whether the carrying value of an asset can be recovered through projected undiscounted cash flows over its remaining life. If the carrying value of an asset exceeds the forecasted undiscounted cash flows, an impairment loss is recognized, measured as the amount by which the carrying value exceeds estimated fair value. An impairment loss is charged to operations in the period in which management determines such impairment. There were no impairment charges related to the identified long-lived assets for the years ended December 31, 2016, 2015 and 2014.
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
Acquisition-related transaction costs are not included as a component of consideration transferred, but are accounted for as an operating expense in the period in which the costs are incurred.
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
We have one reporting unit and we test for goodwill impairment annually during the fourth quarter of the calendar year. At December 31, 2016 and 2015, we determined our goodwill of $6.7 million was not impaired as the fair value of our reporting unit significantly exceeded its carrying value based on the results of our annual impairment tests.
Revenue Recognition
We primarily generate revenue from our customers for subscriptions to access to our core solutions and Value+ services for our cloud-based property management and legal software solutions. Subscription fees for our core solutions are charged on a per-unit per-month basis for our property management software solution and on a per-user per-month basis for our legal software solution. We recognize subscription revenue on a straight-line basis over the terms of the subscription agreements, which range from one month to one year. We generally invoice our customers for subscription services in monthly, quarterly or annual installments, typically in advance of the subscription period. Any revenues which are billed in advance are recorded as deferred revenue.
We charge our customers on a subscription basis for our core solutions and many of our Value+ services. Our subscription fees are designed to scale to the size of our customers’ businesses. We also charge our customers usage-based fees for using certain Value+ services, including electronic payment processing. Usage-based fees are charged on a flat fee per transaction basis with no minimum usage commitments. We recognize revenue for usage-based services in the period the service is rendered. We generally invoice our customers for usage-based services on a monthly basis for services rendered in the preceding month with the exception of fees for electronic payment processing, which are generally paid by the clients of our customers at the time the electronic payment is processed.

Our legal software core solution offers their customers a free-trial period to try our software. Revenue is not recognized until the free-trial period is complete and the customer has entered into a subscription agreement with us.
Our customers do not have rights to the underlying software code of our solutions, and accordingly, the Company's revenue arrangements are outside the scope of the software revenue recognition guidance, and recognized in accordance with Staff Accounting Bulletin ("SAB") Topic 13. We recognize revenue when (i) there is persuasive evidence of an arrangement, (ii) our software solutions have been made available or delivered, or services have been performed, (iii) the amount of fees is fixed or determinable, and (iv) collectability is reasonably assured. Evidence of an arrangement generally consists of either a signed customer contract or an online click-through agreement. We consider that delivery of a solution or website has commenced once we provide the customer with access to use the solution or website. Fees are fixed based on rates specified in the subscription agreements, which do not provide for any refunds or adjustments. If collectability is not considered reasonably assured, revenue is deferred until the fees are collected. Some of our subscription agreements contain minimum cancellation fees in the event that the customer cancels the subscription early.
For multiple-deliverable arrangements, we first assess whether each deliverable has value to the customer on a standalone basis. We have determined that the subscription services related to our core solutions have value on a standalone basis because, once access is provided, they are fully functional and do not require additional development, modification or customization. Our Value+ services have value on a standalone basis as the services are sold separately by other vendors and are not essential to the functionality of the other deliverables. Usage-based services have value to the customer on a standalone basis as they are sold separately by other vendors and are not essential to the functionality of the other deliverables. The usage-based services are typically entered into subsequent to the initial customer arrangement. In multiple-deliverable arrangements that contain usage-based services, the customer has the option to purchase the services on an ad hoc basis, and payments are made when the services are rendered.
Based on the standalone value of the deliverables, and since our customers do not have a general right of return, we allocate revenue among the separate non-contingent deliverables in a multiple-deliverable arrangement under the relative selling price method using the selling price hierarchy within the revenue accounting guidance (ASU 2009-13, Revenue Recognition, Topic 605). The selling price hierarchy requires the selling price of each deliverable in a multiple-deliverable arrangement to be based on, in descending order, (i) vendor-specific objective evidence of fair value, or VSOE, (ii) third-party evidence of fair value, or TPE, or (iii) management’s best estimate of the selling price, or BESP.
For our property manager core solution, we have established VSOE based on our consistent historical pricing and discounting practices for customer renewals where the customer only subscribes to our core solutions, and based on the price established by management for elements not yet being sold separately. In establishing VSOE, the substantial majority of the selling prices for our core solutions fall within a reasonably narrow pricing range, and the price once established by management for elements not yet being sold separately are not offered at a discount. For our legal software core solution, we utilize BESP to allocate revenue among the separate non-contingent deliverables, as we have been unable to establish VSOE due to our discounting practices, and we have been unable to obtain TPE.
After the contract value is allocated to each non-contingent deliverable in a multiple-deliverable arrangement based on the relative selling price, revenue is recognized for each deliverable based on the pattern in which the revenue is earned. For subscriptions services, revenue is recognized on a straight-line basis over the subscription period. For usage-based services, revenue is recognized as the services are rendered. For one-time services, revenue is recognized upon completion of the related services. Sales commissions and other incremental costs to acquire contracts are expensed as incurred.
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

Advertising expenses were $3.6 million, $3.6 million and $2.1 million for the years ended December 31, 2016, 2015 and 2014, respectively, and are expensed as incurred.
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
General and Administrative
General and administrative expense consists of personnel-related costs (including salaries, incentive-based compensation, benefits, and stock-based compensation) for employees in our executive, finance, information technology, or IT, human resources, legal and administrative organizations. In addition, general and administrative expense includes fees for third-party professional services (including consulting, legal and audit services), other corporate expenses, and allocated shared costs.
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
Stock-Based Compensation
We account for stock-based compensation awards granted to employees and directors by recording compensation expense based on the awards’ grant-date estimated fair value, in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”) over the vesting period. We estimate the fair value of restricted stock awards ("RSA"), restricted stock units ("RSU") and performance based RSUs ("PSU") based on the fair value of our common stock on the date of grant. We estimate the fair value of stock options and performance based stock options ("PSO") using the Black-Scholes option-pricing model. Determining the fair value of stock options under this model requires highly subjective assumptions, including the fair value of the underlying common stock, the risk-free interest rate, the expected term of the award, the expected volatility of the price of our common stock, and the expected dividend yield of our common stock. These estimates involve inherent uncertainties and the application of management’s judgment. If we had made different assumptions, our stock-based compensation expense could have been materially different.
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
Since our IPO in June 2015, the fair value of our common stock is based on the closing price of our common stock, as quoted on the NASDAQ Global Market, on the date of grant and we utilized the following assumptions and estimates when utilizing the Black-Sholes option-pricing model when calculating the fair value of our options and PSOs:

▪	Risk-Free Interest Rate - The risk free interest rate assumption is based upon observed interest rates on United States government securities appropriate for the expected term of the stock option.

▪
Expected Term - Given we do not have sufficient exercise history to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior, we determine the expected term using the simplified method, which is calculated as the midpoint of the stock option vesting term and the expiration date of the stock option.

▪
Expected Volatility - We determine the expected volatility based on the historical average volatilities of publicly traded industry peers. We intend to continue to consistently apply this methodology using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock price becomes available, unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose stock prices are publicly available would be utilized in the calculation.

▪	Expected Dividend Yield - We have not paid and do not anticipate paying any cash dividends in the foreseeable future and, therefore, we use an expected dividend yield of zero.
Forfeiture Rate
In addition to the assumptions used in the Black-Scholes option-pricing model, we also estimate a forfeiture rate to calculate our stock-based compensation expense for our options and awards. The forfeiture rate is based on an analysis of actual forfeitures. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and other factors. Changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the estimated forfeiture rate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to our stock-based compensation expense recognized in our consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to our stock-based compensation expense recognized in our consolidated financial statements.
Restricted Stock Units
In September 2015, we began granting restricted stock units ("RSUs"). The vesting of RSUs is in equal tranches over four annual periods. The RSUs are expensed on a straight-line basis over the vesting period. The shares underlying the RSU grants are not issued and outstanding until the applicable vesting date.
Performance Based Equity Awards
In 2016, we began granting PSOs and PSUs. The fair value of the PSOs are estimated using the Black-Scholes option-pricing model and the PSUs fair value is based on the fair value of our common stock on the date of grant. The vesting of the PSOs and PSUs is based on achievement of a pre-established free cash flow performance metric and continued employment throughout the performance period. We recognize expense for the PSOs and PSUs based on the grant date fair value to the extent vesting of the award is probable. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSOs and PSUs that are probable of vesting. PSOs and PSUs will vest upon achievement of the performance metric once such calculation is reviewed and approved by the Board of Directors.
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

Net Loss per Share
The following table presents a reconciliation of our weighted average number of Class A and Class B common shares used to compute net loss per share (in thousands):

	Year Ended December 31,
	2016	2015	2014
Weighted average shares outstanding	33,639	21,486	8,998
Less: Weighted average unvested restricted shares subject to repurchase	78	150	241
Weighted average number of shares used to compute basic and diluted net loss per share	33,561	21,336	8,757
Because we reported net losses for all periods presented, all potentially dilutive common stock equivalents are antidilutive for those periods and have been excluded from the calculation of net loss per share. The diluted net loss per a common share were the same for Class A and Class B common shares because they are entitled to the same liquidation and dividend rights.
The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Options to purchase common stock	1,718	1,171
Unvested restricted stock awards	46	120
Unvested restricted stock units	496	17
Contingent restricted stock units (1)	34	49
Total shares excluded from net loss per share attributable to common stockholders	2,294	1,357
(1) The reported shares are based on a fixed price RSU commitment for which the number of shares has not been determined at the grant date and performance based RSUs which have met the performance metric but, have not be issued.  The RSUs disclosed with a fixed price in the table above are based on the closing price of our stock at December 31, 2016 divided by the future fixed price commitment to issue shares in the future. For additional information regarding the RSUs granted refer to Note 11, Stock-Based Compensation.
Recent Accounting Pronouncements
Under the Jumpstart our Business Startups Act (the “JOBS Act”), we meet the definition of an emerging growth company. We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”). The new revenue standards will be effective for the Company on January 1, 2018. Early adoption is permitted as of January 1, 2017. The Company expects to adopt ASU 2014-09 on January 1, 2018. The standard permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and we are currently evaluating the effect that the new revenue standards will have on our consolidated financial statements and related disclosures. Based on our preliminary assessments, we do not expect there will be a material impact to our revenues upon adoption. We are continuing to evaluate the impact to our revenues related to our pending adoption of Topic 606 and our preliminary assessments are subject to change. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to recognition of costs related to obtaining customer contracts. Under current GAAP, sales commissions and other incremental costs to acquire contracts are expensed as incurred. Under the new revenue standards, such costs will be deferred and recognized over a period of time. We are still evaluating the new revenue standards and assessing the impact this identified difference in accounting treatment may have on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We anticipate this standard will have a material impact on our consolidated financial statements. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting and reporting of our operating leases on our balance sheet.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 781), Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which amends and simplifies the accounting for share-based payment awards in three areas; (1) income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. ASU 2016-19 also provides an accounting policy election to account for forfeitures as they occur. For public companies, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We do not expect the adoption of ASU 2016-09 on January 1, 2017, to have a material impact on our consolidated financial statements due to the full valuation allowance on our deferred tax assets. We have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized each period.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which amends the current accounting guidance and requires the measurement of all expected losses based on historical experience, current conditions and reasonable and supportable forecasts. This guidance amends the accounting for credit losses for available-for-sale securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period after December 15, 2018. We do not expect the adoption of this guidance to have a material impact on our financial condition, results of operations, cash flows or disclosures.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which provides cash flow statement classification guidance for debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We have not yet determined the effect of this guidance on our statement of cash flows.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16), which changes the timing of when certain intercompany transactions are recognized within the provision for income taxes. ASU 2016-16 is effective on January 1, 2018. Early adoption is permitted. We have not yet determined the effect of this guidance on our financial condition, results of operations, cash flows or disclosures.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which provides amendments to current guidance to address the classification and presentation of changes in restricted cash in the statement of cash flows. ASU 2014-09 is effective on January 1, 2018 and early adoption is permitted. We are still evaluating the effect of this guidance on our financial statements, although we expect that adoption will change the current presentation of restricted cash on our statement of cash flows as well as require additional disclosures to reconcile cash and cash equivalents per the balance sheet to cash and cash equivalents on the statement of cash flows.

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

As of the date of acquisition, we did not provide pro forma or current period financial information as it was not material to our Consolidated Financial Statements.

4. Investment Securities and Fair Value Measurements
Investment Securities

Investment securities classified as available-for-sale consisted of the following at December 31, 2016 and 2015 (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$30,492	$9	$(56)	$30,445
Agency securities	6,248	—	(20)	6,228
Certificates of deposit	$5,472	$16	$—	5,488
Total available-for-sale investment securities	$42,212	$25	$(76)	$42,161

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$30,568	$—	$(126)	$30,442
Agency securities	8,012	—	(12)	8,000
Certificates of deposit	6,225	—	(15)	6,210
Total available-for-sale investment securities	$44,805	$—	$(153)	$44,652
We had certain investment securities in an unrealized loss position at December 31, 2016 and 2015, and none of these securities have been in a continuous unrealized loss position for more than 12 months. These unrealized loss positions are considered temporary and there were no impairments considered "other-than-temporary" as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis.
At December 31, 2016 and 2015, the contractual maturities of our investments did not exceed 36 months. The fair values of available-for-sale investments, by remaining contractual maturity, are as follows (in thousands):

	December 31, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$15,475	$15,473	$10,249	$10,235
Due after 1 year through 3 years	26,737	26,688	34,557	34,417
Total available-for-sale investment securities	$42,212	$42,161	$44,806	$44,652

During the years ended December 31, 2016 and 2015, we had sales and maturities (which include calls) of investment securities, as follows (in thousands):

	Year Ended December 31, 2016
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Agency securities	$5	—	$3,005	11,557
Corporate bonds	7	—	7,554	2,480
Treasury bills	—	—	2,000	6,055
Certificates of deposit	—	—	—	1,245
	$12	$—	$12,559	$21,337

	Year Ended December 31, 2015
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Agency securities	$—	(2)	$1,500	7,500
Corporate bonds	21	—	2,600	18,636
	$21	$(2)	$4,100	$26,136
For the years ended December 31, 2016 and 2015, we received interest income net of the amortization and accretion of the premium and discount of $0.5 million and $0.2 million, respectively. We did not have investment securities during the year ended December 31, 2014.
Fair Value Measurements
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015, by level within the fair value hierarchy (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$4,849	$—	$—	$4,849
Available-for-sale investment securities:
Corporate bonds	—	30,445	—	30,445
Agency securities	—	6,228	—	6,228
Certificates of deposit	5,488	—	—	5,488
Total Assets	$10,337	$36,673	$—	$47,010

	December 31, 2015
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$7,102	$—	$—	$7,102
Available-for-sale investment securities:
Corporate bonds	—	30,442	—	30,442
Agency securities	—	8,000	—	8,000
Certificates of deposit	6,210	—	—	6,210
Total Assets	$13,312	$38,442	$—	$51,754
The carrying amounts of cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.
There were no changes to our valuation techniques used to measure asset and liability fair values on a recurring basis during the year ended December 31, 2016. The valuation techniques for the items in the table above are as follows:

Cash Equivalents
As of December 31, 2016 and 2015, cash equivalents include cash invested in money market funds. Market prices are based on market prices for identical assets.
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
The following table summarizes the changes in contingent consideration liability (in thousands):

	Year Ended December 31,
	2015	2014
Fair value, at beginning of period	$2,429	$2,403
Change in fair value recorded in general and administrative expenses	—	26
Payment of contingent consideration	(2,429)	—
Fair value, at end of period	$—	$2,429
Non-Recurring Fair Value Measurements
Certain assets, including goodwill, intangible assets and our note receivable with SecureDocs are also subject to measurement at fair value on a non-recurring basis using Level 3 measurement when they are deemed to be impaired as a result of an impairment review. For the years ended December 31, 2016 and 2015, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.

5. Property and Equipment
Property and equipment consists of the following as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Data center and computer equipment	$4,913	$3,923
Furniture and fixtures	2,465	1,723
Office equipment	726	434
Leasehold improvements	4,035	878
Construction in process	—	2,315
Gross property and equipment	12,139	9,273
Less: Accumulated depreciation	(5,062)	(3,166)
Total property and equipment, net	$7,077	$6,107
Depreciation expense for property and equipment totaled $2.3 million, $1.4 million, and $0.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.
As of December 31, 2016, there was no property and equipment under capital lease. As of December 31, 2015, capital leases were included in property and equipment with a cost basis of $82,000. Accumulated depreciation on property and equipment under capital leases as of December 31, 2015 was $57,000.
6. Internal-Use Software Development Costs
Internal-use software development costs were as follows (in thousands):

	December 31,
	2016	2015
Internal use software development costs, gross	$33,545	$21,894
Less: Accumulated amortization	(18,006)	(11,872)
Internal use software development costs, net	$15,539	$10,022

Capitalized software development costs were $11.8 million, $8.0 million and $4.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization expense with respect to software development costs totaled $6.2 million, $3.5 million and $2.0 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Future amortization expense with respect to capitalized software development costs as of December 31, 2016 is estimated as follows (in thousands):

Years Ending December 31,
2017	$7,510
2018	5,645
2019	2,367
2020	17
Total amortization expense	$15,539

7. Intangible Assets and Goodwill
Intangible assets consisted of the following as of December 31, 2016 and 2015 (in thousands, except years):

	December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$790	$(392)	$398	5.0
Technology	4,811	(3,070)	1,741	6.0
Trademarks	930	(416)	514	9.0
Partner relationships	680	(397)	283	3.0
Non-compete agreements	40	(23)	17	3.0
Domain names	273	(241)	32	5.0
Patents	284	(164)	120	5.0
	$7,808	$(4,703)	$3,105	5.9

	December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$790	$(234)	$556	5.0
Technology	4,811	(2,268)	2,543	6.0
Trademarks	930	(293)	637	9.0
Partner relationships	680	(170)	510	3.0
Non-compete agreements	40	(10)	30	3.0
Domain names	274	(199)	75	5.0
Patents	286	(121)	165	5.0
	$7,811	$(3,295)	$4,516	5.9

A summary of the activity within our intangible assets since December 31, 2015 is as follows (in thousands):

Intangible assets, net at December 31, 2015	$4,516
Additions	2
Dispositions	(5)
Amortization	(1,408)
Intangible assets, net at December 31, 2016	$3,105

Amortization expense totaled $1.4 million, $1.3 million and $0.9 million for the twelve months ended December 31, 2016, 2015 and 2014, respectively. Amortization expense for each of the five fiscal years through December 31, 2021 and thereafter is estimated as follows (in thousands):

Years Ending December 31,
2017	$1,378
2018	928
2019	352
2020	259
2021	123
Thereafter	65
Total amortization expense	$3,105

The change in the carrying amount of goodwill is as follows (in thousands):

Goodwill as of December 31, 2014	$4,998
Acquisition of RentLinx	1,739
Goodwill as of December 31, 2015	6,737
Activity during fiscal 2016	—
Goodwill as of December 31, 2016	$6,737
8. Long-term Debt

Credit Agreement
On March 16, 2015, we entered into a credit facility (the “Original Credit Agreement”) comprised of a $10.0 million term loan (the “Term Loan”), and a $2.5 million revolving line of credit ("Original Revolving Agreement") with Wells Fargo. In March 2015, we borrowed $10.0 million under the Term Loan and on July 16, 2015, we made an optional prepayment in full of the Term Loan.
On October 9, 2015, we entered into Amendment Number One to the Original Credit Agreement, which amended the terms of the Original Credit Agreement, dated March 16, 2015, entered into by and among us, Wells Fargo, as administrative agent, and the lenders that are parties thereto (as amended, the “Credit Agreement”).
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
Borrowings under the Revolving Facility bear interest at a fluctuating rate per annum equal to, at our option, (i) a base rate equal to the highest of (a) the federal funds rate plus 1/2 of 1%, (b) the London Interbank Offered Rate (“LIBOR”) for a one-month interest period plus 1% and (c) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its prime rate, in each case plus an applicable margin of 1.5%, or (ii) LIBOR for the applicable interest period plus an applicable margin of 2.5%. Interest is due and payable monthly. We are also required to pay a commitment fee equal to 0.25% per annum of the unused portion of the Revolving Facility if revolver usage is above $10.0 million, or 0.375% per annum of the unused portion of the Revolving Facility if revolver usage is less than or equal to $10.0 million.
The Revolving Facility matures on October 9, 2020; however, we can make payments on, and cancel in full, the Revolving Facility at any time without premium or penalty.
The Credit Agreement contains customary affirmative, negative and financial covenants. The affirmative covenants require us to, among other things, disclose financial and other information to the lenders, maintain its business and properties, and maintain adequate insurance. The negative covenants restrict us from, among other things, incurring additional indebtedness, prepaying certain types of indebtedness, encumbering or disposing of its assets, making fundamental changes to our corporate structure, and making certain dividends and distributions. The financial covenants require us to maintain liquidity of not less than $12.5 million and, to the extent liquidity is determined to be below $25.0 million, to comply with a maximum senior leverage ratio. At December 31, 2016, we were in compliance with the financial covenants of the Credit Agreement.
As of December 31, 2016, there was no outstanding balance and as of December 31, 2015, there was an outstanding balance of $12,000 under the Credit Agreement.
Debt Financing Costs
Debt financing costs are deferred and amortized, using the straight-line method for costs related to the Revolving Facility. In conjunction with the amendment to our Credit Agreement for the Revolving Facility, we incurred costs to process the amendment and we capitalized additional costs of $0.2 million. These additional costs were added to the unamortized debt financing costs from the Original Revolving Facility of $0.1 million and are amortized using a straight-line method over the term of the Revolving Facility's commitment within interest expense. The total unamortized debt financing costs for the amended Revolving Facility of $0.2 million were recorded within Other assets at December 31, 2016.
In 2015, we incurred fees to Wells Fargo attributable to the Term Loan of $0.3 million and other third-party debt financing costs of $0.1 million, which were recorded as a reduction of the carrying amount of the Term Loan. Amortization of such costs was included in interest expense. When the Term Loan was repaid prior to the maturity date, the unamortized debt financing costs related to the Term Loan of $0.4 million were expensed as interest expense. Total interest expense for the year ended December 31, 2015 was $0.8 million.
9. Commitments and Contingencies
Lease Obligations
As of December 31, 2016, we had operating lease obligations of approximately $8.3 million through 2022. A summary of our future minimum payments for obligations under non-cancellable operating leases were as follows (in thousands):

Years Ending December 31,
2017	$2,375
2018	1,769
2019	1,680
2020	1,667
2021	621
Thereafter	180
Total lease commitments	$8,292

We recorded rent expense of $2.0 million, $1.2 million and $1.0 million for the twelve months ended December 31, 2016, 2015 and 2014, respectively.
In February 2017, we signed a lease amendment for 50 Castilian Drive in Santa Barbara, California, our corporate headquarters. This amendment extends the term from February 2018 to December 2021. The total commitment under this lease extension is $3.1 million. All other terms and conditions from the original lease and previous amendments remain the same.
    Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc. (“Terra Mar”), which was established to provide our customers with the option to purchase tenant liability insurance. If our customers choose to use our insurance services, they are issued an insurance policy underwritten by our third-party service provider. The policy has a limit of $100,000 per incident for each insured residence. We have entered into a reinsurance agreement with our third-party service provider and, as a result, we assume a 100% quota share of the tenant liability insurance provided to our customers through our third-party service provider. Included in cost of revenue we accrue for reported claims and an estimate of losses incurred but not reported by our property manager customers, as we bear the risk related to claims. Our liability for reported claims and incurred but not reported claims as of December 31, 2016 and 2015 was $0.3 million and $0.5 million, respectively, and is included in other current liabilities on the Consolidated Balance Sheets.

Included in other current assets as of December 31, 2016 and 2015 are $1.2 million and $1.0 million, respectively, of deposits held with a third party related to requirements to maintain collateral for our insurance services.
Litigation
From time to time, we may become subject to certain legal proceedings, including without limitation claims and/or litigation matters, arising in the ordinary course of business. We are not currently a party to any such legal proceedings, nor are we aware of any pending or threatened litigation, that would have a material adverse effect on our business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.
Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of any applicable agreements, services to be provided by us, or intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. We have never paid a material claim, nor have we been sued in connection with these indemnification arrangements. As of December 31, 2016 and 2015, we had not accrued a liability for these indemnification arrangements because we have determined that the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably possible and the amount or range of amounts of any such liability is not reasonably estimable.
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
At December 31, 2016, there were 11,691,000 of Class A common shares outstanding, 22,028,000 of Class B shares outstanding and no preferred shares outstanding.
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

11. Stock-Based Compensation
Stock Options
2015 Stock Incentive Plan
In conjunction with our IPO in 2015, our board of directors and stockholders adopted the 2015 Stock Incentive Plan, or the 2015 Plan. Upon adoption of the 2015 Plan, 2,000,000 shares of our Class A common stock were reserved and available for grant and issuance. On January 1 of each subsequent calendar year, the number of shares available for grant and issuance under the Plan increase by the lesser of (i) the number of shares of our Class A common stock subject to awards granted under the Plan during the preceding calendar year and (ii) such lesser number of shares of our Class A common stock determined by our board of directors. As of December 31, 2016, we have reserved an aggregate of 2,199,574 shares of our Class A common stock for grant and issuance under the 2015 Plan. The number of shares of our Class A common stock is also subject to adjustment in the event of a recapitalization, stock split, reclassification, stock dividend or other change in our capitalization. The 2015 Plan authorizes the award of stock options, stock appreciation rights ("SARs"), RSAs, RSUs, performance awards and stock bonuses. The 2015 Plan provides for the grant of awards to our employees, directors, consultants and independent contractors, subject to certain exceptions. RSUs, PSUs, PSOs, stock options, RSAs and RSUs have been issued during 2016 pursuant to the 2015 Plan.
Stock options may vest based on the passage of time or the achievement of performance conditions at the discretion of our compensation committee. Our compensation committee may provide for stock options to be exercised only as they vest or to be immediately exercisable with any shares issued on exercise being subject to our right of repurchase that lapses as the shares vest. The maximum term of stock options granted under the 2015 Plan is 10 years. We began granting stock options with performance conditions in 2016.
RSUs and PSUs represent the right on the part of the holder to receive shares of our Class A common stock at a specified date in the future or the achievement of performance conditions at the discretion of our compensation committee, subject to forfeiture of that right due to termination of employment. If an RSU or PSU has not been forfeited, then, on the specified date, we will deliver to the holder of the RSU or PSU shares of our Class A common stock.
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

A summary of our stock option activity for the year ended December 31, 2016 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years
Options outstanding as of December 31, 2015	1,171	$5.30	8.0
Options granted	750	12.85
Options exercised	(141)	2.49
Options cancelled/forfeited	(62)	7.62
Options outstanding as of December 31, 2016	1,718	$8.75	8.2

As of December 31, 2016:
Options vested or expected to vest	1,702	$8.75	8.2
Options exercisable (1)	548	$4.66	6.8
(1) Included in the options exercisable is 83,000 shares which have an early exercise option. The weighted average exercise price of these options is $5.64 per share and the weighted average contractual life in years is 8.1 years.
During the year ended December 31, 2016, we granted PSOs to purchase up to 750,000 shares of our Class A common stock. The PSOs have a weighted average exercise price of $12.85 per share. Vesting of the PSOs is based on achievement of a pre-established free cash flow performance metric for the years ended December 31, 2016, 2017 and 2018 and continued employment throughout the performance period. We recognize expense for the PSOs based on the grant date fair value of the PSOs that we determine are probable of vesting. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSOs that are probable of vesting. The number of PSOs granted, as included in the above table, assumes achievement of the performance metric at the maximum level, which is 150% of the targeted performance metric. For performance at 100% of the targeted metric, approximately 67% of the PSOs would vest. For performance at 80% of the targeted metric, approximately 33% of the PSOs would vest. For performance below 80% of the 2016 and 2018 targeted metric, no PSOs would vest, no compensation expense would be recognized and all previously recognized compensation expense for PSOs would be reversed. For performance below 50% of the 2017 targeted metric, no PSOs would vest, no compensation expense would be recognized and all previously recognized compensation expense for PSOs would be reversed.
The fair value of stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. Our stock-based compensation expense for stock options for the years ended December 31, 2016, 2015 and 2014 was $2.4 million $0.7 million, and $0.1 million, respectively.

The following table summarizes information relating to our stock options granted during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Stock options granted (in thousands)	750	359	702
Weighted average exercise price per share	$12.85	$9.53	$4.60
Weighted average grant-date fair value per share	$4.85	$6.89	$2.2
Weighted average Black-Scholes model assumptions:
Risk-free interest rate	1.45%	1.58%	1.86%
Expected term (in years)	5.9	6.2	6.2
Expected volatility	37%	46%	48%
Expected dividend yield	—	—	—

As of December 31, 2016, the total remaining stock-based compensation expense for unvested stock options was $2.9 million, which is expected to be recognized over a weighted average period of 1.7 years.
The total intrinsic value of options exercised in 2016, 2015 and 2014 was $1.9 million, $3.1 million, and $0.4 million, respectively. This intrinsic value represents the difference between the fair value of our common stock on the date of exercise and the exercise price of each option. Based on the fair value of our common stock as of December 31, 2016, the total intrinsic value of all outstanding options was $25.9 million. The total intrinsic value of exercisable options as of December 31, 2016 was $10.5 million. The total intrinsic value of options vested and expected to vest as of December 31, 2016 was $25.7 million.
The excess tax benefit realized from option exercises during the year ended December 31, 2016 was $0.2 million. There were no excess tax benefits realized for the tax deductions from stock options exercised during the years ended December 31, 2015 and 2014.
Restricted Stock Awards
A summary of activity in connection with our restricted stock awards for the year ended December 31, 2016 is as follows (number of shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested as of December 31, 2015	120	$4.68
Granted	22	13.46
Vested	(96)	4.86
Forfeited	—	—
Unvested as of December 31, 2016	46	$8.55
We have the right to repurchase any unvested restricted stock granted upon termination of employment. Restricted stock vests over a four-year period for employees and over a one-year period for non-employee directors. For the years ended December 31, 2016, 2015 and 2014, we recognized stock-based compensation expense for restricted stock awards of $454,000, $381,000 and $804,000, respectively. During 2016, the grant date fair value of the shares vested was $469,000.
As of December 31, 2016, the total remaining stock-based compensation expense for unvested restricted stock awards was $0.2 million, which is expected to be recognized over a weighted average period of 0.9 years.
Restricted Stock Units
A summary of activity in connection with our RSU for the year ended December 31, 2016 is as follows (number of shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested as of December 31, 2015	17	$15.45
Granted	536	$13.26
Vested	(16)	$15.45
Forfeited	(41)	$12.35
Unvested as of December 31, 2016	496	$13.34

During the year ended December 31, 2016, we granted 449,000 RSUs that vest annually over four years and 87,000 PSUs that vest based upon achievement of a pre-established free cash flow performance metric for the years ended December 31, 2016, 2017 and 2018 and continued employment throughout the performance period. We recognize expense for the PSUs based on the grant date fair value of the PSUs that we determine are probable of vesting. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSUs that are probable of vesting. The number of PSUs granted, as included in the above table, assumes achievement of the performance metric at 100% of the targeted performance metric. The actual number of shares to be issued at the end of the performance period will range from 0% to 150% of the initial target awards. For performance at 150% of the targeted metric, 150% of the PSUs would vest. For performance at 80% of the targeted metric, approximately 50% of the PSUs would vest. For performance below 80% of targeted metric for 2016 and 2018, no PSUs would vest and no compensation expense would be recognized and all previously recognized compensation expense for PSUs would be reversed. For performance below 50% of targeted metric for 2017, no PSUs would vest and no compensation expense would be recognized and all previously recognized compensation expense for PSUs would be reversed.
Our stock-based compensation expense for the RSUs and PSUs for the year ended December 31, 2016 and 2015, was $1.8 million and $70,000, respectively. There were no RSU or PSU grants for the year ended December 31, 2014.

As of December 31, 2016, the total remaining stock-based compensation expense for these RSUs was $5.0 million, which is expected to be recognized over a weighted average period of 2.9 years.
12. Income Taxes
For the years ended December 31, 2016 and 2015, we recorded income tax expense of $67,000 and $75,000, respectively, associated with state minimum taxes and the amortization of tax deductible goodwill that is not an available source of income to realize the deferred tax asset. We had no provision for income taxes for the year ended December 31, 2014, because we incurred losses and maintained a full valuation allowance against our net deferred tax assets.
Our effective tax rate differs from the U.S. Federal statutory rate of 34% primarily because our losses have been offset by a valuation allowance due to uncertainty as to the realization of the tax benefit of net operating losses. Set forth below is a reconciliation of the components that caused our provision for income taxes to differ from amounts computed by applying the U.S. Federal statutory rate of 34% for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Income tax benefit at the statutory rate	34%	34%	34%
State and local income taxes, net of federal benefit	7	3	5
Stock-based compensation expense	(4)	(2)	—
Meals and entertainment	(2)	(1)	(1)
Permanent differences	(1)	—	(1)
Change in valuation allowance	(42)	(38)	(41)
Research and development credits	7	3	4
Provision for income taxes	(1)%	(1)%	—%

The components of deferred tax assets (liabilities) were as follows (in thousands):

	December 31,
	2016	2015
Deferred income tax assets:
Net operating loss carryforwards	$31,436	$29,178
Research and development tax credits	4,032	2,867
Other	2,771	1,030
Gross deferred tax assets	38,239	33,075
Valuation allowance	(29,417)	(25,926)
Deferred tax assets, net of valuation allowance	8,822	7,149
Deferred tax liabilities:
Property, equipment and software	(5,820)	(4,208)
Intangible assets	(403)	(804)
State taxes	(2,040)	(1,742)
Other	(632)	(427)
Total deferred tax liabilities	(8,895)	(7,181)
Total net deferred tax liabilities	$(73)	$(32)

As of December 31, 2016, we had federal net operating loss carryforwards of $80.7 million, which will begin to expire in 2027. As of December 31, 2016, we had state net operating loss carryforwards of $50.5 million, which will begin to expire in 2017. As of December 31, 2016 we also had federal and state research and development credit carryforwards of $3.9 million and $4.1 million, respectively. The federal credit carryforwards will begin to expire in 2027, while the state credits carryforward indefinitely.

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
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred through December 31, 2016. Such objective evidence limits the ability to consider other subjective positive evidence such as its future income projections. On the basis of this evaluation, as of December 31, 2016, a valuation allowance of $29.4 million has been recorded since it is more likely than not that the deferred tax assets will not be realized.
The change in the valuation allowance for the years ended December 31, 2016, 2015 and 2014 was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Valuation allowance, at beginning of year	$25,926	$19,900	$16,358
Increase in valuation allowance	3,491	6,026	3,542
Valuation allowance, at end of year	$29,417	$25,926	$19,900

The following is a reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2016	2015	2014
Unrecognized tax benefit beginning of year	$2,867	$2,014	$1,600
Decreases-tax positions in prior year	—	—	(278)
Increases-tax positions in current year	1,165	853	692
Unrecognized tax benefit end of year	$4,032	$2,867	$2,014

The unrecognized tax benefits are recorded as a reduction to the deferred tax assets. Since there is a full valuation allowance recorded against the deferred tax assets, the recognition of previously unrecognized tax benefits on uncertain positions would result in no impact to the effective tax rate.
As of December 31, 2016 and 2015, we had no accrued interest and penalties related to uncertain income tax positions. We do not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
We are subject to taxation in the United States and various states. Due to the net operating loss carryforwards, the Company's federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception. We are not currently under audit by any taxing authorities.
The Company has excluded excess windfall tax benefits resulting from stock option exercises as components of the Company’s gross deferred tax assets and corresponding valuation allowance disclosures, as tax attributes related to such windfall tax benefits should not be recognized until they result in a reduction of taxes payable. The tax effected amount of gross unrealized net operating loss carryforwards, and their corresponding valuation allowances resulting from stock option exercises was $0.2 million at December 31, 2016; the corresponding gross amount is $0.7 million. When realized, excess windfall tax benefits are credited to additional paid-in capital. The Company follows the with-and-without allocation approach to determine when such net operating loss carryforwards have been realized.

13. Revenue and Other Information
Our chief operating decision maker reviews separate revenue information for our core solutions, Value+ and other service offerings as a measure of growth in the number of our customers and growth in the adoption and utilization of our core solutions and Value+ services by new and existing customers. The following table presents our revenue categories for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Core solutions	$43,775	$32,119	$22,406
Value+ services	56,965	37,998	22,525
Other	4,846	4,860	2,740
Total revenues	$105,586	$74,977	$47,671

Core solutions revenues includes our subscription fees which are designed to scale to the size of our customers’ businesses. We recognize subscription revenue ratably over the terms of the subscription agreements, which typically range from one month to one year. Revenue from subscription services is impacted by the change in the number and type of our customers, the size and needs of our customers’ businesses and our customer renewal rates.
Value+ services revenue includes revenue from subscriptions or usage-based fees. Subscription Value+ services include website hosting services and contact center services. Usage-based Value+ services include fees for electronic payment processing, resident screening services, tenant liability insurance program, collections, and online vacancy advertising services based on the RentLinx software platform acquired in April 2015.

Other services revenue includes one-time services related to on-boarding our core solutions, website design services and online vacancy advertising services offered to legacy RentLinx customers.
Our revenue is generated primarily from U.S. customers. All of our property and equipment is located in the U.S.
14. Retirement Plans
We have a 401(k) retirement and savings plan made available to all employees. The 401(k) plan allows each participant to contribute up to an amount not to exceed an annual statutory maximum. We may, at our discretion, make matching contributions to the 401(k) plan. Cash contributions to the plan were $1.1 million for the year ended December 31, 2016, and no cash contributions to the plan were made during the years ended December 31, 2015 and 2014. Contribution expense recognized for the 401(k) plan was $0.7 million, $0.4 million, and $0, for the years ended December 31, 2016, 2015, and 2014, respectively.

15. Subsequent Events
In February 2017, we signed a lease amendment for 50 Castilian Drive in Santa Barbara, California, our corporate headquarters. This amendment extends the term from February 2018 to December 2021. The total commitment under this lease extension is $3.1 million. All other terms and conditions from the original lease and previous amendments remain the same.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016, the last day of the period covered by this Annual Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and other procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on our management's evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
Inherent Limitations on Effectiveness of Disclosure Control
In designing and evaluating our disclosure controls and procedures, our management recognizes that no evaluation of controls can provide absolute assurance that all control issues within a company have been detected. In addition, the design of disclosure controls and procedures must reflect the fact that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure controls system are met.
Management’s Annual Report on Internal Control over Financial Reporting
We are responsible for establishing and maintaining internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting is effective as of December 31, 2016.

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption established by rules of the Commission for emerging growth companies.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13(a)-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION
Execution of Fourth Amendment to Lease Agreement
On February 22, 2017, we entered into a Fourth Amendment to Lease, or the Lease Amendment, with Nassau Land Company, L.P., which amends the terms of that certain Multi-Tenant Industrial Lease, as amended, or the Lease, originally entered into by and between the parties on April 1, 2011, pursuant to which the Company leases office space in the building located at 50 Castilian Drive in Santa Barbara, California.

Pursuant to the Lease Amendment, the lease term was extended from February 2018 to December 2021. The Lease Amendment does not change any other material provisions of the Lease.
The foregoing summary of the Lease Amendment is qualified in its entirety by reference to the full text of the Lease Amendment, which is filed as Exhibit 10.2 to this Annual Report.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in the Proxy Statement, which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2016, and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION
The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

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

AppFolio, Inc.

Date:	February 27, 2017	By:	/s/ Ida Kane
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

SIGNATURE	TITLE	DATE

/s/ Brian Donahoo	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2017
Brian Donahoo

/s/ Ida Kane	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2017
Ida Kane

/s/ Andreas von Blottnitz	Chairman of the Board	February 27, 2017
Andreas von Blottnitz

/s/ Timothy Bliss	Director	February 27, 2017
Timothy Bliss

/s/ Janet Kerr	Director	February 27, 2017
Janet Kerr

/s/ James Peters	Director	February 27, 2017
James Peters

/s/ William Rauth	Director	February 27, 2017
William Rauth

/s/ Klaus Schauser	Chief Strategist and Director	February 27, 2017
Klaus Schauser

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the registrant as currently in effect.	10-Q	001-37468	3.1	8/6/2015
3.2	Amended and Restated Bylaws of the registrant as currently in effect.	10-Q	001-37468	3.2	8/6/2015
4.1	Specimen Certificate for Class A Common Stock.	S-1/A	333-204262	4.1	6/4/2015
4.2	Amended and Restated Investor Rights Agreement, by and among the registrant and the investors named therein, dated November 26, 2013.	S-1/A	333-204262	4.2	6/4/2015
10.1	Multi-Tenant Industrial Lease, by and between the registrant and Nassau Land Company, L.P., dated April 1, 2011 ("2011 Lease"), as amended by First Amendment to 2011 Lease, dated November 11, 2011, Second Amendment to 2011 Lease, dated February 23, 2012, and Third Amendment to 2011 Lease, dated November 5, 2013.	S-1/A	333-204262	10.1	6/4/2015
10.2	Fourth Amendment to 2011 Lease, by and between the registrant and Nassau Land Company, L.P., dated February 22, 2017.					X
10.3	Multi-Tenant Industrial Lease, by and between the registrant and Nassau Land Company, L.P., dated February 17, 2015 ("2015 Lease").	S-1/A	333-204262	10.2	6/4/2015
10.4	First Amendment to 2015 Lease, by and between the registrant and Nassau Land Company, L.P., dated October 5, 2015.	10-Q	001-37468	10.2	11/9/2015
10.5	Second Amendment to 2015 Lease, by and between the registrant and Nassau Land Company, L.P., dated February 22, 2016.	10-K	001-37468	10.4	2/29/2016
10.6#	2007 Stock Incentive Plan, as amended, and related form agreements.	S-1/A	333-204262	10.3	6/4/2015
10.7#	2015 Stock Incentive Plan and related form agreements.	S-1/A	333-204262	10.4	6/4/2015
10.8#	2015 Employee Stock Purchase Plan.	S-1/A	333-204262	10.5	6/4/2015
10.9	Form of Indemnification Agreement by and between the registrant and each of its executive officers and directors.	S-1	333-204262	10.6	5/18/2015
10.10	Credit Agreement, by and among the registrant, Wells Fargo Bank, N.A., as administrative agent, and the lenders that are parties thereto, dated March 16, 2015.	S-1	333-204262	10.7	5/18/2015
10.11	Amendment Number One to Credit Agreement, by and among the registrant, Wells Fargo Bank, N.A., as administrative agent, and the lenders that are parties thereto, dated October 9, 2015.	10-Q	001-37468	10.1	11/9/2015
21.1	Subsidiaries of the registrant.	10-K	001-37468	21.1	2/29/2016

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
23.1	Consent of independent registered public accounting firm.					X
24.1	Power of Attorney (included on the signature page of this report).					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

#	Indicates a management contract or compensatory plan or arrangement
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