Form 10-Q
period 2017-03-31
APPFOLIO INC
filed 2017-05-05
CIK 1433195

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017.
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of April 21, 2017, the number of shares of the registrant’s Class A common stock outstanding was 12,287,338 and the number of shares of the registrant’s Class B common stock outstanding was 21,567,304.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, or Quarterly Report, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements are subject to considerable risks and uncertainties. Forward-looking statements include all statements that are not statements of historical facts contained in this Quarterly Report and can be identified by words such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “could,” “will,” “would” or similar expressions and the negatives of those expressions. In particular, forward looking statements contained in this Quarterly Report relate to, among other things, our future or assumed financial condition, results of operations, business forecasts and plans, capital needs and financing plans, research and product development plans, growth in the size of our business and number of customers, strategic plans and objectives, acquisitions and investments, and the application of accounting guidance. We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report.

Forward-looking statements represent our management’s current beliefs and assumptions based on information currently available. Forward-looking statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks and uncertainties in greater detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report and in the section entitled “Risk Factors” in our 2016 Annual Report on Form 10-K, or Annual Report, as well as in our other filings with the Securities and Exchange Commission or SEC. You should read this Quarterly Report, and the other documents we have filed with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

APPFOLIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par values)

	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$7,969	$10,699
Investment securities—current	19,355	15,473
Accounts receivable, net	3,815	2,511
Prepaid expenses and other current assets	3,135	3,537
Total current assets	34,274	32,220
Investment securities—noncurrent	24,933	26,688
Property and equipment, net	6,635	7,077
Capitalized software, net	16,363	15,539
Goodwill	6,737	6,737
Intangible assets, net	2,756	3,105
Other assets	1,196	1,217
Total assets	$92,894	$92,583
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$700	$937
Accrued employee expenses	5,626	7,550
Accrued expenses	4,520	4,044
Deferred revenue	8,697	7,638
Other current liabilities	1,402	1,192
Total current liabilities	20,945	21,361
Other liabilities	1,456	1,540
Total liabilities	22,401	22,901
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000 authorized and no shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Class A common stock, $0.0001 par value, 250,000 shares authorized as of March 31, 2017 and December 31, 2016; 12,249 and 11,691 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively;	1	1
Class B common stock, $0.0001 par value, 50,000 shares authorized as of March 31, 2017 and December 31, 2016; 21,576 and 22,028 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively;	3	3
Additional paid-in capital	146,821	146,692
Accumulated other comprehensive loss	(29)	(51)
Accumulated deficit	(76,303)	(76,963)
Total stockholders’ equity	70,493	69,682
Total liabilities and stockholders’ equity	$92,894	$92,583
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue	$32,126	$23,211
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	12,993	10,530
Sales and marketing	7,107	7,551
Research and product development	3,629	3,043
General and administrative	4,804	3,549
Depreciation and amortization	2,996	2,117
Total costs and operating expenses	31,529	26,790
Income (loss) from operations	597	(3,579)
Other expense, net	(28)	(24)
Interest income, net	102	24
Income (loss) before provision for income taxes	671	(3,579)
Provision for income taxes	11	24
Net income (loss)	$660	$(3,603)

Net income (loss) per common share:
Basic	$0.02	$(0.11)
Diluted	$0.02	$(0.11)
Weighted average common shares outstanding:
Basic	33,706	33,463
Diluted	34,765	33,463
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$660	$(3,603)
Other comprehensive income:
Changes in unrealized gains on investment securities	22	300
Comprehensive income (loss)	$682	$(3,303)
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Class A		Class B		Capital	(Loss)/Income	Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	11,691	$1	22,028	$3	$146,692	$(51)	$(76,963)	$69,682
Exercise of stock options	41	—	—		145	—	—	145
Stock-based compensation	—	—	—	—	1,176	—	—	1,176
Vesting of restricted stock units, net of shares withheld for taxes	65	—	—	—	(1,207)	—	—	(1,207)
Vesting of early exercised shares	—	—	—	—	15	—	—	15
Conversion of Class B stock to Class A stock	452	—	(452)	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	22	—	22
Net income	—	—	—	—	—	—	660	660
Balance at March 31, 2017	12,249	$1	21,576	$3	$146,821	$(29)	$(76,303)	$70,493
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash from operating activities
Net income (loss)	$660	$(3,603)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,996	2,117
Purchased investment premium, net of amortization	(14)	145
Amortization of deferred financing costs	16	16
Loss on disposal of property and equipment	28	29
Stock-based compensation	1,097	463
Lease abandonment	—	91
Changes in operating assets and liabilities:
Accounts receivable	(1,303)	(594)
Prepaid expenses and other current assets	402	(1,281)
Other assets	5	(110)
Accounts payable	(19)	(653)
Accrued employee expenses	(1,662)	94
Accrued expenses	473	987
Deferred revenue	1,059	705
Other liabilities	69	858
Net cash provided by (used in) operating activities	3,807	(736)
Cash from investing activities
Purchases of property and equipment	(392)	(1,891)
Additions to capitalized software	(2,991)	(2,179)
Purchases of investment securities	(6,537)	(9,385)
Sales of investment securities	—	6,505
Maturities of investment securities	4,445	6,830
Net cash used in investing activities	(5,475)	(120)
Cash from financing activities
Proceeds from stock option exercises	145	80
Tax withholding for net share settlement	(1,207)	—
Principal payments under capital lease obligations	—	(7)
Proceeds from issuance of debt	29	29
Principal payments on debt	(29)	(41)
Net cash (used in) provided by financing activities	(1,062)	61
Net decrease in cash and cash equivalents	(2,730)	(795)
Cash and cash equivalents
Beginning of period	10,699	12,063
End of period	$7,969	$11,268

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$58	$700
Additions of capitalized software included in accrued employee expenses	196	554
Stock-based compensation capitalized for software development	138	51
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
1. Nature of Business
AppFolio, Inc. (“we” or “AppFolio”) provides industry-specific, cloud-based software solutions for small and medium-sized businesses (“SMBs”) in the property management industry and solo practitioners and small law firms in the legal industry. We refer to solo practitioners and small law firms as SMBs in connection with our legal vertical in this Quarterly Report. Our platform is designed to be the system of record to automate essential business processes and the system of engagement to enhance business interactions between our customers and their clients and vendors. We also offer optional, but often mission-critical, Value+ services, which are seamlessly built into our core solutions.
2. Summary of Significant Accounting Policies
Basis of Presentation and Significant Accounting Policies
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report filed with the SEC on February 27, 2017. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim Condensed Consolidated Financial Statements have been prepared on a basis consistent with that used to prepare our audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the Condensed Consolidated Financial Statements. The operating results for the three months ended March 31, 2017, are not necessarily indicative of the results expected for the full year ending December 31, 2017.
Reclassifications
We reclassified certain amounts in our Condensed Consolidated Statements of Cash Flows within the cash from investing activities section in the prior year to conform to the current year's presentation.
Changes in Accounting Policies
Except as described below under Recently Adopted Accounting Pronouncements, there have been no significant changes in our accounting policies from those disclosed in our annual consolidated financial statements and the related notes included in our Annual Report.
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

Net Income (Loss) per Share
The net income (loss) per common share was the same for our Class A and Class B common shares because they are entitled to the same liquidation and dividend rights. The following table presents a reconciliation of our weighted average number of Class A and Class B common shares used to compute net income (loss) per share (in thousands):

	Three Months Ended March 31,
	2017	2016
Weighted average shares outstanding	33,747	33,571
Less: Weighted average unvested restricted shares subject to repurchase	41	108
Weighted average common shares outstanding; basic	33,706	33,463

Weighted average common shares outstanding; basic	33,706	33,463
Plus: Weighted average options, RSUs and restricted shares used to compute diluted net income per share	1,059	—
Weighted average common shares outstanding; diluted	34,765	33,463
We have excluded contingently issuable performance based options ("PBOs") and performance based restricted stock units ("PSUs") since they are contingent upon the satisfaction of pre-defined performance measures within our weighted average number of shares used to compute diluted net income per share (dilutive common shares) and from the disclosure of anti-dilutive shares. These shares are included in the weighted-average dilutive common shares only if the performance measures are met as of the end of the reporting period. Approximately 784,000 shares are not included in the computation of diluted net income per share for the quarter ended March 31, 2017, as their respective performance measures have not been met.
Because we reported a net loss for the three months ended March 31, 2016, all potentially dilutive common shares are anti-dilutive for that period and have been excluded from the calculation of net loss per share.
The following table presents the number of anti-dilutive common shares excluded from the calculation of weighted average number of shares used to compute diluted net income (loss) per share as of March 31, 2017 and 2016 (in thousands):

	March 31,
	2017	2016
Options to purchase common stock	4	1,356
Unvested restricted stock awards	—	97
Unvested restricted stock units	12	370
Contingent restricted stock units (1)	17	87
Total shares excluded from net income (loss) per common share	33	1,910
(1) The reported shares are based on a fixed price restricted stock unit (“RSU”) commitment for which the number of shares has not been determined at the grant date.  The 17,000 and 87,000 shares included in the table above are based on the closing price of our Class A common stock at March 31, 2017 and 2016, respectively, divided by the fixed price commitment to issue shares in the future.
Recently Adopted Accounting Pronouncements
Under the Jumpstart our Business Startups Act (the “JOBS Act”), we meet the definition of an emerging growth company. We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 781), Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which amends and simplifies the accounting for share-based payment awards in three areas: (1) income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. ASU 2016-19 also provides an accounting policy election to account for forfeitures as they occur. We adopted this guidance on January 1, 2017. The impact to the Company’s consolidated financial statements was not material due to the full valuation allowance on our deferred tax assets. We have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized each period.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”). The new revenue standards will be effective on January 1, 2018. Early adoption is permitted as of January 1, 2017. The Company will adopt the new revenue standards on January 1, 2018. The standard permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and we are currently evaluating the effect that the new revenue standards will have on our consolidated financial statements and related disclosures. Based on our preliminary assessments, we do not expect there will be a material impact to our revenues upon adoption. We are continuing to evaluate the impact to our revenues related to our pending adoption of Topic 606 and our preliminary assessments are subject to change. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to recognition of costs related to obtaining customer contracts. Under the Company's current policy election under GAAP, sales commissions and other incremental costs to acquire contracts are expensed as incurred. Under the new revenue standards, such costs will be deferred and recognized over a period of time. We are still evaluating the new revenue standards and assessing the impact this identified difference in accounting treatment may have on our consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for public entities for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on dates after January 1, 2017. We do not expect the adoption of this guidance to have a material impact on our financial condition, results of operations, cash flows or disclosures.

In March 2017, the FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, ASU 2017-08 requires the premium to be amortized to the earliest call date. ASU 2017-08 does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public companies, ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We do not expect the adoption of this guidance to have a material impact on our financial condition, results of operations, cash flows or disclosures since our current accounting policy is in accordance with ASU 2017-08.

3. Investment Securities and Fair Value Measurements
Investment Securities
Investment securities classified as available-for-sale consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$30,804	$14	$(37)	$30,781
Agency securities	9,286	—	(16)	9,270
Certificates of deposit	4,227	11	(1)	4,237
Total available-for-sale investment securities	$44,317	$25	$(54)	$44,288

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$30,492	$9	$(56)	$30,445
Agency securities	6,248	—	(20)	6,228
Certificates of deposit	5,472	16	—	5,488
Total available-for-sale investment securities	$42,212	$25	$(76)	$42,161
We had certain investment securities in an unrealized loss position at March 31, 2017 and December 31, 2016, and none of these securities have been in a continuous unrealized loss position for more than 12 months. These unrealized loss positions are considered temporary and there were no impairments considered "other-than-temporary" as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis.
At March 31, 2017 and December 31, 2016, the contractual maturities of our investments did not exceed 36 months. The fair values of available-for-sale investments, by remaining contractual maturity, are as follows (in thousands):

	March 31, 2017		December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$19,367	$19,355	$15,475	$15,473
Due after 1 year through 3 years	24,950	24,933	26,737	26,688
Total available-for-sale investment securities	$44,317	$44,288	$42,212	$42,161

During the three months ended March 31, 2017 and 2016, we had sales and maturities (which includes calls) of investment securities, as follows (in thousands):

	Three Months Ended March 31, 2017
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$—	$—	$—	$3,200
Certificates of deposit	—	—	—	1,245
	$—	$—	$—	$4,445

	Three Months Ended March 31, 2016
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Agency securities	$—	$—	$1,500	$3,000
Corporate bonds	—	—	3,005	—
Treasury bills	—	—	2,000	3,830
	$—	$—	$6,505	$6,830
For the three months ended March 31, 2017 and 2016, we received interest income net of the amortization and accretion of the premium and discount of $0.1 million.
Fair Value Measurements
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, by level within the fair value hierarchy (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$2,909	$—	$—	$2,909
Available-for-sale investment securities:
Corporate bonds	—	30,781	—	30,781
Agency securities	—	9,270	—	9,270
Certificates of deposit	4,237	—	—	4,237
Total Assets	$7,146	$40,051	$—	$47,197

	December 31, 2016
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$4,849	$—	$—	$4,849
Available-for-sale - investment securities:
Corporate bonds	—	30,445	—	30,445
Agency securities	—	6,228	—	6,228
Certificates of deposit	5,488	—	—	5,488
Total Assets	$10,337	$36,673	$—	$47,010

The carrying amounts of cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.
There were no changes to our valuation techniques used to measure asset and liability fair values on a recurring basis during the three months ended March 31, 2017. The valuation techniques for the items in the table above are as follows:
Cash and Cash Equivalents
As of March 31, 2017 and December 31, 2016, cash and cash equivalents include cash invested in money market funds. Market prices are based on market prices for identical assets.
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
Non-Recurring Fair Value Measurements
Certain assets, including goodwill, intangible assets and our note receivable with SecureDocs are also subject to measurement at fair value on a non-recurring basis using Level 3 measurement when they are deemed to be impaired as a result of an impairment review. For the three months ended March 31, 2017 and 2016, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.
4. Internal-Use Software Development Costs
Internal-use software development costs were as follows (in thousands):

	March 31, 2017	December 31, 2016
Internal use software development costs, gross	$36,411	$33,545
Less: Accumulated amortization	(20,048)	(18,006)
Internal use software development costs, net	$16,363	$15,539

Capitalized software development costs were $2.9 million and $2.4 million for the three months ended March 31, 2017 and 2016. Amortization expense with respect to software development costs totaled $2.0 million and $1.3 million for the three months ended March 31, 2017 and 2016.

Future amortization expense with respect to capitalized software development costs as of March 31, 2017, is estimated as follows (in thousands):

Years Ending December 31,
2017	$6,211
2018	6,601
2019	3,322
2020	229
Total amortization expense	$16,363

5. Intangible Assets
Intangible assets consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$790	$(431)	$359
Technology	4,811	(3,271)	1,540
Trademarks	930	(447)	483
Partner relationships	680	(453)	227
Non-compete agreements	40	(27)	13
Domain names	273	(250)	23
Patents	284	(173)	111
	$7,808	$(5,052)	$2,756

	December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$790	$(392)	$398
Technology	4,811	(3,070)	1,741
Trademarks	930	(416)	514
Partner relationships	680	(397)	283
Non-compete agreements	40	(23)	17
Domain names	273	(241)	32
Patents	284	(164)	120
	$7,808	$(4,703)	$3,105
Amortization expense for the three months ended March 31, 2017 and 2016, was $0.3 million and $0.4 million, respectively.
As of March 31, 2017, estimated future amortization of intangible assets was as follows (in thousands):

Years Ending December 31,
2017	$1,031
2018	928
2019	352
2020	259
2021	124
Thereafter	62
Total amortization expense	$2,756
6. Commitments and Contingencies
Lease Obligations
As of March 31, 2017, we had operating lease obligations of approximately $10.8 million through 2022. We recorded rent expense of $0.5 million for the three months ended March 31, 2017 and 2016.

In February 2017, we signed a lease amendment for 50 Castilian Drive in Santa Barbara, California, our corporate headquarters. This amendment extends the term from February 2018 to December 2021. The total commitment under this lease extension is $3.1 million. All other terms and conditions from the original lease and previous amendments remain the same.
Line of Credit
We are party to a Credit Agreement with Wells Fargo, as administrative agent, and the lenders that are parties thereto (as amended, the “Credit Agreement”). Under the terms of the Credit Agreement, the lenders made available to us a $25.0 million revolving line of credit (the “Revolving Facility”). Borrowings under the Revolving Facility are subject to the satisfaction of customary conditions. The Revolving Facility matures on October 9, 2020; however, we can make payments on, and cancel in full, the Revolving Facility at any time without premium or penalty.
As of March 31, 2017 and December 31, 2016, there was no outstanding balance under the Credit Agreement and we are in compliance with the financial covenants under the Revolving Facility.
Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc. (“Terra Mar”), which was established to provide our customers with the option to purchase tenant liability insurance. If our customers choose to use our insurance services, they are issued an insurance policy underwritten by our third-party service provider. The policy has a limit of $100,000 per incident for each insured residence. We have entered into a reinsurance agreement with our third-party service provider and, as a result, we assume a 100% quota share of the tenant liability insurance provided to our customers through our third-party service provider. Included in cost of revenue we accrue for reported claims and an estimate of losses incurred but not reported by our property manager customers, as we bear the risk related to claims. Our liability for reported claims and incurred but not reported claims as of March 31, 2017 and December 31, 2016 was $0.4 million and $0.3 million, respectively, and is included in Other current liabilities on the Condensed Consolidated Balance Sheets.
Included in Other assets as of March 31, 2017 and December 31, 2016, are $1.0 million and $1.2 million, respectively, of deposits held with a third party related to requirements to maintain collateral for our insurance services.

Litigation
From time to time, we may become subject to certain legal proceedings, including without limitation claims and/or litigation matters, arising in the ordinary course of business. We are not currently a party to any such legal proceedings, nor are we aware of any pending or threatened litigation, that would have a material adverse effect on our business, operating results, cash flows or financial condition should such proceedings be resolved unfavorably.
Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of any applicable agreements, services to be provided by us, or intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. We have never paid a material claim, nor have we been sued in connection with these indemnification arrangements. As of March 31, 2017 and December 31, 2016, we had not accrued a liability for these indemnification arrangements because we have determined that the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably possible and the amount or range of amounts of any such liability is not reasonably estimable.

7. Stock-Based Compensation
Stock Options
A summary of our stock option activity for the three months ended March 31, 2017, follows (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years
Options outstanding as of December 31, 2016	1,718	$8.75	8.2
Options granted	132	23.80
Options exercised	(41)	3.53
Options cancelled/forfeited	(14)	9.54
Options outstanding as of March 31, 2017	1,795	$9.97	8.1
During the three months ended March 31, 2017, we granted PSOs to purchase up to 132,000 shares of our Class A common stock. The PSOs have a weighted average exercise price of $23.80 per share. Vesting of the PSOs is based on achievement of a pre-established free cash flow performance metric for the year ended December 31, 2019, and continued employment throughout the performance period. The number of PSOs granted, as included in the above table, assumes achievement of the performance metric at the maximum level, which is 165% of the targeted performance metric. Thus, for performance at 100% of the targeted metric, approximately 61% of the PSOs would vest. For performance at 80% of the targeted metric, approximately 48% of the PSOs would vest. For performance below 80% of the 2019 targeted metric, no PSOs would vest, all previously recognized compensation expense for PSOs would be reversed, and no compensation expense would be recognized.
Included in the options outstanding as of March 31, 2017, are 500,000 PSOs granted in 2016, which are based on achievement of a pre-established free cash flow performance metric for the years ended December 31, 2017 and 2018. The number of PSOs granted in 2016 related to the performance metrics for the years ended December 31, 2016, 2017 and 2018, assumed achievement of the performance metric at the maximum level, which is 150% of the targeted performance metric. Thus, for performance at 100% of the targeted metric, approximately 67% of the PSOs would vest. For performance at 80% of the targeted metric, approximately 33% of the PSOs would vest. For performance below 80% of the 2018 targeted metric, no PSOs would vest, all previously recognized compensation expense for PSOs would be reversed, and no compensation expense would be recognized. For performance below 50% of the 2017 targeted metric, no PSOs would vest, all previously recognized compensation expense for PSOs would be reversed, and no compensation expense would be recognized.
During the three months ended March 31, 2017, 247,000 of the PSOs vested based on the achievement of 148% of the pre-established free cash flow performance metric for the year ended December 31, 2016, and 3,000 shares were cancelled as a result of the PSOs being granted at 150% of the target metric. During the year ended December 31, 2016, $1.0 million of expense was recognized related to the PSOs that vested during the three months ended March 31, 2017.
We recognize expense for the PSOs based on the grant date fair value of the PSOs that we determine are probable of vesting. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSOs that are probable of vesting. Our stock-based compensation expense for stock options, including the PSOs for the three months ended March 31, 2017 and 2016, was $537,000 and $287,000, respectively.

The fair value of stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes information relating to our stock options granted during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Stock options granted (in thousands)	132	250
Weighted average exercise price per share	$23.80	$11.70
Weighted average grant-date fair value per share	$9.29	$4.15
Weighted average Black-Scholes model assumptions:
Risk-free interest rate	2.04%	1.28%
Expected term (in years)	6.4	5.4
Expected volatility	35%	37%
Expected dividend yield	—	—

As of March 31, 2017, the total estimated remaining stock-based compensation expense for unvested stock options, including the PSOs, was $3.4 million, which is expected to be recognized over a weighted average period of 2.0 years.
Restricted Stock Units
A summary of activity in connection with our RSUs for the three months ended March 31, 2017, follows (number of shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested as of December 31, 2016	496	$13.34
Granted	260	24.23
Vested	(111)	12.07
Forfeited	(12)	12.82
Unvested as of March 31, 2017	633	$18.05

During the three months ended March 31, 2017, we granted 151,000 RSUs that vest annually over four years and 96,000 PSUs that vest based upon achievement of a pre-established free cash flow performance metric for the year ended December 31, 2019, and continued employment throughout the performance period. The number of PSUs granted, as included in the above table, assumes achievement of the performance metric at 100% of the targeted performance metric. The actual number of shares to be issued at the end of the performance period will range from 0% to 165% of the initial target awards. For performance at 150% of the targeted metric in 2019, up to 165% of the PSUs would vest. For performance below 80% of the targeted metric in 2019, no PSUs would vest and no compensation expense would be recognized, and all previously recognized compensation expense for PSUs would be reversed.
During the three months ended March 31, 2017, 41,000 of the PSUs vested related to the achievement of 148% of the pre-established free cash flow performance metric for the year ended December 31, 2016, and an additional 13,000 shares were granted and vested as a result of the attainment of the 2016 performance metric as approved by our Board of Directors. During the year ended December 31, 2016, $479,000 of expense was recognized related to the PSUs vested during the three months ended March 31, 2017.
Included in the unvested RSUs as of March 31, 2017, are 56,000 PSUs granted in 2016, which are based on achievement of a pre-established free cash flow performance metric for the years ended December 31, 2017 and 2018, and continued employment throughout the performance period. The number of PSUs granted in 2016 related to the performance metrics for the years ended December 31, 2017 and 2018, assumes achievement of the performance metric at 100% of the targeted performance metric. The actual number of shares to be issued at the end of the performance period will range from 0% to 150% of the initial target awards. For performance at 150% of the targeted metric, 150% of the PSUs would vest. For performance below 80% of the targeted metric for 2018, no PSUs would vest and no compensation expense would be recognized, and all previously recognized compensation expense for PSUs would be reversed. For performance below 50% of the targeted metric for 2017, no PSUs would vest and no compensation expense would be recognized and all previously recognized compensation expense for PSUs would be reversed.

We recognize expense for the PSUs based on the grant date fair value of the PSUs that we determine are probable of vesting. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSUs that are probable of vesting. Our stock-based compensation expense for the RSUs and PSUs for the three months ended March 31, 2017 and 2016, was $597,000 and $111,000, respectively.
As of March 31, 2017, the total remaining estimated stock-based compensation expense for the RSUs and PSUs was $9.9 million, which is expected to be recognized over a weighted average period of 3.0 years.
Restricted Stock Awards
A summary of activity in connection with our restricted stock awards for the three months ended March 31, 2017, follows (number of shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested as of December 31, 2016	46	$8.55
Granted	—	—
Vested	(9)	2.43
Forfeited	—	—
Unvested as of March 31, 2017	37	$10.13
We have the right to repurchase any unvested restricted stock awards. Restricted stock awards vest over a four-year period for employees and a one-year period for non-employee directors. We recognized stock-based compensation expense of $101,000 and $115,000 for the three months ended March 31, 2017 and 2016, respectively.
As of March 31, 2017, the total remaining stock-based compensation expense for unvested restricted stock awards with a repurchasing right was $141,000 which is expected to be recognized over a weighted average period of 1.0 year.

8. Income Taxes
Our effective tax rate differs from the U.S. Federal statutory rate of 34% primarily because our losses have been offset by a valuation allowance due to uncertainty as to the realization of those losses.
For the three months ended March 31, 2017, we recorded income tax expense of $11,000 on pre-tax income of $0.7 million for an effective tax rate of 1.6%. The income tax expense is based on our payments of state minimum taxes and the amortization of tax deductible goodwill that is not an available source of income to realize the deferred tax asset.
For the three months ended March 31, 2016, we recorded income tax expense of $24,000 on pre-tax losses of $3.6 million for an effective tax rate of (0.67%). The income tax expense is based on our payments of state minimum taxes and the amortization of tax deductible goodwill that is not an available source of income to realize the deferred tax asset.
9. Revenue and Other Information
The following table presents our revenue categories for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Core solutions	$13,106	$9,763
Value+ services	17,764	12,255
Other	1,256	1,193
Total revenues	$32,126	$23,211

Core solutions revenue includes our subscription fees which are designed to scale to the size of our customers’ businesses. We recognize subscription revenue ratably over the terms of the subscription agreements, which typically range from one month to one year. Revenue from subscription services is impacted by a number of factors, including the change in the number and type of our customers, the size and needs of our customers’ businesses and our customer renewal rates.
Value+ services revenue includes revenue from subscriptions or usage-based fees. Subscription Value+ services include website hosting services and contact center services. Usage-based Value+ services include fees for electronic payment processing, applicant screening services, our tenant liability insurance program, collections, and online vacancy advertising services. Revenue from Value+ services is impacted by a number of factors, including the number of new and existing customers that adopt and utilize our Value+ service, the size and needs of our customers and our customer renewal rates.

Other revenue includes one-time services related to on-boarding our core solutions, website design services and online vacancy advertising services offered to legacy RentLinx customers.

Our revenue is generated primarily from U.S. customers. All of our property and equipment is located in the U.S.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report and in our Annual Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report. Please also refer to the section of this Quarterly Report entitled "Cautionary Note Regarding Forward-Looking Statements" for additional information.
Overview
AppFolio is a provider of industry-specific, cloud-based software solutions for SMBs in the property management and legal industries. We were formed in 2006 with a vision to revolutionize the way that SMBs grow and compete.

Our platform is designed to be the system of record to automate essential business processes and the system of engagement to enhance business interactions between our customers and their clients and vendors. Our property management software provides small and medium-sized property managers with an end-to-end solution to many of their business needs, enabling them to manage their portfolio of properties quickly and easily in a single, integrated environment. Our legal software provides solo practitioners and small law firms with a streamlined practice and case management solution, allowing them to manage many of their practices and case load within a single system. We also offer optional, but often mission-critical, Value+ services, which are seamlessly built into our core solutions.
We launched our first product, APM, a property management solution, in 2008. Recognizing that our customers would benefit from additional mission-critical services that they can purchase as needed, we launched our first Value+ service in 2009 by offering website design and hosting services to our property manager customers. Our websites give our customers a professional online presence and serve as the hub for our system of engagement. In 2010, we commenced the roll out of our electronic payments platform with the introduction of ACH payment processing and, in 2011, we launched resident screening as additional Value+ services. In 2012, we introduced our tenant liability insurance program as a further Value+ service. Also in 2012, after completing our market validation process, we decided to enter the legal market. We expedited our time-to-market by acquiring MyCase, a legal practice and case management solution, and we leveraged our AppFolio Business System, including our experience gained in the property management vertical, to advance our software solution in the legal vertical. In 2013, we extended our website design and hosting services to our law firm customers and expanded our electronic payments platform for property managers by allowing residents to pay rent by Electronic Cash Payment and credit or debit card. In 2014, we launched an additional Value+ service for our property manager customers with our contact center to resolve or route incoming maintenance requests. In 2016, we launched Premium Leads and Debt Collection Services as additional Value+ services to our property manager customers to assist with filling vacancies and collecting their tenants' unpaid rent. In 2016, we also expanded our electronic payments platform in the legal vertical by allowing clients of our legal customers to pay their legal bills by credit card, debit card, or ACH. Through our disciplined market validation approach and ongoing investment in product development, we continuously update our software solutions through new and innovative core functionality and Value+ services, as well as assess opportunities in adjacent markets and new verticals.
We have focused on growing our revenue by increasing the size of our customer base, retaining customers, introducing new or expanded Value+ services, increasing the adoption and utilization of our Value+ services by new and existing customers, and increasing the number of units under management. We define our customer base as the number of customers subscribing to our core solutions, exclusive of free trials. We intend to continue to invest in revenue growth opportunities over time in our current markets, adjacent markets, and new verticals.

Customer count and property manager units under management is summarized in the table below:

	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2016
Property manager	10,468	10,038	9,612	9,275	8,816
Property manager units under management (in millions)	2.83	2.68	2.53	2.41	2.30
Law firm	8,676	8,135	7,799	7,349	6,834
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
To date, we have experienced rapid revenue growth due to our investments in research and product development, sales and marketing, customer service and support, and infrastructure. During the three months ended March 31, 2017, we have derived more than 90% of our revenue from our property management solution.
We have managed, and plan to continue to manage, our business towards the achievement of long-term growth that we believe will positively impact long-term stockholder value, and not towards the realization of short-term financial or business metrics, or short-term stockholder value.
Key Components of Results of Operations
Revenue
We charge our customers on a subscription basis for our core solutions and certain of our Value+ services. Our subscription fees are designed to scale to the size of our customers’ businesses. We recognize subscription revenue ratably over the terms of the subscription agreements, which typically range from one month to one year. We generally invoice our customers for subscription services in monthly, quarterly or annual installments, typically in advance of the subscription period. Revenue from subscription services is impacted by a number of factors, including the change in the number and type of our customers, the size and needs of our customers’ businesses, our customer renewal rates, and the level of adoption of our Value+ subscription services by new and existing customers.
We also charge our customers usage-based fees for using certain Value+ services, although fees for electronic payment processing are generally paid by the clients of our customers. Usage-based fees are charged on a flat fee per transaction basis with no minimum usage commitments. We recognize revenue for usage-based services in the period the service is rendered. We generally invoice our customers for usage-based services on a monthly basis for services rendered in the preceding month. Revenue from usage-based services is impacted by a number of factors, including the number of new and existing customers that adopt and utilize our Value+ services, the size and needs of our customers and our customer renewal rates.
We also offer our customers assistance with on-boarding our core solutions, as well as website design services. These services are generally purchased as part of a subscription agreement, and are typically performed within the first several months of the arrangement. We generally invoice our customers for other services in advance of the services being completed. We recognize revenue for these other services upon completion of the related service. We also generate revenue from legacy RentLinx customers by providing services that allow these customers to advertise rental houses and apartments online. Revenue derived from customers using the RentLinx services outside of our property manager core solution platform is being recorded under Other revenue.

Costs and Operating Expenses
Cost of Revenue. Cost of revenue consists of personnel-related costs (including salaries, incentive-based compensation, benefits, and stock-based compensation) for our employees focused on customer service and the support of our operations, platform infrastructure costs (such as data center operations and hosting-related costs), fees paid to third-party service providers, payment processing fees, and allocated shared costs. We typically allocate shared costs across our organization based on headcount within the applicable part of our organization. Cost of revenue excludes amortization of capitalized software development costs and acquired technology. We intend to continue to invest in customer service and support, and the expansion of our technology infrastructure as we grow the number of our customers and roll out additional Value+ services. We also intend to expand our Value+ offerings over time, which will impact cost of revenue both in absolute dollars and overall percentage of revenue.
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

Results of Operations
The following table sets forth our results of operations for the periods presented in dollars (in thousands) and as a percentage of revenue:

	Three Months Ended March 31,
	2017		2016
	Amount	%	Amount	%
Consolidated Statements of Operations Data:
Revenue	$32,126	100.0%	$23,211	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization) (1)	12,993	40.4	10,530	45.4
Sales and marketing (1)	7,107	22.1	7,551	32.5
Research and product development (1)	3,629	11.3	3,043	13.1
General and administrative (1)	4,804	15.0	3,549	15.3
Depreciation and amortization	2,996	9.3	2,117	9.1
Total costs and operating expenses	31,529	98.1	26,790	115.4
Income (loss) from operations	597	1.9	(3,579)	(15.4)
Other expense, net	(28)	(0.1)	(24)	(0.1)
Interest income, net	102	0.3	24	0.1
Income (loss) before provision for income taxes	671	2.1	(3,579)	(15.4)
Provision for income taxes	11	—	24	0.1
Net income (loss)	$660	2.1%	$(3,603)	(15.5)%

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$129	$45
Sales and marketing	120	42
Research and product development	116	51
General and administrative	732	325
Total stock-based compensation expense	$1,097	$463

Comparison of the Three Months Ended March 31, 2017 and 2016
Revenue

	Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Core solutions	$13,106	$9,763	$3,343	34%
Value+ services	17,764	12,255	5,509	45%
Other	1,256	1,193	63	5%
Total revenues	$32,126	$23,211	$8,915	38%
Revenue increased $8.9 million, or 38%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, mainly reflecting increased revenue from a 19% year over year increase in the number of property manager customers. The overall increase was mostly attributable to revenue from Value+ services, which increased by $5.5 million, or 45%. The increase in Value+ services was mainly driven by increased usage of our electronic payments platform and screening services by a larger property manager customer base and the increase in property manager units under management of 23% year over year. We also had strong growth in our tenant liability insurance, customer contact center, website hosting services and premium lead services within our Value+ services. The overall increase in revenue was also attributable to growth in revenue from our Core solutions of $3.3 million, or 34%, driven by growth in the number of our customers, units under management and strong customer renewal rates.
For the three months ended March 31, 2017 and 2016, we derived more than 90% of our revenue from our property manager customers.
Cost of Revenue (Exclusive of Depreciation and Amortization)

	Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$12,993	$10,530	$2,463	23%
Percentage of revenue	40.4%	45.4%
Cost of revenue (exclusive of depreciation and amortization) increased $2.5 million, or 23%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily due to increased third-party costs of $1.6 million driven by increased Value+ services and increased personnel-related costs of $0.7 million due to our headcount growth supporting our revenue growth.
As a percentage of revenue, cost of revenue (exclusive of depreciation and amortization) improved 5% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This improvement was primarily driven by a decrease in personnel-related costs and allocated and other costs due to our ability to increase revenue with a more moderate increase in headcount and related allocated and other costs, and a slight decrease in third-party costs due to improved pricing with our third-party service providers as we continue to grow.

Sales and Marketing

	Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Sales and marketing	$7,107	$7,551	$(444)	(6)%
Percentage of revenue	22.1%	32.5%
Sales and marketing expense decreased by $0.4 million or 6% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This decrease resulted from $0.2 million lower personnel-related costs and $0.2 million lower allocated and other costs as we gain efficiencies in our sales and marketing expenses relative to our revenue growth.
Research and Product Development

	Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Research and product development	$3,629	$3,043	$586	19%
Percentage of revenue	11.3%	13.1%
Research and product development expense increased $0.6 million, or 19%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily the result of an increase in personnel-related costs, net of capitalized software development costs, of $0.7 million, due to our headcount growth and rate of capitalized software development.
General and Administrative

	Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
General and administrative	$4,804	$3,549	$1,255	35%
Percentage of revenue	15.0%	15.3%
General and administrative expense increased $1.3 million, or 35%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily due to increased personnel-related costs of $1.2 million due to headcount growth and incentive-based compensation programs.
Depreciation and Amortization

	Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Depreciation and amortization	$2,996	$2,117	$879	42%
Percentage of revenue	9.3%	9.1%
Depreciation and amortization expense increased $0.9 million, or 42%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily due to increased amortization expense of $0.8 million from increased capitalized software development balances.

Interest Income, net

	Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Interest income	$102	$24	$78	325%
Percentage of revenue	0.3%	0.1%
Interest income, net, increased $0.1 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, due to higher investment security balances in the more recent period.
Liquidity and Capital Resources
Cash and Cash Equivalents
As of March 31, 2017, our principal sources of liquidity were cash and cash equivalents and investment securities, which had an aggregate balance of $52.3 million.
Working Capital
As of March 31, 2017, we had working capital of $13.3 million, compared to working capital of $10.9 million as of December 31, 2016. The increase in our working capital was primarily due to an increase in the current portion of investment securities and accounts receivable and a decline in accrued employee expenses, offset by increases in accrued expenses and deferred revenue from the continued growth of our business and a decline in our cash and cash equivalents.
Revolving Facility
As of March 31, 2017, we had a $25.0 million revolving line of credit, which we refer to as the Revolving Facility, under the terms of the Credit Agreement with Wells Fargo, as administrative agent, and the lenders and parties thereto. As of March 31, 2017 and December 31, 2016, we had no outstanding balance and were in compliance with the financial covenants under the Revolving Facility.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in) operating activities	$3,807	$(736)
Net cash used in investing activities	(5,475)	(120)
Net cash (used in) provided by financing activities	(1,062)	61
Net decrease in cash and cash equivalents	$(2,730)	$(795)
Cash Provided by (Used in) Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our core solutions and Value+ services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
For the three months ended March 31, 2017, cash provided by operating activities was $3.8 million resulting from our net income of $0.7 million, adjusted by non-cash charges of $4.1 million and a net decrease in our operating assets and liabilities of $1.0 million. The non-cash charges primarily consist of $3.0 million of depreciation and amortization of our property and equipment and capitalized software and $1.1 million of stock based compensation. The net decrease in our operating assets and liabilities was mostly attributable to a $1.7 million decrease in accrued employee expenses and a $1.3 million increase in accounts receivable primarily driven by growth in our Value+ services. The decrease in our operating assets and liabilities was partially offset by an increase in deferred revenue of $1.1 million in line with our increased revenues, an increase in accrued expenses of $0.5 million and an decrease in prepaid expenses and other current assets of $0.4 million.
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
Cash Used in Investing Activities
Cash used in investing activities is generally comprised of purchases, maturities and sales of investment securities, additions to capitalized software development and purchases and dispositions of capital expenditures.
For the three months ended March 31, 2017, investing activities used $5.5 million in cash primarily as a result of $6.5 million of investment securities purchased, partially offset by $4.4 million of maturities of investment securities. In addition, we incurred capitalized software development costs of $3.0 million for the continued investment in our software development, and capital expenditures of $0.4 million to purchase property and equipment for the continued growth and expansion of our business.
For the three months ended March 31, 2016, investing activities used $0.1 million in cash primarily as a result of $13.3 million of sales and maturities of investment securities offset by $9.4 million of investment securities purchased. In addition, we incurred capitalized software development costs of $2.2 million and capital expenditures of $1.9 million to purchase property and equipment to support the continued growth and expansion of our business.
Cash (Used in) Provided by Financing Activities
Cash (used in) provided by financing activities is generally comprised of proceeds from the exercise of stock options, net share settlement for employee tax withholdings associated with the vesting of RSUs, proceeds from the issuance of debt or draws from our revolving credit facility and principal repayments of debt or on our revolving credit facility.
For the three months ended March 31, 2017, financing activities used $1.1 million in cash primarily as a result of net share settlements for employee tax withholdings associated with the vesting of RSUs of $1.2 million , partially offset by proceeds from stock option exercises of $0.1 million.
For the three months ended March 31, 2016, financing activities provided $0.1 million in cash primarily as a result of proceeds from stock option exercises.

Contractual Obligations and Other Commitments

In February 2017, we signed a lease amendment for 50 Castilian Drive in Santa Barbara, California, our corporate headquarters. This amendment extends the term from February 2018 to December 2021. The total commitment under this lease extension is $3.1 million. All other terms and conditions from the original lease and previous amendments remain the same.

There have been no other material changes to our contractual obligations and other commitments as disclosed in our Annual Report.

Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any off-balance sheet arrangements.
Critical Accounting Policies
Our Condensed Consolidated Financial Statements and the related notes are prepared in accordance with GAAP. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and operating expenses, provision for income taxes and related disclosures.

There were no new critical accounting policies adopted during the three months ended March 31, 2017. Please refer to our Critical Accounting Policies as included in our Annual Report.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies within our Condensed Consolidated Financial Statements.
Item 3. Qualitative and Quantitative Disclosure about Market Risk
Interest Rate Risk
At March 31, 2017, we had cash and cash equivalents of $8.0 million consisting of bank deposits and money market funds, and $44.3 million of investment securities which are comprised of fixed rate debt securities and certificates of deposit. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
As of March 31, 2017, a hypothetical 100 basis point decrease in interest rates would have resulted in an increase in the fair value of our investment securities of approximately $0.5 million, and a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investment securities of approximately $0.5 million. This estimate is based on a sensitivity model which measures an instant change in interest rates by 1% or 100 basis points at March 31, 2017.
The borrowings under our Revolving Facility are at variable interest rates. However, there was no outstanding balance under our Revolving Facility as of March 31, 2017. Accordingly, a hypothetical change in interest rates would not have impacted our debt service obligations as of March 31, 2017.
Inflation Risk
We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in inflation rates.
As of March 31, 2017, there were no other material changes in the market risks described in the section of the Annual Report entitled “Quantitative and Qualitative Disclosure of Market Risk.”
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and other procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Based on our management's evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in legal proceedings arising from or related to claims incident to the normal course of our business activities. Although the results of such legal proceedings and claims cannot be predicted with certainty, we are not currently a party to any legal proceeding(s) which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows. However, regardless of the merit of any claims raised or the ultimate outcome, legal proceedings may generally have an adverse impact on us as a result of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors
An investment in our Class A common stock involves risks. Before making an investment decision, you should carefully consider all of the information in this Quarterly Report, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Condensed Consolidated Financial Statements and related notes. In addition, you should carefully consider the risks and uncertainties described in the section entitled “Risk Factors” in our Annual Report, which was filed with the SEC on February 27, 2017, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that case, the trading price of our Class A common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results and prospects.

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

AppFolio, Inc.

Date:	May 5, 2017	By:	/s/ Ida Kane
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