Form 10-Q
period 2017-06-30
APPFOLIO INC
filed 2017-08-07
CIK 1433195

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017.
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

As of July 24, 2017, the number of shares of the registrant’s Class A common stock outstanding was 13,406,739 and the number of shares of the registrant’s Class B common stock outstanding was 20,505,590.

.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017, or Quarterly Report, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements are subject to considerable risks and uncertainties. Forward-looking statements include all statements that are not statements of historical facts contained in this Quarterly Report and can be identified by words such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “could,” “will,” “would” or similar expressions and the negatives of those expressions. In particular, forward looking statements contained in this Quarterly Report relate to, among other things, our future or assumed financial condition, results of operations, business forecasts and plans, capital needs and financing plans, research and product development plans, growth in the size of our business and number of customers, strategic plans and objectives, acquisitions and investments, and the application of accounting guidance. We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report.

Forward-looking statements represent our management’s current beliefs and assumptions based on information currently available. Forward-looking statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks and uncertainties in greater detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report and in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, or Annual Report, as well as in our other filings with the Securities and Exchange Commission or SEC. You should read this Quarterly Report, and the other documents we have filed with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

APPFOLIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par values)

	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$7,389	$10,699
Investment securities—current	24,739	15,473
Accounts receivable, net	4,231	2,511
Prepaid expenses and other current assets	3,748	3,537
Total current assets	40,107	32,220
Investment securities—noncurrent	25,636	26,688
Property and equipment, net	6,674	7,077
Capitalized software, net	16,787	15,539
Goodwill	6,737	6,737
Intangible assets, net	2,405	3,105
Other assets	1,237	1,217
Total assets	$99,583	$92,583
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$398	$937
Accrued employee expenses	8,053	7,550
Accrued expenses	5,009	4,044
Deferred revenue	8,037	7,638
Other current liabilities	1,547	1,192
Total current liabilities	23,044	21,361
Other liabilities	1,374	1,540
Total liabilities	24,418	22,901
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000 authorized and no shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Class A common stock, $0.0001 par value, 250,000 shares authorized as of June 30, 2017 and December 31, 2016; 13,319 and 11,691 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively;	1	1
Class B common stock, $0.0001 par value, 50,000 shares authorized as of June 30, 2017 and December 31, 2016; 20,590 and 22,028 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively;	3	3
Additional paid-in capital	148,716	146,692
Accumulated other comprehensive loss	(49)	(51)
Accumulated deficit	(73,506)	(76,963)
Total stockholders’ equity	75,165	69,682
Total liabilities and stockholders’ equity	$99,583	$92,583
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$35,877	$26,203	$68,003	$49,414
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	13,701	11,212	26,694	21,742
Sales and marketing	7,192	7,567	14,299	15,118
Research and product development	4,002	3,024	7,631	6,067
General and administrative	5,101	4,389	9,905	7,938
Depreciation and amortization	3,114	2,359	6,110	4,476
Total costs and operating expenses	33,110	28,551	64,639	55,341
Income (loss) from operations	2,767	(2,348)	3,364	(5,927)
Other (expense) income, net	(60)	2	(88)	(22)
Interest income, net	120	95	222	119
Income (loss) before provision for income taxes	2,827	(2,251)	3,498	(5,830)
Provision for income taxes	30	13	41	37
Net income (loss)	$2,797	$(2,264)	$3,457	$(5,867)

Net income (loss) per common share:
Basic	$0.08	$(0.07)	$0.10	$(0.18)
Diluted	$0.08	$(0.07)	$0.10	$(0.18)
Weighted average common shares outstanding:
Basic	33,838	33,523	33,772	33,493
Diluted	34,928	33,523	34,879	33,493
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$2,797	$(2,264)	$3,457	$(5,867)
Other comprehensive income:
Changes in unrealized gains (losses) on investment securities	(19)	73	2	373
Comprehensive income (loss)	$2,778	$(2,191)	$3,459	$(5,494)
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Class A		Class B		Capital	(Loss)/Income	Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	11,691	$1	22,028	$3	$146,692	$(51)	$(76,963)	$69,682
Exercise of stock options	109	—	—		386	—	—	386
Stock-based compensation	—	—	—	—	2,942	—	—	2,942
Vesting of restricted stock units, net of shares withheld for taxes	72	—	—	—	(1,345)	—	—	(1,345)
Vesting of early exercised shares	—	—	—	—	41	—	—	41
Conversion of Class B stock to Class A stock	1,438	—	(1,438)	—	—	—	—	—
Issuance of restricted stock awards	9	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	2	—	2
Net income	—	—	—	—	—	—	3,457	3,457
Balance at June 30, 2017	13,319	$1	20,590	$3	$148,716	$(49)	$(73,506)	$75,165
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash from operating activities
Net income (loss)	$3,457	$(5,867)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,110	4,476
Purchased investment premium, net of amortization	(104)	95
Amortization of deferred financing costs	32	32
Loss on disposal of property and equipment	89	32
Stock-based compensation	2,716	1,555
Lease abandonment	—	60
Changes in operating assets and liabilities:
Accounts receivable	(1,721)	(996)
Prepaid expenses and other current assets	(212)	(647)
Other assets	(51)	(92)
Accounts payable	(319)	(571)
Accrued employee expenses	576	906
Accrued expenses	794	751
Deferred revenue	399	1,148
Other liabilities	100	1,495
Net cash provided by operating activities	11,866	2,377
Cash from investing activities
Purchases of property and equipment	(837)	(3,161)
Additions to capitalized software	(5,271)	(5,159)
Purchases of investment securities	(15,597)	(16,685)
Sales of investment securities	—	10,017
Maturities of investment securities	7,489	11,387
Purchases of intangible assets	(1)	—
Net cash used in investing activities	(14,217)	(3,601)
Cash from financing activities
Proceeds from stock option exercises	386	153
Tax withholding for net share settlement	(1,345)	—
Principal payments under capital lease obligations	—	(15)
Proceeds from issuance of debt	59	57
Principal payments on debt	(59)	(71)
Net cash (used in) provided by financing activities	(959)	124
Net decrease in cash and cash equivalents	(3,310)	(1,100)
Cash and cash equivalents
Beginning of period	10,699	12,063
End of period	$7,389	$10,963

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$223	$172
Additions of capitalized software included in accrued employee expenses	385	459
Stock-based compensation capitalized for software development	345	177
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Significant Accounting Policies
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report filed with the SEC on February 27, 2017. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim Condensed Consolidated Financial Statements have been prepared on a basis consistent with that used to prepare our audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the Condensed Consolidated Financial Statements. The operating results for the six months ended June 30, 2017, are not necessarily indicative of the results expected for the full year ending December 31, 2017.
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

Net Income (Loss) per Share
The net income (loss) per common share was the same for our Class A and Class B common shares because they are entitled to the same liquidation and dividend rights and are therefore combined in the table below. The following table presents a reconciliation of our weighted average number of Class A and Class B common shares used to compute net income (loss) per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average shares outstanding	33,871	33,610	33,809	33,591
Less: Weighted average unvested restricted shares subject to repurchase	33	87	37	98
Weighted average common shares outstanding; basic	33,838	33,523	33,772	33,493

Weighted average common shares outstanding; basic	33,838	33,523	33,772	33,493
Plus: Weighted average options, RSUs and restricted shares used to compute diluted net income per share	1,090	—	1,107	—
Weighted average common shares outstanding; diluted	34,928	33,523	34,879	33,493
Approximately 670,000 shares of performance based options ("PSOs") and performance based restricted stock units ("PSUs") are not included in the computations of diluted and anti-dilutive shares for the three and six month periods ended June 30, 2017, as they are considered contingently issuable upon the satisfaction of pre-defined performance measures and their respective performance measures have not been met.
For the three and six months ended June 30, 2016, we reported a net loss and therefore, all potentially dilutive common shares are anti-dilutive and have been excluded from the calculation of net loss per share. The following table presents the number of anti-dilutive common shares excluded from the calculation of weighted average number of shares used to compute diluted net income (loss) per share at the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Options to purchase common stock	—	1,824	4	1,824
Unvested restricted stock awards	—	76	—	76
Unvested restricted stock units	8	475	22	475
Contingent restricted stock units (1)	15	49	15	49
Total shares excluded from net income (loss) per common share	23	2,424	41	2,424
(1) Included in the anti-dilutive shares above are fixed price restricted stock unit (“RSU”) commitments for which the number of shares has not been determined at the grant date. The number of RSU shares with a fixed price included in the table above are 15,000 and 49,000 shares at June 30, 2017 and 2016, respectively. The number of shares have been determined by dividing the fixed price commitment to issue shares in the future by the closing price of our stock as of the applicable reporting period date.
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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"), which changes the timing of when certain intercompany transactions are recognized within the provision for income taxes. ASU 2016-16 is effective on January 1, 2018. Early adoption is permitted. We have not determined the effect of this guidance on our financial condition, results of operations, cash flows or disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"), which provides amendments to current guidance to address the classification and presentation of changes in restricted cash in the statement of cash flows. ASU 2016-18 is effective on January 1, 2018 and early adoption is permitted. We are still evaluating the effect of this guidance on our financial statements, although we expect that adoption will change the current presentation of restricted cash on our statement of cash flows as well as require additional disclosures to reconcile cash and cash equivalents per the balance sheet to cash and cash equivalents on the statement of cash flows.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our financial condition, results of operations, cash flows or disclosures.

3. Investment Securities and Fair Value Measurements
Investment Securities
Investment securities classified as available-for-sale consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$34,880	$10	$(44)	$34,846
Agency securities	11,317	—	(20)	11,297
Certificates of deposit	4,227	6	(1)	4,232
Total available-for-sale investment securities	$50,424	$16	$(65)	$50,375

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$30,492	$9	$(56)	$30,445
Agency securities	6,248	—	(20)	6,228
Certificates of deposit	5,472	16	—	5,488
Total available-for-sale investment securities	$42,212	$25	$(76)	$42,161
We had certain investment securities in an unrealized loss position at June 30, 2017 and December 31, 2016, and none of these securities have been in a continuous unrealized loss position for more than 12 months. These unrealized loss positions are considered temporary and there were no impairments considered "other-than-temporary" as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis.
At June 30, 2017 and December 31, 2016, the contractual maturities of our investments did not exceed 36 months. The fair values of available-for-sale investments, by remaining contractual maturity, are as follows (in thousands):

	June 30, 2017		December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$24,757	$24,739	$15,475	$15,473
Due after 1 year through 3 years	25,667	25,636	26,737	26,688
Total available-for-sale investment securities	$50,424	$50,375	$42,212	$42,161

During the six months ended June 30, 2017 and 2016, we had sales and maturities (which includes calls) of investment securities, as follows (in thousands):

	Six Months Ended June 30, 2017
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Agency securities	$1	$—	$—	$1,044
Corporate bonds	—	—	—	5,200
Certificates of deposit	—	—	—	1,245
	$1	$—	$—	$7,489

	Six Months Ended June 30, 2016
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Agency securities	$1	$—	$3,006	$7,557
Corporate bonds	5	—	5,011	—
Treasury bills	—	—	2,000	3,830
	$6	$—	$10,017	$11,387
Interest income, net of the amortization and accretion of the premium and discount, for the three months ended June 30, 2017 and 2016, was $0.2 million and $0.1 million, respectively and $0.3 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively.
Fair Value Measurements
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables summarize our financial assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, by level within the fair value hierarchy (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$199	$—	$—	$199
Available-for-sale investment securities:
Corporate bonds	—	34,846	—	34,846
Agency securities	—	11,297	—	11,297
Certificates of deposit	4,232	—	—	4,232
Total	$4,431	$46,143	$—	$50,574

	December 31, 2016
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$4,849	$—	$—	$4,849
Available-for-sale investment securities:
Corporate bonds	—	30,445	—	30,445
Agency securities	—	6,228	—	6,228
Certificates of deposit	5,488	—	—	5,488
Total	$10,337	$36,673	$—	$47,010
The carrying amounts of cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.
There were no changes to our valuation techniques used to measure asset and liability fair values on a recurring basis during the six months ended June 30, 2017. The valuation techniques for the items in the table above are as follows:
Cash and Cash Equivalents
As of June 30, 2017 and December 31, 2016, cash and cash equivalents include cash invested in money market funds. Fair value is based on market prices for identical assets.
Available-for-Sale Investment Securities
The fair value of our investment securities and certificates of deposit is based on pricing determined using inputs other than quoted prices that are observable either directly or indirectly such as yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures.
Non-Recurring Fair Value Measurements
Certain assets, including goodwill, intangible assets and our note receivable with SecureDocs are also subject to measurement at fair value on a non-recurring basis using Level 3 measurement when they are deemed to be impaired as a result of an impairment review. For the six months ended June 30, 2017 and 2016, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.
4. Internal-Use Software Development Costs
Internal-use software development costs were as follows (in thousands):

	June 30, 2017	December 31, 2016
Internal use software development costs, gross	$39,040	$33,545
Less: Accumulated amortization	(22,253)	(18,006)
Internal use software development costs, net	$16,787	$15,539

Capitalized software development costs were $2.6 million and $3.0 million for the three months ended June 30, 2017 and 2016, respectively, and were $5.5 million and $5.4 million for the six months ended June 30, 2017 and 2016, respectively. Amortization expense with respect to software development costs totaled $2.2 million and $1.4 million for the three months ended June 30, 2017 and 2016, respectively, and $4.3 million and $2.7 million for the six months ended June 30, 2017 and 2016, respectively.

Future amortization expense with respect to capitalized software development costs as of June 30, 2017, is estimated as follows (in thousands):

Years Ending December 31,
2017	$4,447
2018	7,477
2019	4,198
2020	665
Total amortization expense	$16,787

5. Intangible Assets
Intangible assets consisted of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$790	$(471)	$319
Technology	4,811	(3,471)	1,340
Trademarks	930	(478)	452
Partner relationships	680	(510)	170
Non-compete agreements	40	(30)	10
Domain names	273	(261)	12
Patents	285	(183)	102
	$7,809	$(5,404)	$2,405

	December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$790	$(392)	$398
Technology	4,811	(3,070)	1,741
Trademarks	930	(416)	514
Partner relationships	680	(397)	283
Non-compete agreements	40	(23)	17
Domain names	273	(241)	32
Patents	284	(164)	120
	$7,808	$(4,703)	$3,105
Amortization expense for the three months ended June 30, 2017 and 2016 was $0.4 million and for the six months ended June 30, 2017 and 2016 was $0.7 million.

As of June 30, 2017, estimated future amortization of intangible assets was as follows (in thousands):

Years Ending December 31,
2017	$680
2018	928
2019	352
2020	259
2021	124
Thereafter	62
Total amortization expense	$2,405
6. Commitments and Contingencies
Lease Obligations
As of June 30, 2017, we had operating lease obligations of approximately $10.2 million through 2022. We recorded rent expense of $0.5 million for the three months ended June 30, 2017 and 2016, and $1.0 million for the six months ended June 30, 2017 and 2016.

In February 2017, we signed a lease amendment relating to the property located at 50 Castilian Drive in Santa Barbara, California, our corporate headquarters. This amendment extends the term from February 2018 to December 2021. The total commitment under this lease extension is $3.1 million. All of the other terms and conditions of the lease agreement remain the same.
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
As of June 30, 2017 and December 31, 2016, there was no outstanding balance under the Credit Agreement and we are in compliance with the financial covenants under the Revolving Facility.
Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc. (“Terra Mar”), which was established to provide our customers with the option to purchase tenant liability insurance. If our customers choose to use our insurance services, they are issued an insurance policy underwritten by our third-party service provider. The policy has a limit of $100,000 per incident for each insured residence. We have entered into a reinsurance agreement with our third-party service provider and, as a result, we assume a 100% quota share of the tenant liability insurance provided to our customers through our third-party service provider. Included in cost of revenue we accrue for reported claims and an estimate of losses incurred but not reported by our property manager customers, as we bear the risk related to claims. Our liability for reported claims and incurred but not reported claims as of June 30, 2017 and December 31, 2016 was $0.5 million and $0.3 million, respectively, and is included in Other current liabilities on the Condensed Consolidated Balance Sheets.
Included in Other assets as of June 30, 2017 and December 31, 2016, are $1.0 million and $1.2 million, respectively, of deposits held with a third party related to requirements to maintain collateral for our insurance services.

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

Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of any applicable agreements, services to be provided by us, or intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. We have never paid a material claim, nor have any legal claims been brought against us in connection with these indemnification arrangements. As of June 30, 2017 and December 31, 2016, we had not accrued a liability for these indemnification arrangements because we have determined that the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably possible and the amount or range of amounts of any such liability is not reasonably estimable.

7. Stock-Based Compensation
Stock Options
A summary of our stock option activity for the six months ended June 30, 2017, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years
Options outstanding as of December 31, 2016	1,718	$8.75	8.2
Options granted	172	24.77
Options exercised	(109)	3.53
Options cancelled/forfeited	(26)	9.96
Options outstanding as of June 30, 2017	1,755	$10.63	8.1
During the six months ended June 30, 2017, we granted PSOs to purchase up to 172,000 shares of our Class A common stock. The PSOs have a weighted average exercise price of $24.77 per share. Vesting of the PSOs is based on the achievement of pre-established performance metrics for the year ended December 31, 2019, and continued employment throughout the performance period. Of the PSOs granted during 2017, 132,000 shares would vest based upon the maximum payout of 165% when the 2019 free cash flow performance metric meets the maximum achievement of 150%. For performance at 100% of the targeted 2019 free cash flow metric, approximately 61% of the PSOs would vest. For performance at 80% of the targeted metric, approximately 48% of the PSOs would vest. For performance below 80% of the 2019 targeted metric, no PSOs would vest, all previously recognized compensation expense for the PSOs would be reversed, and no compensation expense would be recognized. The remaining 40,000 PSOs granted during 2017 have a pre-established adjusted gross margin target for 2019. PSOs tied to the gross margin performance metric have two levels of vesting, with 50% vesting based upon the achievement of 110% of the targeted amount and the remaining 50% vesting upon the achievement of 115% of the targeted amount. If the 110% performance target is not met, no shares will vest and all previously recognized expense for those PSOs would be reversed and no compensation expense would be recognized.
Included in the options outstanding as of June 30, 2017, are 500,000 PSOs granted in 2016, which vest based on the achievement of a pre-established free cash flow performance metric for the years ended December 31, 2017 and 2018. The number of PSOs granted in 2016 related to the performance metrics for the years ended December 31, 2017 and 2018, assumed achievement of the performance metric at the maximum level, which is 150% of the targeted performance metric. For performance at 100% of the targeted metric, approximately 67% of the PSOs would vest. For performance at 80% of the targeted metric, approximately 53% would vest. For performance below 50% of the 2017 targeted metric or 80% of the 2018 targeted metric, no PSOs would vest, all previously recognized compensation expense for PSOs would be reversed, and no compensation expense would be recognized.
During the six months ended June 30, 2017, 247,000 of the PSOs vested based on the achievement of 148% of the pre-established free cash flow performance metric for the year ended December 31, 2016, and 3,000 PSOs were cancelled as a result of the PSOs being granted at 150% of the target metric. During the year ended December 31, 2016, $1.0 million of expense was recognized related to the PSOs that vested during the six months ended June 30, 2017.
We recognize expense for the PSOs based on the grant date fair value of the PSOs that we determine are probable of vesting. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSOs that are probable of vesting. Our stock-based compensation expense for stock options, including the PSOs, for the three months ended June 30, 2017 and 2016, was $697,000 and $578,000, respectively, and $1.2 million and $865,000 for the six months ended June 30, 2017 and 2016, respectively.
The fair value of stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes information relating to our stock options granted during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options granted (in thousands)	40	500	172	750
Weighted average exercise price per share	$27.95	$13.43	$24.77	$12.85
Weighted average grant-date fair value per share	$10.52	$5.2	$9.58	$4.85
Weighted average Black-Scholes model assumptions:
Risk-free interest rate	1.95%	1.53%	2.02%	1.45%
Expected term (in years)	6.3	6.1	6.4	5.9
Expected volatility	34%	38%	35%	37%
Expected dividend yield	—	—	—	—

As of June 30, 2017, the total estimated remaining stock-based compensation expense for unvested stock options, including the PSOs, was $3.0 million, which is expected to be recognized over a weighted average period of 1.8 years.
Restricted Stock Units
A summary of activity in connection with our RSUs for the six months ended June 30, 2017, follows (number of shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested as of December 31, 2016	496	$13.34
Granted	291	24.71
Vested	(123)	12.18
Forfeited	(34)	15.44
Unvested as of June 30, 2017	630	$18.71

During the six months ended June 30, 2017, we granted a total of 291,000 RSUs: 178,000 RSUs vest annually over four years; 100,000 PSUs vest based upon achievement of a pre-established free cash flow performance metric for the year ended December 31, 2019, and continued employment throughout the performance period; and 13,000 PSUs were granted and vested as a result of the attainment of the 2016 performance metric. The number of PSUs granted, as included in the above table, assumes achievement of the performance metric at 100% of the targeted performance metric. The actual number of shares to be issued at the end of the performance period will range from 0% to 165% of the initial target awards. For performance at 150% of the targeted metric in 2019, 165% of the PSUs would vest. For performance below 80% of the targeted metric in 2019, no PSUs would vest and no compensation expense would be recognized, and all previously recognized compensation expense for PSUs would be reversed.
During the six months ended June 30, 2017, 41,000 of the PSUs vested based on the achievement of 148% of the pre-established free cash flow performance metric for the year ended December 31, 2016, and an additional 13,000 PSUs were granted and vested as a result of the attainment of the 2016 performance metric as approved by our Board of Directors. During the year ended December 31, 2016, $479,000 of expense was recognized related to the PSUs vested during the six months ended June 30, 2017.
Included in the unvested RSUs as of June 30, 2017, are 56,000 PSUs granted in 2016, which vest based on the achievement of a pre-established free cash flow performance metric for the years ended December 31, 2017 and 2018, and continued employment throughout the performance period. The number of PSUs granted in 2016 related to the performance metrics for the years ended December 31, 2017 and 2018, assumes achievement of the performance metric at 100% of the targeted performance metric. The actual number of shares to be issued at the end of the performance period will range from 0% to 150% of the initial target awards.

For performance at 150% of the targeted metric, 150% of the PSUs would vest. For performance below 50% of the targeted metric for 2017 or 80% of the targeted metric for 2018, no PSUs would vest and no compensation expense would be recognized, and all previously recognized compensation expense for PSUs would be reversed.
We recognize expense for the PSUs based on the grant date fair value of the PSUs that we determine are probable of vesting. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSUs that are probable of vesting. Our stock-based compensation expense for the RSUs and PSUs for the three months ended June 30, 2017 and 2016, was $1.0 million and $527,000, respectively, and $1.6 million and $638,000 for the six months ended June 30, 2017 and 2016, respectively.
As of June 30, 2017, the total remaining estimated stock-based compensation expense for the RSUs and PSUs was $10.0 million, which is expected to be recognized over a weighted average period of 2.8 years.
Restricted Stock Awards
A summary of activity in connection with our restricted stock awards for the six months ended June 30, 2017, follows (number of shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested as of December 31, 2016	46	$8.55
Granted	9	33.30
Vested	(36)	9.54
Forfeited	—	—
Unvested as of June 30, 2017	19	$18.40
We have the right to repurchase any unvested restricted stock awards. Restricted stock awards vest over a four-year period for employees and a one-year period for non-employee directors. We recognized stock-based compensation expense for restricted stock awards of $88,000 and $114,000 for the three months ended June 30, 2017 and 2016, respectively, and $189,000 and $229,000 for the six months ended June 30, 2017 and 2016, respectively.
As of June 30, 2017, the total remaining stock-based compensation expense for unvested restricted stock awards with a repurchasing right was $353,000 which is expected to be recognized over a weighted average period of 1.0 year.

8. Income Taxes
Our effective tax rate differs from the U.S. Federal statutory rate of 34% primarily because our previously reported losses have been offset by a valuation allowance due to uncertainty as to the realization of those losses.
For the three and six months ended June 30, 2017, we recorded income tax expense of $30,000 and $41,000, respectively on pre-tax income of $2.8 million and $3.5 million, respectively, for an effective tax rate of 1.1% and 1.2%, respectively. The income tax expense is based on our payments of state minimum taxes, alternative minimum tax ("AMT") (net of available AMT credit), and the amortization of tax deductible goodwill that is not an available source of income to realize the deferred tax asset.
For the three and six months ended June 30, 2016, we recorded income tax expense of $13,000 and $37,000, respectively on pre-tax losses of $2.3 million and $5.8 million, respectively for an effective tax rate of 0.6%. The income tax expense is based on our payments of state minimum taxes and the amortization of tax deductible goodwill that is not an available source of income to realize the deferred tax asset.

9. Revenue and Other Information
The following table presents our revenue categories for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Core solutions	$13,906	$10,572	$27,012	$20,335
Value+ services	20,537	14,399	38,301	26,653
Other	1,434	1,232	2,690	2,426
Total revenues	$35,877	$26,203	$68,003	$49,414

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

Other revenue includes revenue from one-time services related to on-boarding customers to our core solutions, website design services and online vacancy advertising services offered to legacy RentLinx customers.

Our revenue is generated primarily from U.S. customers. All of our property and equipment is located in the U.S.

10. Subsequent Events
Brian Donahoo has notified the Company of his intention to retire from his position as President and Chief Executive Officer, and as a member of the Board of Directors, both effective as of August 8, 2017.  Following his retirement, Mr. Donahoo will continue to serve as an employee of the Company through December 31, 2017 for the principal purpose of assisting the Company in the orderly transition of his roles and responsibilities.  In connection with Mr. Donahoo’s retirement, the Company and Mr. Donahoo have entered into a Resignation Agreement and General Release of Claims.
The Board of Directors has appointed Jason Randall as President and Chief Executive Officer, and has elected Mr. Randall to serve as a Class III director, both effective as of August 8, 2017.

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
Overview
AppFolio is a provider of industry-specific, cloud-based software solutions for SMBs in the property management and legal industries. We were formed in 2006 with a vision to revolutionize the way that SMBs grow and compete by enabling their digital transformation.

Our platform is designed to be the system of record to automate essential business processes and the system of engagement to enhance business interactions between our customers and their clients and vendors. Our property management software provides small and medium-sized property managers with an end-to-end solution to many of their business needs, enabling them to manage their portfolio of properties quickly and easily in a single, integrated environment. Our legal software provides solo practitioners and small law firms with a streamlined practice and case management solution, allowing them to manage much of their case load within a single system. We also offer optional, but often mission-critical, Value+ services, which are seamlessly built into our core solutions.
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

Customer count and property manager units under management is summarized in the table below:

	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2017		2016
Property manager	10,820	10,468	10,038	9,612	9,275	8,816
Property manager units under management (in millions)	2.93	2.83	2.68	2.53	2.41	2.30
Law firm	8,913	8,676	8,135	7,799	7,349	6,834
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
To date, we have experienced rapid revenue growth due to our investments in research and product development, sales and marketing, customer service and support, and infrastructure. During the six months ended June 30, 2017, we have derived more than 90% of our revenue from our property management solution.
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
We also offer our assistance to our customers with on-boarding to our core solutions, as well as website design services. These services are generally purchased as part of a subscription agreement, and are typically performed within the first several months of the arrangement. We generally invoice our customers for other services in advance of the services being completed. We recognize revenue for these other services upon completion of the related service. We also generate revenue from legacy RentLinx customers by providing services that allow these customers to advertise rental houses and apartments online. Revenue derived from customers using the RentLinx services outside of our property manager core solution platform is being recorded under Other revenue.

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
Sales and Marketing. Sales and marketing expense consists of personnel-related costs (including salaries, sales commissions, incentive-based compensation, benefits, and stock-based compensation) for our employees focused on sales and marketing, costs associated with sales and marketing activities, and allocated shared costs. Marketing activities include advertising, online lead generation, lead nurturing, customer and industry events, and the creation of industry-related content and collateral. Sales commissions and other incremental costs to acquire customers and grow adoption and utilization of our Value+ services by new and existing customers are expensed as incurred. We focus our sales and marketing efforts on generating awareness of our software solutions, creating sales leads, establishing and promoting our brands, and cultivating an educated community of successful and vocal customers. We intend to continue to invest in sales and marketing as we grow to increase the size of our customer base and increase the adoption and utilization of Value+ services by our new and existing customers.

Research and Product Development. Research and product development expense consists of personnel-related costs (including salaries, incentive-based compensation, benefits, and stock-based compensation) for our employees focused on research and product development, fees for third-party development resources, and allocated shared costs. Our research and product development efforts are focused on enhancing the ease of use and functionality of our existing software solutions by adding new core functionality, Value+ services and other improvements, as well as developing new products and services. We capitalize the portion of our software development costs that meets the criteria for capitalization. Amortization of capitalized software development costs is included in depreciation and amortization expense. We intend to continue to invest in research and product development as we continue to introduce new core functionality, roll out new Value+ services, develop new products and services, and expand into adjacent markets and new verticals.
General and Administrative. General and administrative expense consists of personnel-related costs (including salaries, incentive-based compensation, benefits, and stock-based compensation) for employees in our executive, finance, information technology, or IT, human resources, corporate development, legal and administrative organizations. In addition, general and administrative expense includes fees for third-party professional services (including consulting, legal and audit services), other corporate expenses, and allocated shared costs. We intend to incur incremental general and administrative costs associated with supporting the growth of our business.
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

Interest Income (Expense). Interest income includes interest earned on investment securities, amortization and accretion of the premium and discounts paid from the purchase of investment securities, interest earned on notes receivable and on cash deposited within our bank accounts. Interest expense includes interest paid on outstanding borrowings under our Credit Agreement.

Results of Operations
The following table sets forth our results of operations for the periods presented in dollars (in thousands) and as a percentage of revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%
Consolidated Statements of Operations Data:
Revenue	$35,877	100.0%	$26,203	100.0%	$68,003	100.0%	$49,414	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization) (1)	13,701	38.2	11,212	42.8	26,694	39.3	21,742	44.0
Sales and marketing (1)	7,192	20.0	7,567	28.9	14,299	21.0	15,118	30.6
Research and product development (1)	4,002	11.2	3,024	11.5	7,631	11.2	6,067	12.3
General and administrative (1)	5,101	14.2	4,389	16.7	9,905	14.6	7,938	16.1
Depreciation and amortization	3,114	8.7	2,359	9.0	6,110	9.0	4,476	9.1
Total costs and operating expenses	33,110	92.3	28,551	109.0	64,639	95.1	55,341	112.0
Income (loss) from operations	2,767	7.7	(2,348)	(9.0)	3,364	4.9	(5,927)	(12.0)
Other (expense) income, net	(60)	(0.2)	2	—	(88)	(0.1)	(22)	—
Interest income, net	120	0.3	95	0.4	222	0.3	119	0.2
Income (loss) before provision for income taxes	2,827	7.9	(2,251)	(8.6)	3,498	5.1	(5,830)	(11.8)
Provision for income taxes	30	0.1	13	—	41	0.1	37	0.1
Net income (loss)	$2,797	7.8%	$(2,264)	(8.6)%	$3,457	5.1%	$(5,867)	(11.9)%

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$209	$138	$338	$183
Sales and marketing	210	130	330	172
Research and product development	182	104	298	155
General and administrative	1,018	720	1,750	1,045
Total stock-based compensation expense	$1,619	$1,092	$2,716	$1,555

Comparison of the Three and Six Months Ended June 30, 2017 and 2016
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Core solutions	$13,906	$10,572	$3,334	32%	$27,012	$20,335	$6,677	33%
Value+ services	20,537	14,399	6,138	43%	38,301	26,653	11,648	44%
Other	1,434	1,232	202	16%	2,690	2,426	264	11%
Total revenues	$35,877	$26,203	$9,674	37%	$68,003	$49,414	$18,589	38%

Revenue increased $9.7 million, or 37%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, mainly reflecting a 17% increase in the number of property manager customers. The overall increase was mostly attributable to revenue from Value+ services, which increased by $6.1 million, or 43%. The increase in Value+ services was mainly driven by increased usage of our electronic payments platform and screening services by a larger property manager customer base and an increase in units under management of 22%. We also experienced growth in our other Value+ services, including tenant liability insurance, customer contact center, website hosting services and premium lead services within our Value+ services. The overall increase in revenue was also attributable to growth in revenue from our Core solutions of $3.3 million, or 32%, driven by growth in the number of our customers and units under management.
Revenue increased $18.6 million, or 38%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, mainly reflecting a 17% increase in the number of property manager customers. The overall increase was mostly attributable to revenue from Value+ services, which increased by $11.6 million, or 44%. The increase in Value+ services was mainly driven by increased usage of our electronic payments platform and screening services by a larger property manager customer base and increase in the number of units under management. We also experienced revenue growth in our other Value+ services, including tenant liability insurance, customer contact center, website hosting services and premium lead services within our Value+ services. The overall increase in revenue was also attributable to growth in revenue from our Core solutions of $6.7 million, or 33%, driven by growth in the number of our customers and units under management.
For the six months ended June 30, 2017 and 2016, we derived more than 90% of our revenue from our property manager customers.
Cost of Revenue (Exclusive of Depreciation and Amortization)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$13,701	$11,212	$2,489	22%	$26,694	$21,742	$4,952	23%
Percentage of revenue	38.2%	42.8%			39.3%	44.0%
Cost of revenue (exclusive of depreciation and amortization) increased $2.5 million, or 22%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase was primarily due to increased third-party costs of $1.7 million driven by increased Value+ services revenue and increased personnel-related costs of $0.5 million due to the continued growth of our business.
As a percentage of revenue, cost of revenue (exclusive of depreciation and amortization) improved to 38.2% from 42.8% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. This improvement was primarily driven by our ability to increase revenue with a more moderate increase in personnel-related costs, and an improvement in pricing with our third-party service providers as we continue to grow.
Cost of revenue (exclusive of depreciation and amortization) increased $5.0 million, or 23%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase was primarily due to increased third-party costs of $3.3 million driven by increased Value+ services revenue and increased personnel-related costs of $1.2 million due to the continued growth of our business.

As a percentage of revenue, cost of revenue (exclusive of depreciation and amortization) improved to 39.3% from 44.0% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. This improvement was primarily driven by our ability to increase revenue with a more moderate increase in personnel-related costs, and an improvement in pricing with our third-party service providers as we continue to grow.
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Sales and marketing	$7,192	$7,567	$(375)	(5)%	$14,299	$15,118	$(819)	(5)%
Percentage of revenue	20.0%	28.9%			21.0%	30.6%
Sales and marketing expense decreased by $0.4 million or 5% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. This decrease resulted from $0.2 million lower personnel-related costs and $0.1 million lower allocated and other costs as we gain efficiencies in our expenses relative to our revenue growth.

Sales and marketing expense decreased $0.8 million, or 5%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease was mainly the result of a decrease in personnel related costs of $0.4 million and a decrease in allocated and other costs of $0.3 million as we gain efficiencies in our expenses relative to revenue growth.
Research and Product Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Research and product development	$4,002	$3,024	$978	32%	$7,631	$6,067	$1,564	26%
Percentage of revenue	11.2%	11.5%			11.2%	12.3%
Research and product development expense increased $1.0 million, or 32%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase was the result of an increase in personnel-related costs, net of capitalized software development costs, of $1.0 million, due to headcount growth within our research and product development organizations.

Research and product development expense increased $1.6 million, or 26%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase was primarily the result of an increase in personnel-related costs, net of capitalized software development costs, of $1.7 million, due to headcount growth within our research and product development organizations.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
General and administrative	$5,101	$4,389	$712	16%	$9,905	$7,938	$1,967	25%
Percentage of revenue	14.2%	16.7%			14.6%	16.1%
General and administrative expense increased $0.7 million, or 16%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase was primarily the result of increased personnel-related costs of $0.9 million due to headcount growth and incentive-based compensation.

General and administrative expense increased $2.0 million, or 25%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase was primarily the result of an increase in personnel-related costs of $2.2 million due to headcount growth and incentive-based compensation.

Depreciation and Amortization

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Depreciation and amortization	$3,114	$2,359	$755	32%	$6,110	$4,476	$1,634	37%
Percentage of revenue	8.7%	9.0%			9.0%	9.1%
Depreciation and amortization expense increased $0.8 million, or 32%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase was the result of increased amortization expense of $0.8 million associated with increased capitalized software development balances.

Depreciation and amortization expense increased $1.6 million, or 37%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase was the result of increased amortization expense of $1.5 million associated with higher capitalized software development balances and increased depreciation expense of $0.1 million related to capital purchases.
Interest Income, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Interest income	$120	$95	$25	26%	$222	$119	$103	87%
Percentage of revenue	0.3%	0.4%			0.3%	0.2%
Interest income, net, remained relatively flat for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. For the six months ended June 30, 2017 compared to the six months ended June 30, 2016, interest income increased $0.1 million and is primarily the result of higher investment security balances in the more recent period.
Liquidity and Capital Resources
Cash and Cash Equivalents
As of June 30, 2017, our principal sources of liquidity were cash and cash equivalents and investment securities, which had an aggregate balance of $57.8 million.
Working Capital
As of June 30, 2017, we had working capital of $17.1 million, compared to working capital of $10.9 million as of December 31, 2016. The increase in our working capital was primarily due to an increase in the current portion of investment securities and accounts receivable and a decrease in accounts payable, offset by a decrease in our cash and cash equivalents and increases in accrued expenses and accrued employee expenses from the continued growth of our business.
Revolving Facility
As of June 30, 2017, we had a $25.0 million revolving line of credit, which we refer to as the Revolving Facility, under the terms of the Credit Agreement with Wells Fargo, as administrative agent, and the lenders and parties thereto. As of June 30, 2017 and December 31, 2016, we had no outstanding balance and were in compliance with the financial covenants under the Revolving Facility.

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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$11,866	$2,377
Net cash used in investing activities	(14,217)	(3,601)
Net cash (used in) provided by financing activities	(959)	124
Net decrease in cash and cash equivalents	$(3,310)	$(1,100)
Cash Provided by Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our software solutions. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
For the six months ended June 30, 2017, cash provided by operating activities was $11.9 million resulting from our net income of $3.5 million, adjusted by non-cash charges of $8.8 million and a net decrease in our operating assets and liabilities of $0.4 million. The non-cash charges primarily consist of $6.1 million of depreciation and amortization of our property and equipment and capitalized software development and $2.7 million of stock based compensation. The net decrease in our operating assets and liabilities was mostly attributable to a $1.7 million decrease in accounts receivable and a $0.3 million decrease in accounts payable. The decrease in our operating assets and liabilities was partially offset by an increase in accrued expenses of $0.8 million, accrued employee expenses of $0.6 million and deferred revenue of $0.4 million.
For the six months ended June 30, 2016, cash provided by operating activities was $2.4 million resulting from our net loss of $5.9 million, adjusted by non-cash charges of $6.3 million and a net increase in our operating assets and liabilities of $2.0 million. The net increase in our non-cash charges was primarily the result of $4.5 million of depreciation and amortization of our property and equipment and capitalized software development and $1.6 million of stock based compensation. The increase in our operating assets and liabilities was mostly attributed to an increase of other liabilities of $1.5 million which was mostly attributed to an increase in deferred rent and an increase in deferred revenue of $1.1 million and a decline in accounts receivables of $1.0 million related to increased sales.
Cash Used in Investing Activities
Cash used in investing activities is generally comprised of purchases, maturities and sales of investment securities, additions to capitalized software development and purchases and dispositions of capital expenditures.
For the six months ended June 30, 2017, investing activities used $14.2 million in cash primarily as a result of $15.6 million of investment securities purchased, partially offset by $7.5 million of maturities of investment securities. In addition, we incurred capitalized software development costs of $5.3 million for the continued investment in our software development, and capital expenditures of $0.8 million to purchase property and equipment for the continued growth and expansion of our business.
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
Cash (Used in) Provided by Financing Activities
Cash (used in) provided by financing activities is generally comprised of proceeds from the exercise of stock options, net share settlement for employee tax withholdings associated with the vesting of RSUs and activities associated with the Revolving Facility.
For the six months ended June 30, 2017, financing activities used $1.0 million in cash primarily as a result of net share settlements for employee tax withholdings associated with the vesting of RSUs of $1.3 million, partially offset by proceeds from stock option exercises of $0.4 million.
For the six months ended June 30, 2016, financing activities provided $0.1 million in cash primarily as a result of proceeds from stock option exercises.
Contractual Obligations and Other Commitments

In February 2017, we signed a lease amendment relating to the property located at 50 Castilian Drive in Santa Barbara, California, our corporate headquarters. This amendment extends the term from February 2018 to December 2021. The total commitment under this lease extension is $3.1 million. All of the other terms and conditions of the original lease agreement remain the same.

There have been no other material changes to our contractual obligations and other commitments as disclosed in our Annual Report.
Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any off-balance sheet arrangements.
Critical Accounting Policies
Our Condensed Consolidated Financial Statements and the related notes are prepared in accordance with GAAP. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and operating expenses, provision for income taxes and related disclosures.

There were no new critical accounting policies adopted during the six months ended June 30, 2017. Please refer to our Critical Accounting Policies as included in our Annual Report.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies within our Condensed Consolidated Financial Statements.

Item 3. Qualitative and Quantitative Disclosure about Market Risk
Interest Rate Risk
At June 30, 2017, we had cash and cash equivalents of $7.4 million consisting of bank deposits and money market funds, and $50.4 million of investment securities which are comprised of fixed rate debt securities and certificates of deposit. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
As of June 30, 2017, a hypothetical 100 basis point decrease in interest rates would have resulted in an increase in the fair value of our investment securities of approximately $0.5 million, and a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investment securities of approximately $0.5 million. This estimate is based on a sensitivity model which measures an instant change in interest rates by 1% or 100 basis points at June 30, 2017.
The borrowings under our Revolving Facility are at variable interest rates. However, there was no outstanding balance under our Revolving Facility as of June 30, 2017. Accordingly, a hypothetical change in interest rates would not have impacted our debt service obligations as of June 30, 2017.
Inflation Risk
We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in inflation rates.
As of June 30, 2017, there were no other material changes in the market risks described in the section of the Annual Report entitled “Quantitative and Qualitative Disclosure of Market Risk.”
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

AppFolio, Inc.

Date:	August 7, 2017	By:	/s/ Ida Kane
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