Form 10-Q
period 2017-09-30
APPFOLIO INC
filed 2017-11-06
CIK 1433195

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of October 23, 2017, the number of shares of the registrant’s Class A common stock outstanding was 14,506,412 and the number of shares of the registrant’s Class B common stock outstanding was 19,440,672.
.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017, or Quarterly Report, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements are subject to considerable risks and uncertainties. Forward-looking statements include all statements that are not statements of historical facts contained in this Quarterly Report and can be identified by words such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “could,” “will,” “would” or similar expressions and the negatives of those expressions. In particular, forward looking statements contained in this Quarterly Report relate to, among other things, our future or assumed financial condition, results of operations, business forecasts and plans, capital needs and financing plans, research and product development plans, growth in the size of our business and number of customers, strategic plans and objectives, acquisitions and investments, and the application of accounting guidance. We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

APPFOLIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par values)

	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$14,781	$10,699
Investment securities—current	28,396	15,473
Accounts receivable, net	3,419	2,511
Prepaid expenses and other current assets	4,393	3,537
Total current assets	50,989	32,220
Investment securities—noncurrent	20,423	26,688
Property and equipment, net	7,005	7,077
Capitalized software, net	17,320	15,539
Goodwill	6,737	6,737
Intangible assets, net	2,054	3,105
Other assets	1,219	1,217
Total assets	$105,747	$92,583
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,164	$937
Accrued employee expenses	8,169	7,550
Accrued expenses	5,908	4,044
Deferred revenue	7,508	7,638
Other current liabilities	1,083	1,192
Total current liabilities	23,832	21,361
Other liabilities	1,238	1,540
Total liabilities	25,070	22,901
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000 authorized and no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Class A common stock, $0.0001 par value, 250,000 shares authorized as of September 30, 2017 and December 31, 2016; 14,494 and 11,691 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively;	1	1
Class B common stock, $0.0001 par value, 50,000 shares authorized as of September 30, 2017 and December 31, 2016; 19,448 and 22,028 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively;	3	3
Additional paid-in capital	150,520	146,692
Accumulated other comprehensive loss	(23)	(51)
Accumulated deficit	(69,824)	(76,963)
Total stockholders’ equity	80,677	69,682
Total liabilities and stockholders’ equity	$105,747	$92,583
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$37,903	$28,162	$105,906	$77,576
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	14,053	11,645	40,747	33,387
Sales and marketing	7,257	6,979	21,556	22,097
Research and product development	4,367	3,464	11,998	9,531
General and administrative	5,405	4,642	15,310	12,580
Depreciation and amortization	3,237	2,636	9,347	7,112
Total costs and operating expenses	34,319	29,366	98,958	84,707
Income (loss) from operations	3,584	(1,204)	6,948	(7,131)
Other expense, net	(5)	(12)	(93)	(34)
Interest income, net	155	102	377	221
Income (loss) before provision for income taxes	3,734	(1,114)	7,232	(6,944)
Provision for income taxes	52	11	93	48
Net income (loss)	$3,682	$(1,125)	$7,139	$(6,992)

Net income (loss) per common share:
Basic	$0.11	$(0.03)	$0.21	$(0.21)
Diluted	$0.10	$(0.03)	$0.20	$(0.21)
Weighted average common shares outstanding:
Basic	33,905	33,600	33,817	33,529
Diluted	35,205	33,600	35,091	33,529
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$3,682	$(1,125)	$7,139	$(6,992)
Other comprehensive income (loss):
Changes in unrealized gains (losses) on investment securities	26	(96)	28	277
Comprehensive income (loss)	$3,708	$(1,221)	$7,167	$(6,715)
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Class A		Class B		Capital	(Loss)/Income	Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	11,691	$1	22,028	$3	$146,692	$(51)	$(76,963)	$69,682
Exercise of stock options	133	—	—		508	—	—	508
Stock-based compensation	—	—	—	—	4,674	—	—	4,674
Vesting of restricted stock units, net of shares withheld for taxes	81	—	—	—	(1,421)	—	—	(1,421)
Vesting of early exercised shares	—	—	—	—	67	—	—	67
Conversion of Class B stock to Class A stock	2,580	—	(2,580)	—	—	—	—	—
Issuance of restricted stock awards	9	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	28	—	28
Net income	—	—	—	—	—	—	7,139	7,139
Balance at September 30, 2017	14,494	$1	19,448	$3	$150,520	$(23)	$(69,824)	$80,677
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash from operating activities
Net income (loss)	$7,139	$(6,992)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,347	7,112
Purchased investment premium, net of amortization	(22)	185
Amortization of deferred financing costs	48	48
Loss on disposal of property and equipment	94	33
Stock-based compensation	4,304	2,844
Lease abandonment	—	161
Changes in operating assets and liabilities:
Accounts receivable	(908)	(659)
Prepaid expenses and other current assets	(856)	(804)
Other assets	(54)	(163)
Accounts payable	369	(1,109)
Accrued employee expenses	846	(144)
Accrued expenses	1,713	1,354
Deferred revenue	(130)	1,674
Other liabilities	(334)	1,183
Net cash provided by operating activities	21,556	4,723
Cash from investing activities
Purchases of property and equipment	(1,680)	(3,560)
Additions to capitalized software	(8,085)	(8,554)
Purchases of investment securities	(17,597)	(24,334)
Sales of investment securities	15	10,016
Maturities of investment securities	10,974	17,112
Purchases of intangible assets	(1)	(2)
Net cash used in investing activities	(16,374)	(9,322)
Cash from financing activities
Proceeds from stock option exercises	508	260
Tax withholding for net share settlement	(1,608)	(85)
Principal payments under capital lease obligations	—	(24)
Proceeds from issuance of debt	88	87
Principal payments on debt	(88)	(99)
Net cash (used in) provided by financing activities	(1,100)	139
Net increase (decrease) in cash and cash equivalents	4,082	(4,460)
Cash and cash equivalents
Beginning of period	10,699	12,063
End of period	$14,781	$7,603

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$271	$112
Additions of capitalized software included in accrued employee expenses	231	231
Stock-based compensation capitalized for software development	548	308
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Significant Accounting Policies
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report filed with the SEC on February 27, 2017. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim Condensed Consolidated Financial Statements have been prepared on a basis consistent with that used to prepare our audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the Condensed Consolidated Financial Statements. The operating results for the nine months ended September 30, 2017, are not necessarily indicative of the results expected for the full year ending December 31, 2017.
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

Net Income (Loss) per Share
The net income (loss) per common share was the same for our Class A and Class B common shares because they are entitled to the same liquidation and dividend rights and are therefore combined in the table below. The following table presents a reconciliation of our weighted average number of Class A and Class B common shares used to compute net income (loss) per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average shares outstanding	33,923	33,668	33,848	33,617
Less: Weighted average unvested restricted shares subject to repurchase	18	68	31	88
Weighted average common shares outstanding; basic	33,905	33,600	33,817	33,529

Weighted average common shares outstanding; basic	33,905	33,600	33,817	33,529
Plus: Weighted average options, RSUs and restricted shares used to compute diluted net income per share	1,300	—	1,274	—
Weighted average common shares outstanding; diluted	35,205	33,600	35,091	33,529
Approximately 571,000 shares of performance based options ("PSOs") and performance based restricted stock units ("PSUs") are not included in the computations of diluted and anti-dilutive shares for the three and nine month periods ended September 30, 2017, as they are considered contingently issuable upon the satisfaction of pre-defined performance measures and their respective performance measures have not been met.
For the three and nine months ended September 30, 2016, we reported a net loss and therefore all potentially dilutive common shares are anti-dilutive and have been excluded from the calculation of net loss per share. The following table presents the number of anti-dilutive common shares excluded from the calculation of weighted average number of shares used to compute diluted net income (loss) per share for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Options to purchase common stock	—	1,764	—	1,764
Unvested restricted stock awards	—	59	—	59
Unvested restricted stock units	13	480	13	480
Contingent restricted stock units (1)	6	27	6	27
Total shares excluded from net income (loss) per common share	19	2,330	19	2,330
(1) Included in the anti-dilutive shares above are fixed price restricted stock unit (“RSU”) commitments for which the number of shares has not been determined at the grant date. The number of RSU shares with a fixed price included in the table above are 6,000 and 27,000 shares at September 30, 2017 and 2016, respectively. The number of shares have been determined by dividing the fixed price commitment to issue shares in the future by the closing price of our stock as of the applicable reporting period date.
Recently Adopted Accounting Pronouncements
Under the Jumpstart our Business Startups Act (the “JOBS Act”), we meet the definition of an emerging growth company. We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 781), Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which amends and simplifies the accounting for share-based payment awards in three areas: (1) income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. ASU 2016-19 also provides an accounting policy election to account for forfeitures as they occur. We adopted this guidance on January 1, 2017. The impact on the Company’s consolidated financial statements was not material due to the full valuation allowance on our deferred tax assets. We have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized each period.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers ( the “new revenue standard”). The new revenue standard will be effective on January 1, 2018 and early adoption is permitted. The standard permits the use of either a full retrospective or modified retrospective transition method.

The Company will adopt the new revenue standard as of January 1, 2018, using the modified retrospective transition method and is currently evaluating the expected impact of the adoption on its consolidated financial statements and related disclosures. Under the modified retrospective transition method, we will be required to calculate and record the cumulative effect of adopting the new revenue standard as an adjustment to our opening balance of our retained earnings on January 1, 2018, within our Quarterly Report on Form 10-Q for the first quarter of 2018. Prior periods will not be retrospectively adjusted.
Based on our ongoing assessment, we do not expect there will be a material impact on our revenue upon adoption. While we are continuing to assess all potential impacts of the standard, we believe the most significant impact relates to recognizing the costs of obtaining customer contracts. Under the Company's current policy election under GAAP, sales commissions and other incremental costs to acquire contracts are expensed as incurred. Under the new revenue standard, such costs will be deferred and recognized over a period of time. The Company is in the process of implementing the necessary changes to its accounting policies, processes, internal controls and information systems that will be required to meet the new standard’s reporting and disclosure requirements.
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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"), which provides amendments to current guidance to address the classification and presentation of changes in restricted cash in the statement of cash flows. ASU 2016-18 is effective on January 1, 2018 and early adoption is permitted. We are still evaluating the effect of this guidance on our financial statements. We expect that adoption will change the current presentation of restricted cash on our statement of cash flows as well as require additional disclosures to reconcile cash and cash equivalents per the balance sheet to cash and cash equivalents on the statement of cash flows.

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

3. Investment Securities and Fair Value Measurements
Investment Securities
Investment securities classified as available-for-sale consisted of the following at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$34,558	$11	$(19)	$34,550
Agency securities	11,302	—	(17)	11,285
Certificates of deposit	2,982	3	(1)	2,984
Total available-for-sale investment securities	$48,842	$14	$(37)	$48,819

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$30,492	$9	$(56)	$30,445
Agency securities	6,248	—	(20)	6,228
Certificates of deposit	5,472	16	—	5,488
Total available-for-sale investment securities	$42,212	$25	$(76)	$42,161
As of September 30, 2017, the unrealized losses on investment securities which have been in a net loss position for 12 months or greater were not material. These unrealized losses are considered temporary and there were no impairments considered to be "other-than-temporary" based on our evaluation of available evidence, which includes our intent to hold these investments to maturity or a recovery of the cost basis.
At September 30, 2017 and December 31, 2016, the contractual maturities of our investments did not exceed 36 months. The fair values of available-for-sale investments, by remaining contractual maturity, are as follows (in thousands):

	September 30, 2017		December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$28,398	$28,396	$15,475	$15,473
Due after 1 year through 3 years	20,444	20,423	26,737	26,688
Total available-for-sale investment securities	$48,842	$48,819	$42,212	$42,161

During the nine months ended September 30, 2017 and 2016, we had sales and maturities (which includes calls) of investment securities, as follows (in thousands):

	Nine Months Ended September 30, 2017
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Agency securities	$1	$—	$15	$1,044
Corporate bonds	—	—	—	7,440
Certificates of deposit	—	—	—	2,490
	$1	$—	$15	$10,974

	Nine Months Ended September 30, 2016
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Agency securities	$5	$—	$3,005	$9,557
Corporate bonds	1	—	5,011	2,480
Treasury bills	—	—	2,000	3,830
Certificates of Deposit	—	—	—	1,245
	$6	$—	$10,016	$17,112
Interest income from investment securities, net of the amortization and accretion of the premium and discount, for the three months ended September 30, 2017 and 2016, was $0.2 million and $0.1 million, respectively and $0.5 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively.
Fair Value Measurements
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables summarize our financial assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, by level within the fair value hierarchy (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$3,910	$—	$—	$3,910
Available-for-sale investment securities:
Corporate bonds	—	34,550	—	34,550
Agency securities	—	11,285	—	11,285
Certificates of deposit	2,984	—	—	2,984
Total	$6,894	$45,835	$—	$52,729

	December 31, 2016
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$4,849	$—	$—	$4,849
Available-for-sale investment securities:
Corporate bonds	—	30,445	—	30,445
Agency securities	—	6,228	—	6,228
Certificates of deposit	5,488	—	—	5,488
Total	$10,337	$36,673	$—	$47,010
The carrying amounts of cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.
There were no changes to our valuation techniques used to measure asset and liability fair values on a recurring basis during the nine months ended September 30, 2017. The valuation techniques for the items in the table above are as follows:
Cash and Cash Equivalents
As of September 30, 2017 and December 31, 2016, cash and cash equivalents include cash invested in money market funds. Fair value is based on market prices for identical assets.
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
Non-Recurring Fair Value Measurements
Certain assets, including goodwill, intangible assets and our note receivable with SecureDocs, are also subject to measurement at fair value on a non-recurring basis using Level 3 measurement when they are deemed to be impaired as a result of an impairment review. For the nine months ended September 30, 2017 and 2016, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.
4. Internal-Use Software Development Costs
Internal-use software development costs were as follows (in thousands):

	September 30, 2017	December 31, 2016
Internal use software development costs, gross	$41,902	$33,545
Less: Accumulated amortization	(24,582)	(18,006)
Internal use software development costs, net	$17,320	$15,539

Capitalized software development costs were $2.9 million and $3.3 million for the three months ended September 30, 2017 and 2016, respectively, and were $8.4 million and $8.8 million for the nine months ended September 30, 2017 and 2016, respectively. Amortization expense with respect to software development costs totaled $2.3 million and $1.7 million for the three months ended September 30, 2017 and 2016, respectively, and $6.6 million and $4.4 million for the nine months ended September 30, 2017 and 2016, respectively.

Future amortization expense with respect to capitalized software development costs as of September 30, 2017, is estimated as follows (in thousands):

Years Ending December 31,
2017	$2,409
2018	8,431
2019	5,153
2020	1,327
Total amortization expense	$17,320

5. Intangible Assets
Intangible assets consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$790	$(510)	$280
Technology	4,811	(3,671)	1,140
Trademarks	930	(508)	422
Partner relationships	680	(567)	113
Non-compete agreements	40	(33)	7
Domain names	273	(273)	—
Patents	285	(193)	92
	$7,809	$(5,755)	$2,054

	December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$790	$(392)	$398
Technology	4,811	(3,070)	1,741
Trademarks	930	(416)	514
Partner relationships	680	(397)	283
Non-compete agreements	40	(23)	17
Domain names	273	(241)	32
Patents	284	(164)	120
	$7,808	$(4,703)	$3,105
Amortization expense for the three months ended September 30, 2017 and 2016 was $0.4 million for each period and for the nine months ended September 30, 2017 and 2016 was $1.1 million for each period.

As of September 30, 2017, estimated future amortization of intangible assets was as follows (in thousands):

Years Ending December 31,
2017	$329
2018	929
2019	352
2020	259
2021	124
Thereafter	61
Total amortization expense	$2,054
6. Commitments and Contingencies
Lease Obligations
As of September 30, 2017, we had operating lease obligations of approximately $9.6 million through 2022. We recorded rent expense of $0.5 million for each three month period ended September 30, 2017 and 2016, and $1.5 million for each nine month period ended September 30, 2017 and 2016.
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
As of September 30, 2017 and December 31, 2016, there was no outstanding balance under the Credit Agreement and we are in compliance with the financial covenants under the Revolving Facility.
Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc. (“Terra Mar”), which was established to provide our customers with the option to purchase tenant liability insurance. If our customers choose to use our insurance services, they are issued an insurance policy underwritten by our third-party service provider. The policy has a limit of $100,000 per incident for each insured residence. We have entered into a reinsurance agreement with our third-party service provider and, as a result, we assume a 100% quota share of the tenant liability insurance provided to our customers through our third-party service provider. Included in cost of revenue we accrue for reported claims and an estimate of losses incurred but not reported by our property manager customers, as we bear the risk related to claims. Our liability for reported claims and incurred but not reported claims as of September 30, 2017 and December 31, 2016 was $0.4 million and $0.3 million, respectively, and is included in Other current liabilities on the Condensed Consolidated Balance Sheets.
Included in Other assets as of September 30, 2017 and December 31, 2016, are $1.5 million and $1.2 million, respectively, of deposits held with a third party related to requirements to maintain collateral for our insurance services.

Litigation
From time to time, we may become subject to certain legal proceedings, including without limitation claims and/or litigation matters, arising in the ordinary course of business. We are not currently a party to any such legal proceedings, nor are we aware of any pending or threatened litigation, that we believe would have a material adverse effect on our business, operating results, cash flows or financial condition should such proceedings be resolved unfavorably.

Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of any applicable agreements, services to be provided by us, or intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. We have never paid a material claim, nor have any legal claims been brought against us in connection with these indemnification arrangements. As of September 30, 2017 and December 31, 2016, we had not accrued a liability for these indemnification arrangements because we determined that the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably possible and the amount or range of amounts of any such liability is not reasonably estimable.
7. Stock-Based Compensation
Stock Options
A summary of our stock option activity for the nine months ended September 30, 2017, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years
Options outstanding as of December 31, 2016	1,718	$8.75	8.2
Options granted	172	24.77
Options exercised	(133)	3.83
Options cancelled/forfeited	(29)	9.84
Options outstanding as of September 30, 2017	1,728	$10.70	7.9
During the nine months ended September 30, 2017, we granted PSOs to purchase up to 172,000 shares of our Class A common stock. The PSOs have a weighted average exercise price of $24.77 per share. Vesting of the PSOs is based on the achievement of pre-established performance metrics for the year ended December 31, 2019, and continued employment throughout the performance period. Of the PSOs granted during 2017, 132,000 shares would vest based upon the maximum payout of 165% when the 2019 free cash flow performance metric meets the maximum achievement of 150%. For performance at 100% of the targeted 2019 free cash flow metric, approximately 61% of the PSOs would vest. For performance at 80% of the targeted metric, approximately 48% of the PSOs would vest. For performance below 80% of the 2019 targeted metric, no PSOs would vest, all previously recognized compensation expense for the PSOs would be reversed, and no compensation expense would be recognized. The remaining 40,000 PSOs granted during 2017 have a pre-established adjusted gross margin target for 2019. PSOs tied to the gross margin performance metric have two levels of vesting, with 50% vesting based upon the achievement of 110% of the targeted amount and the remaining 50% vesting upon the achievement of 115% of the targeted amount. If the 110% performance target is not met, no shares will vest and all previously recognized expense for those PSOs would be reversed and no compensation expense would be recognized.
Included in the options outstanding as of September 30, 2017 are 500,000 PSOs granted in 2016, which vest based on the achievement of a pre-established free cash flow performance metric for the years ended December 31, 2017 and 2018. The number of PSOs granted in 2016 related to the performance metrics for the years ended December 31, 2017 and 2018, assumes achievement of the performance metric at the maximum level, which is 150% of the targeted performance metric. For performance at 100% of the targeted metric, approximately 67% of the PSOs would vest. For performance at 80% of the targeted metric, approximately 53% would vest. For performance below 50% of the 2017 targeted metric or 80% of the 2018 targeted metric, no PSOs would vest, all previously recognized compensation expense for PSOs would be reversed, and no compensation expense would be recognized.
During the nine months ended September 30, 2017, 247,000 of the PSOs vested based on the achievement of 148% of the pre-established free cash flow performance metric for the year ended December 31, 2016, and 3,000 PSOs were cancelled as a result of the PSOs being granted at 150% of the target metric. During the year ended December 31, 2016, $1.0 million of expense was recognized related to the PSOs that vested during the nine months ended September 30, 2017.

We recognize expense for the PSOs based on the grant date fair value of the PSOs that we determine are probable of vesting. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSOs that are probable of vesting. Our stock-based compensation expense for stock options, including the PSOs, for the three months ended September 30, 2017 and 2016, was $0.7 million and $0.7 million, respectively, and $2.0 million and $1.6 million for the nine months ended September 30, 2017 and 2016, respectively.
The fair value of stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes information relating to our stock options granted during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options granted (in thousands)	—	—	172	750
Weighted average exercise price per share	$—	$—	$24.77	$12.85
Weighted average grant-date fair value per share	$—	$—	$9.58	$4.85
Weighted average Black-Scholes model assumptions:
Risk-free interest rate	—%	—%	2.02%	1.45%
Expected term (in years)	—	—	6.4	5.9
Expected volatility	—%	—%	35%	37%
Expected dividend yield	—	—	—	—

As of September 30, 2017, the total estimated remaining stock-based compensation expense for unvested stock options, including the PSOs, was $2.7 million, which is expected to be recognized over a weighted average period of 1.5 years.
Restricted Stock Units
A summary of activity in connection with our RSUs for the nine months ended September 30, 2017, is as follows (number of shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested as of December 31, 2016	496	$13.34
Granted	307	25.64
Vested	(139)	12.81
Forfeited	(46)	16.17
Unvested as of September 30, 2017	618	$19.36

During the nine months ended September 30, 2017, we granted a total of 307,000 RSUs: 194,000 RSUs vest annually over four years; 100,000 PSUs vest based upon achievement of a pre-established free cash flow performance metric for the year ended December 31, 2019, and continued employment throughout the performance period; and 13,000 PSUs were granted and vested as a result of the attainment of the 2016 performance metric. The number of PSUs granted, as included in the above table, assumes achievement of the performance metric at 100% of the targeted performance metric. The actual number of shares to be issued at the end of the performance period will range from 0% to 165% of the initial target awards. For performance at 150% of the targeted metric in 2019, 165% of the PSUs would vest. For performance below 80% of the targeted metric in 2019, no PSUs would vest and no compensation expense would be recognized, and all previously recognized compensation expense for PSUs would be reversed.
During the nine months ended September 30, 2017, 41,000 of the PSUs vested based on the achievement of 148% of the pre-established free cash flow performance metric for the year ended December 31, 2016, and an additional 13,000 PSUs were granted and vested as a result of the attainment of the 2016 performance metric as approved by our Board of Directors. During the year ended December 31, 2016, $479,000 of expense was recognized related to the PSUs vested during the nine months ended September 30, 2017.
Included in the unvested RSUs as of September 30, 2017 are 56,000 PSUs granted in 2016, which vest based on the achievement of a pre-established free cash flow performance metric for the years ended December 31, 2017 and 2018, and continued employment throughout the performance period. The number of PSUs granted in 2016 related to the performance metrics for the years ended December 31, 2017 and 2018, and assumed achievement of the performance metric at 100% of the targeted performance metric. The actual number of shares to be issued at the end of the performance period will range from 0% to 150% of the initial target awards. For performance at 150% of the targeted metric, 150% of the PSUs would vest. For performance below 50% of the targeted metric for 2017 or 80% of the targeted metric for 2018, no PSUs would vest and no compensation expense would be recognized, and all previously recognized compensation expense for PSUs would be reversed.
We recognize expense for the PSUs based on the grant date fair value of the PSUs that we determine are probable of vesting. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSUs that are probable of vesting. Our stock-based compensation expense for the RSUs and PSUs for the three months ended September 30, 2017 and 2016, was $1.0 million and $571,000, respectively, and $2.6 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively.
As of September 30, 2017, the total remaining estimated stock-based compensation expense for the RSUs and PSUs was $9.2 million, which is expected to be recognized over a weighted average period of 2.6 years.
Restricted Stock Awards
A summary of activity in connection with our restricted stock awards for the nine months ended September 30, 2017, follows (number of shares in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2016	46	$8.55
Granted	9	33.30
Vested	(38)	9.33
Forfeited	—	—
Unvested as of September 30, 2017	17	$19.79
We have the right to repurchase any unvested restricted stock awards. Restricted stock awards vest over a four-year period for employees and a one-year period for non-employee directors. We recognized stock-based compensation expense for restricted stock awards of $84,000 and $113,000 for the three months ended September 30, 2017 and 2016, respectively, and $274,000 and $342,000 for the nine months ended September 30, 2017 and 2016, respectively.
As of September 30, 2017, the total remaining stock-based compensation expense for unvested restricted stock awards with a repurchasing right was $268,000 which is expected to be recognized over a weighted average period of 0.8 years.

8. Income Taxes
Our effective tax rate differs from the U.S. Federal statutory rate of 34% primarily because our previously reported losses have been offset by a valuation allowance due to uncertainty as to the realization of those losses.
For the three and nine months ended September 30, 2017, we recorded income tax expense of $52,000 and $93,000, respectively, on pre-tax income of $3.7 million and $7.2 million, respectively, for an effective tax rate of 1.4% and 1.3%, respectively. The income tax expense is based on our payments of state minimum taxes, alternative minimum tax ("AMT") (net of available AMT credit), and the amortization of tax deductible goodwill that is not an available source of income to realize the deferred tax asset.
For the three and nine months ended September 30, 2016, we recorded income tax expense of $11,000 and $48,000, respectively, on pre-tax losses of $1.1 million and $6.9 million, respectively for an effective tax rate of (1.0)% and (0.7)%, respectively. The income tax expense is based on our payments of state minimum taxes and the amortization of tax deductible goodwill that is not an available source of income to realize the deferred tax asset.

9. Revenue and Other Information
The following table presents our revenue categories for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Core solutions	$14,670	$11,302	$41,682	$31,637
Value+ services	21,752	15,684	60,053	42,338
Other	1,481	1,176	4,171	3,601
Total revenues	$37,903	$28,162	$105,906	$77,576

Core solutions revenue includes our subscription fees which are designed to scale to the size of our customers’ businesses. We recognize subscription revenue ratably over the terms of the subscription agreements, which typically range from one month to one year. Revenue from subscription services is impacted by a number of factors, including the change in the number and type of our customers, the size and needs of our customers’ businesses, and our customer renewal rates.
Value+ services revenue includes subscriptions and usage-based fees. Subscription Value+ services include website hosting services and contact center services. Usage-based Value+ services include fees for electronic payment processing, applicant screening services, our tenant liability insurance program, collections, and online vacancy advertising services. Revenue from Value+ services is impacted by a number of factors, including the number of new and existing customers that adopt and utilize our Value+ service, the size and needs of our customers and our customer renewal rates.

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
We launched our first product, APM, a property management solution, in 2008. Recognizing that our customers would benefit from additional mission-critical services that they can purchase as needed, we launched our first Value+ service in 2009 by offering website design and hosting services to our property manager customers. Our websites give our customers a professional online presence and serve as the hub for our system of engagement. In 2010, we commenced the roll out of our electronic payments platform with the introduction of ACH payment processing and, in 2011, we launched resident screening as additional Value+ services. In 2012, we introduced our tenant liability insurance program as a further Value+ service. Also in 2012, after completing our market validation process, we decided to enter the legal market. We expedited our time-to-market by acquiring MyCase, a legal practice and case management solution, and we leveraged our AppFolio Business System, including our experience gained in the property management vertical, to advance our software solution in the legal vertical. In 2013, we extended our website design and hosting services to our law firm customers and expanded our electronic payments platform for property managers by allowing residents to pay rent by electronic cash payment and credit or debit card. In 2014, we launched an additional Value+ service for our property manager customers with our contact center to resolve or route incoming maintenance requests. In 2016, we launched premium leads and debt collection services as additional Value+ services to our property manager customers to assist with filling vacancies and collecting their tenants' unpaid rent. Also in 2016, we expanded our electronic payments platform in the legal vertical by allowing clients of our legal customers to pay their legal bills by credit card, debit card, or ACH. In September 2017, we announced the upcoming release of a new Value+ service, renters insurance, which expands on our existing tenant liability insurance program and offers additional coverage for tenant’s personal belongings. We also enhanced our electronic payments platform with the addition of same day ACH payments for owner contributions and eCheck payables. Through our disciplined market validation approach and ongoing investment in product development, we continuously update our software solutions through new and innovative core functionality and Value+ services, as well as assess opportunities in adjacent markets and new verticals.
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

Customer count and property manager units under management are summarized in the table below:

	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,
	2017			2016
Property manager	11,258	10,820	10,468	10,038	9,612	9,275
Property manager units under management (in millions)	3.08	2.93	2.83	2.68	2.53	2.41
Law firm	9,214	8,913	8,676	8,135	7,799	7,349
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
To date, we have experienced rapid revenue growth due to our investments in research and product development, sales and marketing, customer service and support, and infrastructure. During the nine months ended September 30, 2017, we have derived more than 90% of our revenue from our property management solution.
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
We experience some seasonality in our Value+ services revenue, primarily with respect to the screening services we provide to our property manager customers. These customers historically have processed fewer applications for new tenants during the fourth quarter holiday season; therefore, revenue associated with our screening services and new tenant applications typically declines in the fourth quarter of the year. As a result of this seasonal decline in revenue, we have typically experienced slower sequential revenue growth or a sequential decline in revenue in the fourth quarter of each of our most recent fiscal years. We expect this seasonality to continue in the foreseeable future.
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

Results of Operations
The following table sets forth our results of operations for the periods presented in dollars (in thousands) and as a percentage of revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%
Consolidated Statements of Operations Data:
Revenue	$37,903	100.0%	$28,162	100.0%	$105,906	100.0%	$77,576	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization) (1)	14,053	37.1	11,645	41.4	40,747	38.5	33,387	43.0
Sales and marketing (1)	7,257	19.1	6,979	24.8	21,556	20.4	22,097	28.5
Research and product development (1)	4,367	11.5	3,464	12.3	11,998	11.3	9,531	12.3
General and administrative (1)	5,405	14.3	4,642	16.5	15,310	14.5	12,580	16.2
Depreciation and amortization	3,237	8.5	2,636	9.4	9,347	8.8	7,112	9.2
Total costs and operating expenses	34,319	90.5	29,366	104.3	98,958	93.4	84,707	109.2
Income (loss) from operations	3,584	9.5	(1,204)	(4.3)	6,948	6.6	(7,131)	(9.2)
Other expense, net	(5)	—	(12)	—	(93)	(0.1)	(34)	—
Interest income, net	155	0.4	102	0.4	377	0.4	221	0.3
Income (loss) before provision for income taxes	3,734	9.9	(1,114)	(4.0)	7,232	6.8	(6,944)	(9.0)
Provision for income taxes	52	0.1	11	—	93	0.1	48	0.1
Net income (loss)	$3,682	9.7%	$(1,125)	(4.0)%	$7,139	6.7%	$(6,992)	(9.0)%

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$189	$138	$527	$321
Sales and marketing	186	124	516	296
Research and product development	173	109	471	264
General and administrative	1,040	918	2,790	1,963
Total stock-based compensation expense	$1,588	$1,289	$4,304	$2,844

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Core solutions	$14,670	$11,302	$3,368	30%	$41,682	$31,637	$10,045	32%
Value+ services	21,752	15,684	6,068	39%	60,053	42,338	17,715	42%
Other	1,481	1,176	305	26%	4,171	3,601	570	16%
Total revenues	$37,903	$28,162	$9,741	35%	$105,906	$77,576	$28,330	37%

Revenue increased $9.7 million, or 35%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, mainly reflecting a 17% increase in the number of property manager customers. The overall increase was mostly attributable to revenue from Value+ services, which increased by $6.1 million, or 39%. The increase in Value+ services was mainly driven by increased usage of our electronic payments platform and screening services by a larger property manager customer base and an increase in units under management of 22%. We also experienced growth in our other Value+ services, including tenant liability insurance, customer contact center, website hosting services and premium lead services within our Value+ services. The overall increase in revenue was also attributable to growth in revenue from our Core solutions of $3.4 million, or 30%, driven by growth in the number of our customers and units under management.
Revenue increased $28.3 million, or 37%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, mainly reflecting a 17% increase in the number of property manager customers. The overall increase was mostly attributable to revenue from Value+ services, which increased by $17.7 million, or 42%. The increase in Value+ services was mainly driven by increased usage of our electronic payments platform and screening services by a larger property manager customer base and increase in the number of units under management. We also experienced revenue growth in our other Value+ services, including tenant liability insurance, customer contact center, website hosting services and premium lead services within our Value+ services. The overall increase in revenue was also attributable to growth in revenue from our Core solutions of $10.0 million, or 32%, driven by growth in the number of our customers and units under management.
For the nine months ended September 30, 2017 and 2016, we derived more than 90% of our revenue from our property manager customers.
Cost of Revenue (Exclusive of Depreciation and Amortization)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$14,053	$11,645	$2,408	21%	$40,747	$33,387	$7,360	22%
Percentage of revenue	37.1%	41.4%			38.5%	43.0%
Cost of revenue (exclusive of depreciation and amortization) increased $2.4 million, or 21%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase was primarily due to increased expenditures to third parties of $1.6 million directly associated with the increased adoption and utilization of our Value+ services, as evidenced by the 39% increase in Value+ services revenues. There was also an increase in personnel-related costs of $0.6 million to support the continued growth of our business.
As a percentage of revenue, cost of revenue (exclusive of depreciation and amortization) improved to 37.1% from 41.4% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. This improvement was primarily driven by our ability to increase revenue with a more moderate increase in personnel-related costs, and a slight improvement in pricing with our third-party service providers as we continue to grow.
Cost of revenue (exclusive of depreciation and amortization) increased $7.4 million, or 22%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase was primarily due to increased third-

party costs of $4.9 million driven by increased Value+ services revenue and an increase in head-count and personnel-related costs of $1.7 million due to the continued growth of our business.
As a percentage of revenue, cost of revenue (exclusive of depreciation and amortization) improved to 38.5% from 43.0% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This improvement was primarily driven by our ability to increase revenue with a more moderate increase in personnel-related costs, and an improvement in pricing with our third-party services providers as we continue to grow.
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Sales and marketing	$7,257	$6,979	$278	4%	$21,556	$22,097	$(541)	(2)%
Percentage of revenue	19.1%	24.8%			20.4%	28.5%
Sales and marketing expense increased by $0.3 million or 4% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. This increase was the result of an increase in personnel-related costs in our sales and marketing organization to support our revenue growth.

Sales and marketing expense decreased $0.5 million, or 2%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease was the result of a decrease in allocated and other operating costs of $0.3 million and a decrease in personnel related costs of $0.2 million as we gain efficiencies in our expenses relative to revenue growth.
Research and Product Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Research and product development	$4,367	$3,464	$903	26%	$11,998	$9,531	$2,467	26%
Percentage of revenue	11.5%	12.3%			11.3%	12.3%
Research and product development expense increased $0.9 million, or 26%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase was the result of an increase in personnel-related costs, net of capitalized software development costs, due to headcount growth within our research and product development organizations.

Research and product development expense increased $2.5 million, or 26%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase was primarily the result of an increase in personnel-related costs, net of capitalized software development costs, due to headcount growth within our research and product development organizations.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
General and administrative	$5,405	$4,642	$763	16%	$15,310	$12,580	$2,730	22%
Percentage of revenue	14.3%	16.5%			14.5%	16.2%
General and administrative expense increased $0.8 million, or 16%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase was primarily the result of increased personnel-related costs of $0.6 million due to headcount growth and an increase in incentive-based compensation.

General and administrative expense increased $2.7 million, or 22%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase was primarily the result of an increase in personnel-related costs of $2.8 million due to headcount growth and an increase in incentive-based compensation.
Depreciation and Amortization

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Depreciation and amortization	$3,237	$2,636	$601	23%	$9,347	$7,112	$2,235	31%
Percentage of revenue	8.5%	9.4%			8.8%	9.2%
Depreciation and amortization expense increased $0.6 million, or 23%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase was the result of increased amortization expense of $0.6 million associated with higher capitalized software development balances.

Depreciation and amortization expense increased $2.2 million, or 31%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase was the result of increased amortization expense of $2.2 million associated with higher capitalized software development balances.
Interest Income, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Interest income	$155	$102	$53	52%	$377	$221	$156	71%
Percentage of revenue	0.4%	0.4%			0.4%	0.3%
Interest income, net, remained relatively flat for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, interest income increased $0.2 million and is primarily the result of higher investment security balances in the more recent period.
Liquidity and Capital Resources
Cash and Cash Equivalents
As of September 30, 2017, our principal sources of liquidity were cash and cash equivalents and investment securities, which had an aggregate balance of $63.6 million.
Working Capital
As of September 30, 2017, we had working capital of $27.2 million, compared to working capital of $10.9 million as of December 31, 2016. The increase in our working capital was primarily due to an increase in the current portion of investment securities and in cash and cash equivalents, offset by increases in accrued expenses and accrued employee expenses from the continued growth of our business.
Revolving Facility
As of September 30, 2017, we had a $25.0 million revolving line of credit, which we refer to as the Revolving Facility, under the terms of the Credit Agreement with Wells Fargo, as administrative agent, and the lenders and parties thereto. As of September 30, 2017 and December 31, 2016, we had no outstanding balance and were in compliance with the financial covenants under the Revolving Facility.

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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$21,556	$4,723
Net cash used in investing activities	(16,374)	(9,322)
Net cash (used in) provided by financing activities	(1,100)	139
Net increase (decrease) in cash and cash equivalents	$4,082	$(4,460)
Cash Provided by Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our software solutions. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
For the nine months ended September 30, 2017, cash provided by operating activities was $21.6 million resulting from net income of $7.1 million, adjusted by non-cash charges of $13.8 million and a net increase in our operating assets and liabilities of $0.6 million. The non-cash charges primarily consist of $9.3 million of depreciation and amortization of our property and equipment and capitalized software development and $4.3 million of stock based compensation. The net increase in our operating assets and liabilities was mostly attributable to a $1.7 million increase in accrued expenses and a $0.8 million increase in accrued employee expenses. The increase in our operating assets and liabilities was partially offset by a decrease in accounts receivable of $0.9 million, and prepaid expenses and other current assets of $0.9 million.
For the nine months ended September 30, 2016, cash provided by operating activities was $4.7 million resulting from our net loss of $7.0 million, adjusted by non-cash charges of $10.4 million and a net increase in our operating assets and liabilities of $1.3 million. The net increase in our non-cash charges was primarily the result of $7.1 million of depreciation and amortization of our property and equipment and capitalized software and $2.8 million of stock based compensation. The increase in our operating assets and liabilities was mostly attributed to an increase in deferred revenue of $1.7 million related to our core solutions and an increase in accrued expenses of $1.4 million and other liabilities of $1.2 million, offset by a decline in accounts payable of $1.1 million.
Cash Used in Investing Activities
Cash used in investing activities is generally comprised of purchases, maturities and sales of investment securities, additions to capitalized software development and purchases and dispositions of capital expenditures.
For the nine months ended September 30, 2017, investing activities used $16.4 million in cash primarily as a result of $17.6 million of investment securities purchased, partially offset by $11.0 million of maturities of investment securities. In addition, we incurred capitalized software development costs of $8.1 million for the continued investment in our software development, and capital expenditures of $1.7 million to purchase property and equipment for the continued growth and expansion of our business.

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
For the nine months ended September 30, 2017, financing activities used $1.1 million in cash primarily as a result of net share settlements for employee tax withholdings associated with the vesting of RSUs of $1.6 million, partially offset by proceeds from stock option exercises of $0.5 million.

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
Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any off-balance sheet arrangements.
Critical Accounting Policies
Our Condensed Consolidated Financial Statements and the related notes are prepared in accordance with GAAP. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and operating expenses, provision for income taxes and related disclosures.

We adopted no new critical accounting policies during the nine months ended September 30, 2017. Please refer to our Critical Accounting Policies as included in our Annual Report.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies within our Condensed Consolidated Financial Statements.

Item 3. Qualitative and Quantitative Disclosure about Market Risk
Interest Rate Risk
At September 30, 2017, we had cash and cash equivalents of $14.8 million consisting of bank deposits and money market funds, and $48.8 million of investment securities which are comprised of fixed rate debt securities and certificates of deposit. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
As of September 30, 2017, a hypothetical 100 basis point decrease in interest rates would have resulted in an increase in the fair value of our investment securities of approximately $0.5 million, and a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investment securities of approximately $0.5 million. This estimate is based on a sensitivity model which measures an instant change in interest rates by 1% or 100 basis points at September 30, 2017.
The borrowings under our Revolving Facility are at variable interest rates. However, there was no outstanding balance under our Revolving Facility as of September 30, 2017. Accordingly, a hypothetical change in interest rates would not have impacted our debt service obligations as of September 30, 2017.
Inflation Risk
We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in inflation rates.
As of September 30, 2017, there were no other material changes in the market risks described in the section of the Annual Report entitled “Quantitative and Qualitative Disclosure of Market Risk.”

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we are involved in legal proceedings arising from or related to claims incident to the normal course of our business activities. Although the results of such legal proceedings and claims cannot be predicted with certainty, we believe that we are not currently a party to any legal proceeding(s) which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows. However, regardless of the merit of any claims raised or the ultimate outcome, legal proceedings may generally have an adverse impact on us as a result of defense and settlement costs, diversion of management resources, and other factors.

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

AppFolio, Inc.

Date:	November 6, 2017	By:	/s/ Ida Kane
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