Form 10-K
period 2017-12-31
APPFOLIO INC
filed 2018-02-26
CIK 1433195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

 FORM 10-K
_________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Class A common stock on June 30, 2017 (the last business day of the registrant’s mostly recently completed second fiscal quarter), as reported on the NASDAQ Global Market on such date, was approximately $398.7 million. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer, director and holder of 10% or more of the registrant’s outstanding Class A common stock and Class B common stock have been excluded from this calculation as such persons may be deemed to be affiliates. This calculation does not reflect a determination that these persons are affiliates of the registrant for any other purpose.

As of February 16, 2018, the number of shares of the registrant’s Class A common stock outstanding was 14,966,515 and the number of shares of the registrant’s Class B common stock outstanding was 19,102,408.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (this“Annual Report”), are incorporated by reference in Part III, Items 10-14 of this Annual Report. Except for the portions of the Proxy Statement specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.
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

APPFOLIO, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2017, or Annual Report, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements are subject to considerable risks and uncertainties. Forward-looking statements include all statements that are not statements of historical facts contained in this Annual Report and can be identified by words such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “could,” “will,” “would” or similar expressions and the negatives of those expressions. In particular, forward looking statements contained in this Annual Report relate to, among other things, our future or assumed financial condition, results of operations, business forecasts and plans, seasonality and other trends affecting our business, capital needs and financing plans, including our potential repurchase of shares, research and product development plans, services provided, the expansion of these services, growth in the size of our business and number of customers, strategic plans and objectives, acquisitions and investments, and the application of accounting guidance. We caution you that the foregoing list may not include all of the forward-looking statements made in this Annual Report.

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

Except as required by applicable law or the rules of the NASDAQ Global Market, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

We qualify all of our forward-looking statements by these cautionary statements.

PART I

ITEM 1.	BUSINESS
Unless otherwise stated in this Annual Report, references to "AppFolio," "we," "us," and "our" refer to AppFolio, Inc. and its consolidated subsidiaries.
Overview
We were formed in 2006 with a vision to revolutionize the way that small and medium-sized businesses, or SMBs, grow and compete by enabling their digital transformation. Today we provide industry-specific, cloud-based software solutions to the real estate market, which comprises a significant majority of our revenue, and the legal market, and we intend to enter new vertical markets over time. In 2008, we entered the real estate market with our first product, AppFolio Property Manager, or APM, a property management solution designed to address the unique operational and business requirements of property management companies. Recognizing that our customers would benefit from additional business-critical services that they can purchase as needed, we launched a series of Value+ services beginning in 2009. In 2012, we entered the legal market by acquiring MyCase, a legal practice and case management solution primarily for solo practitioners and small law firms.
SMBs face a common set of challenges that divert limited time and resources away from serving their clients and growing their businesses. Day-to-day operations are often managed through inefficient manual processes and disparate software point solutions. This lack of automation and integrated technology results in a significant administrative burden on these businesses, particularly in industries that involve unique workflows, relationships among multiple industry participants, significant data inputs and management, and compliance or regulatory requirements. While larger enterprises and consumers have been experiencing a transformational shift into the digital age, the legacy systems and manual business processes currently used by many SMBs are lagging behind in terms of technological sophistication and ease of use.
Our mission is to revolutionize vertical industry businesses by providing great software and services. We accomplish this mission by delivering software solutions and services that provide our customers with a system of record to automate essential business processes, a system of engagement to enhance business interactions between our customers and their clients and vendors, and, increasingly, a system of intelligence to anticipate, influence, and optimize customer experiences using data to take action in real time. We have built our software solutions using a modern cloud-based architecture, and our mobile-optimized software solutions are designed for use across multiple devices and operating systems.
Although specific functionality varies by product, our core solutions address common business operations and interactions of SMBs in our targeted verticals by providing key functionality, including accounting, document management, real-time interactive search, data analytics and communication options. In addition to our core solutions, we offer a range of optional, but often business-critical, Value+ services. Our Value+ services are available on an as-needed basis and enable our customers to adapt our platform to their specific operational requirements. Over time, we anticipate offering additional Value+ services across our targeted verticals as appropriate for each particular market. We apply our disciplined market validation approach and customer-focused philosophy to select and develop additional Value+ services, as well as new core functionality, and to identify the most suitable adjacent markets and new verticals to target.
For the years ended December 31, 2017, 2016 and 2015, our revenue was $143.8 million, $105.6 million and $75.0 million, respectively. During each of these years we have derived more than 90% of our revenue from our solutions serving the real estate market. Our revenue has limited seasonality as discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report, within the section entitled "Quarterly Revenue and Cost Trends." We have invested, and intend to continue to invest, heavily in our business to capitalize on our market opportunity.
Our Solutions
AppFolio Property Manager - Core Solution

APM is a cloud-based software solution for the real estate market that provides property managers of various sizes (including both third-party managers and owner-operators) innovative tools and services designed to streamline their property management businesses. Our software solution serves a variety of property types, including single- and multi-family residential, commercial, community association, and student housing, and is continuously evolving to help our customers more effectively market, manage and grow their businesses. Core functionality addresses key operational issues, including posting and tracking vacancies, efficiently leasing vacant properties, facilitating tenant, owner and vendor communications, and accounting, among other things.

AppFolio Property Manager - Value+ Services

In addition to our core solution, we offer the following optional Value+ services to our APM customers. These Value+ services are integrated with our software solution and built to support workflows essential to our customers’ businesses.

Website Services. We deliver and maintain professionally designed and architected websites that showcase our customers’ businesses. Our websites are fully-integrated with APM functionality, including vacancy postings, payment options, owner portals, and maintenance requests. Property managers can track and analyze site traffic and lead generation and identify prospects by evaluating guest cards that are completed by prospective tenants who visit the websites in connection with posted vacancies.

Electronic Payment Services. Our payments platform allows property managers to streamline their payables and receivables online. Our customers can collect rental application fees, rent payments, and other tenant charges all through a secure online portal, as well as receive owner contributions. They can quickly and conveniently pay owners, vendors and even their own management companies through APM.

Tenant Screening Services. We offer instant background screening and credit checks for use in connection with the rental application process, leveraging an automated nationwide eviction and criminal records search. Customers also have the option to access and/or contribute to Experian Rent Bureau rental payments history data, updated every 24 hours, to identify quality residents and reduce the risk of bad debts.

Insurance. We offer two insurance products — legal liability to landlord insurance and renters insurance — that can be tailored to help property managers get the maximum protection for their properties and meet renters’ needs, whether proof of insurance is required or not. Customers can instantly enroll residents in legal liability to landlord, which offers owners and investors increased protection against resident-caused damage. Individual renters also have the option to purchase renters insurance to protect their personal belongings, as well as the property itself from unexpected damages.

Contact Center. Our contact center is staffed 24 hours a day, 7 days a week, and serves as an extension of our property manager customers’ offices to resolve or route incoming maintenance requests. Contact center agents are able to enter non-emergency work orders directly into APM’s property maintenance software for a property manager’s approval and dispatch vendors immediately in case of an emergency.

Premium Leads. Our customers have the option to upgrade a property vacancy listing to premium status, thereby instantly syndicating it to dozens of pay-to-list websites, including featured placement on many free sites. Customers also receive advanced call tracking and only pay for verified leads that they receive through the service.

Tenant Debt Collections. Our customers may choose to utilize a nationwide contingency-based debt collection service provided by a nationally-licensed third party provider. Property managers are able to electronically send past due tenant debt from their APM database directly to the collections service for processing. The service also includes reporting unpaid balances to three major credit bureaus.

MyCase - Core Solution

Our legal software solution, MyCase, enables solo practitioners and small law firms to more efficiently administer their practice and manage their caseload. MyCase is continuously evolving to help our customers more effectively market, manage and grow their businesses, and contains core functionality that addresses key operational issues, including managing calendars, contacts and documents, time tracking, billing and collections, communicating with clients and sharing sensitive and privileged materials.

MyCase - Value+ Services

In addition to our core solution for MyCase, we offer the following optional Value+ services to our legal customers.

Website Services. We deliver and maintain professionally designed and architected websites that practitioners and their clients can utilize to access case and matter information, communicate, and manage bills. Our websites are fully-integrated with the MyCase platform and designed to improve the effectiveness of law firm marketing, streamline daily business tasks, and increase mobile presence.

Electronic Payment Services. Our payments platform allows practitioners to streamline billing and receivables online. Our customers can quickly and conveniently bill their clients and receive payments electronically through MyCase's secure online portal.
Our Customers
As of December 31, 2017, we had 11,708 property manager customers that directly and indirectly accounted for more than 90% of our annual revenue. Our property manager customers typically manage portfolios ranging from 50 to 3,000 units, and include third-party managers and owner-operators who manage single- and multi-family residences, commercial properties, community associations and student housing, as well as mixed real estate portfolios.
We also had 9,349 solo practitioners and small law firms - the latter typically with fewer than 20 lawyers - that directly and indirectly accounted for less than 10% of our annual revenue.
We define our customer base as the number of customers subscribing to our core solutions, exclusive of free trial periods with respect to MyCase. No individual customer represented 10% or more of our total revenue for our fiscal year ended December 31, 2017.
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
As of December 31, 2017, we had 672 employees, and we consider our relationship with them to be very good. We also hire temporary employees and consultants, and feel similarly about our relationships with them. None of our employees is represented by a labor union or covered by a collective bargaining agreement.
Our Growth Strategy
We have managed, and plan to continue to manage, our business towards the achievement of long-term growth that we believe will positively impact long-term stockholder value, rather than the realization of short-term financial or business metrics, or short-term stockholder value. Our growth strategy is to provide increasingly valuable cloud-based business management software solutions to SMBs within each specific vertical we choose to target. Key components of our growth strategy include:
Maintain Product and Technology Leadership. We have made, and will continue to make, significant investments in research and product development to expand our core functionality and add new Value+ services in existing and/or new vertical markets. We intend to continue using our market validation techniques and close relationships with our customers as a key source of feedback to inform and direct our product roadmap. We may also choose to acquire rather than build certain functionality to serve our existing verticals or facilitate our entry into adjacent markets or new verticals.
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
Expand Adoption and Use By Existing Customers. We have made, and will continue to make, significant investments that expand our core functionality and add new Value+ services in existing vertical markets to meet the evolving needs and requirements of our customers. We expect our customers will continue to use our technology to manage their businesses and increasingly adopt and use additional Value+ services.
Target New Customers. We plan to grow our customer base with our sales and marketing programs, including evolving industry thought leadership and education, and the referral power of satisfied customers promoting our software solutions within our targeted verticals.
Enter New Adjacent Markets. We continue to evaluate adjacent markets based on our market validation strategy and customer feedback. We firmly believe that, while we are continuously developing our software solution within one market, we can apply certain relevant product enhancements and learnings from that market as we extend our platform into each successive adjacent market.
Expand into New Verticals. We continue to review potential opportunities to expand into additional vertical markets. In that regard, we use market validation techniques to assess the scope and nature of business challenges in any potential new vertical, as well as the likelihood that our target customers may purchase a cloud-based solution to solve their problems in that vertical, and their potential spend on such solutions. Any new vertical also must fit within our overall business strategy, including our management team's assessment of available alternatives, such as the number and size of potential adjacent market opportunities, and the relative risk and return of these opportunities.
Sales and Marketing

We leverage a modern marketing approach along with marketing automation technology to build brand recognition and our reputation as an industry leader in our targeted verticals.

We participate in and drive industry thought leadership and education with both online and offline activities, and use a variety of marketing techniques to promote our software solutions. Our sales development team acts in partnership with our marketing organization to reach potential customers, generate additional sales opportunities and speed the time from evaluation to close. Our sales representatives then assist prospective property manager customers as they evaluate APM, while prospective law firm customers generally sign up for a 30-day free trial on a self-service basis (with additional support from a live sales development representative as needed).

Our interactive sales methodology allows our sales team to quickly build relationships, assess our customers’ business challenges, and demonstrate the benefits of our core functionality and Value+ services. Throughout the customer relationship, we continue to promote adoption and usage of our Value+ services through a variety of channels, including email, webinars, training, sales outreach and from within our software solution via in-app messaging.

Customer Service

Our success is based on long-term customer retention, not a one-time sale, and we partner with our customers throughout the life of the relationship to help them navigate their digital transformation. We design our software solutions to be simple and easy to implement, use and manage, and offer unlimited training and support at no extra charge. We pride ourselves on being customer-centric and strive to educate our customers on the additional core functionality and Value+ services they can use to improve business efficiency and productivity.

Our onboarding team strives to ensure that customers are prepared to run their businesses on our platform and provide a seamless onboarding experience. As a result of our assistance with data migration matters, we are able to provide valuable insights into data integrity and work diligently with our customers to help resolve any issues in their underlying business processes. We also assist our customers with the configuration of our platform for particular property types or cases, as appropriate. We provide a dedicated team throughout the onboarding process and beyond, and share insights on best practices in both of our targeted verticals. In addition, certain members of our Value+ teams are focused on guiding our customers through the adoption and utilization of our Value+ services.

Technology and Operations

Data Security and Availability

We use Ruby-on-Rails as our web application framework for both APM and MyCase. Our software solutions run on a combination of both public and private cloud infrastructure, consisting of both our own servers and Amazon’s Elastic Compute Cloud platform. Our servers are located in state-of-the-art data centers operated by third-party service providers. Physical security at these facilities includes a variety of access controls, including electronic keycards, pin codes, biometric hand scans and mantraps, and policing by high resolution, motion sensitive video surveillance. These facilities provide redundant power and a system of heating, ventilating and air conditioning, as well as fire-threat detection and suppression. We utilize a system of redundant routers, switches, server clusters and back-up systems to help ensure high availability. Amazon is widely recognized for operating state-of-the-art, highly available data centers.

With respect to Internet security, sensitive data, such as passwords, Social Security and tax identification numbers, are encrypted before being written to disk. In addition, all sensitive data is encrypted both in transit and at rest. Data is backed up using Amazon’s Simple Storage Service providing high durability, and we also perform regular backups of all customer data. We evaluate our Internet security regularly, including through third-party penetration testing.

In addition, our software solutions allow our customers to define roles that provide different levels of access to users, allowing them to view and modify specific items depending on their role. Supervisors can distribute work to on-site staff in a secure and controlled environment, while leadership retains visibility across the entire system.

Research and Product Development

We entrust product design, development and testing to our team of engineers, who coordinate closely with our product management team to launch new core functionality and Value+ services. Our engineers are organized in smaller groups to foster agility and continued innovation in responding to the evolving needs of our customers. We leverage a collaborative, team-based and test-driven approach to engineering in order to release new code frequently. We believe that it is easier for our customers to adjust to continuous updates to our software solutions, which incrementally change and improve their user experience, than it is to adapt to infrequent, but more drastic upgrades of legacy on-premise software.

We rely heavily on input from our customers in developing products that meet their needs and in anticipating developments in their respective industries. Our product management team leads our research and market validation efforts and provides guidance to management and our engineering team based on our collective domain expertise and in-depth knowledge and understanding of our customers. As a result, our product management team engages regularly with customers, partners and other industry participants, as well as our customer service and sales and marketing organizations. Our product management team manages our development projects generally and serves to align separate functions within the company with a single strategic vision.

Our research and product development expenses were $16.6 million, $12.6 million and $9.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Competition
The overall market for business management software is global, highly competitive and continually evolving in response to changes in technology, operational requirements, laws and regulations. While we focus on providing software solutions to SMBs in each of our targeted verticals, we believe our competitors fall into the following primary categories:

•	On-premise or cloud-based vertical market business management software providers that serve companies of all sizes in our markets; and

•	On-premise or cloud-based horizontal business management software providers that offer broad solutions across multiple verticals.
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
We believe that we compete favorably on the factors described above. However, some of our competitors may have greater financial, technical and other resources, greater name recognition and larger sales and marketing budgets; therefore, we may not always compare favorably with respect to some or all of the foregoing factors.
Intellectual Property
We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures and contractual restrictions to establish and protect our proprietary rights in our core solutions and Value+ services. As of January 31, 2018, we had twelve issued United States patents that directly relate to our technology and expire between 2026 and 2033. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.
We registered “AppFolio,” "MyCase" and "RentLinx" and certain other marks as trademarks in the United States and several other jurisdictions. We also filed trademark applications and renewals in the United States and certain other jurisdictions and will pursue additional trademark registrations to the extent we believe it would be beneficial and cost effective. We are the registered holder of a variety of domestic and international domain names that include “appfolioinc.com,” “appfolio.com,” “mycase.com” and similar variations. We also license software from third parties for use in our solutions, including open source software and other software available on standard commercial terms.
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
Seasonality

We experience limited seasonality in our Value+ services revenue, primarily with respect to the screening services we provide to our property manager customers. These customers historically have processed fewer applications for new tenants during the fourth quarter holiday season; therefore, revenue associated with our screening services and new tenant applications typically declines in the fourth quarter of the year. As a result of this seasonal decline in revenue, we have typically experienced slower sequential revenue growth or a sequential decline in revenue in the fourth quarter of each of our most recent fiscal years. We expect this seasonality to continue in the foreseeable future.

Segments

We have one operating and reportable segment consisting of various products and services that are all related to our cloud-based business management software and Value + platforms for various vertical markets. For our revenue, net loss and total assets, see our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
Corporate Information
We were formed in 2006 as a Delaware limited liability company and converted to a Delaware corporation in 2007. Our principal executive offices are located at 50 Castilian Drive, Santa Barbara, California 93117, and our telephone number is (805) 364-6093. Our corporate website is www.appfolioinc.com. The information contained on or accessed through our website does not constitute part of, and is not incorporated by reference into this Annual Report. References to our website address in this Annual Report are inactive textual references only.
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
Risks Related to Our Business and Our Industry
We manage our business towards the achievement of long-term growth, which may not be consistent with the short-term expectations of some investors.
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
We have experienced significant growth since our formation in 2006, and we anticipate that we will continue to experience growth and expansion of our operations. This growth in the size, complexity and diversity of our business has placed, and we expect that our growth will continue to place, a significant strain on our management, administrative, operational and financial resources, as well as our company culture. Our future success will depend, in part, on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to develop and improve our operational and financial controls and our reporting systems and procedures, and to nurture and build on our company culture. Failure to effectively manage growth could adversely impact our business, including by resulting in errors or delays in deploying new core functionality to our customers, delays or difficulties in introducing new Value+ services or other products, declines in the quality or responsiveness of our customer service organization, increases in costs and operating expenses, and other operational difficulties. If any of these risks actually occur, it could adversely affect our operating results, and preclude us from achieving our strategic objectives.
We have a limited operating history and limited experience selling our solutions. As a result of continuing investments across our organization to grow our business, we expect our financial results may fluctuate significantly for the foreseeable future.
We were formed in 2006 and in 2008 we entered the real estate market with our first product, APM, to serve property managers. In 2012, we entered the legal vertical through the acquisition of MyCase. As a result, we have a limited operating history and limited experience selling our software solutions in two continually evolving vertical markets, especially within the legal vertical. These and other factors combine to make it more difficult for us to accurately forecast our future operating results, which in turn makes it more difficult for us to prepare accurate budgets and implement strategic plans. We expect that this uncertainty will continue to exist in our business for the foreseeable future, and will be exacerbated to the extent we introduce new functionality, or enter adjacent markets or new verticals.
We have made substantial investments across our organization to develop our software solutions and capitalize on our market opportunity. In order to implement our business strategy, we intend to continue to make substantial investments in, among other things:

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
As a result of our continuing investments to grow our business in these and other areas, we expect our expenses to increase significantly, and we may not be consistently profitable. Even if we are successful in growing our customer base and increasing revenue from new and existing customers, we may not be able to generate additional revenue in an amount that is sufficient to cover our expenses. We may incur significant losses in a particular period for a number of reasons, and may experience significant fluctuations in our operating results from period to period, including as a result of the other risks and uncertainties described elsewhere in this Annual Report. We cannot assure you that we will continue to achieve profitability in the near term or that we will sustain profitability over any particular period of time. Any additional operating losses will have a negative impact on our stockholders’ equity.
Actual or perceived security vulnerabilities in our software solutions, breaches of our security controls or other unauthorized access to our customers’ data could result in liability or reputational harm to us, or cause us to lose customers, any of which could harm our business and operating results.
In providing our software solutions, we store and transmit large amounts of our customers’ data, including sensitive and proprietary data. Our software solutions are typically the system of record, system of engagement and, increasingly, the system of intelligence for all or a portion of our customers’ businesses, and the data processed through our software solutions is critical to their businesses. Cyber-attacks and other malicious Internet-based activities continue on a regular basis, as evidenced by the recent targeting of a number of high profile companies and organizations. As our business grows, the number of users of our software solutions, as well as the amount of information we store, is increasing, and our brands are becoming more widely recognized. We believe these factors combine to make us an even greater target for this type of malicious activity. Techniques used to sabotage, or to obtain unauthorized access to, systems or networks change frequently and generally are not recognized until launched against a target. Therefore, despite our significant efforts to keep our systems and networks up to date, we may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventive measures, any of which may expose us to a risk of loss, litigation and potential liability. In addition, some of our third-party partners also collect information from transactions with our customers, and these third parties are subject to similar threats of cyber-attacks and other malicious Internet-based activities.
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
Service outages due to malicious activities or performance problems associated with our technology infrastructure could harm our reputation, adversely affect our ability to attract new customers and cause us to lose existing customers.
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
We have experienced, and may in the future experience, website disruptions, service outages and other performance problems with our technology infrastructure. These problems may be caused by a variety of factors, including infrastructure changes, power or network outages, fire, flood or other natural disasters affecting our data centers, human or software errors, viruses, security breaches, fraud or other malicious activity, spikes in customer usage and distributed denial of service issues. In some instances, we may not be able to identify the cause or causes of these service outages and performance problems within an acceptable period of time. If our technology infrastructure fails to keep pace with the increased number of users and amount of data, or if we are unable to avoid service outages and performance problems, or to resolve them quickly, this could adversely affect our ability to attract new customers, result in the loss of existing customers and harm our reputation, any or all of which could adversely affect our business and operating results.
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
The evolution and expansion of our electronic payment services may subject us to additional risks and regulatory requirements, including laws and regulations governing money transmission and anti-money laundering. These requirements vary throughout the markets in which we operate, and several jurisdictions lack clarity with respect to the application and interpretation of these rules. Our efforts to comply with these rules could require significant management time and effort, as well as significant expenditures, and will not guarantee our compliance with all regulatory requirements, especially given that the applicable regulatory frameworks are constantly changing and subject to evolving interpretation. While we maintain a compliance program focused on applicable laws and regulations throughout our applicable industries, there is no guarantee that we will not be subject to fines, penalties or other regulatory actions in one or more jurisdictions, or be required to adjust our business practices to accommodate future regulatory requirements.
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
We currently provide cloud-based business management software for SMBs in the real estate and legal markets and, as part of our business strategy, we will assess entry into new verticals. While the overall market for cloud-based business management software is rapidly growing, it is not as mature as the market for legacy on-premise software applications. In addition, when compared to larger enterprises, SMBs have not historically purchased enterprise resource planning or other enterprise-wide software systems to manage their businesses due to the cost and complexity of implementing such systems, which generally did not address their industry-specific needs. Furthermore, a number of widely adopted cloud-based solutions have not traditionally targeted SMBs. As a result, many SMBs still run their businesses using manual processes and disparate software systems that are not web-optimized, while others may have invested substantial resources to integrate a variety of point solutions into their organizations to address one or more specific business needs and, therefore, may be reluctant to migrate to a vertical cloud-based solution designed to apply to their entire business. Because we derive, and expect to continue to derive, substantially all of our revenue from sales of our cloud-based business management software to SMBs in our targeted verticals, our success will depend, to a substantial extent, on the widespread adoption by SMBs in these verticals of cloud computing in general and of cloud-based business management software in particular.
The market for industry-specific, cloud-based business management software for SMBs, both generally, and specifically within the real estate and legal markets, is evolving and, in comparison to the overall market for cloud-based solutions, is relatively small. The continued expansion of this market depends on numerous factors, including:

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
Market opportunity estimates are subject to significant uncertainty and are based on assumptions and estimates, including our internal analysis and industry experience. Assessing the market for industry-specific, cloud-based business management software for SMBs is particularly difficult due to a number of factors, including limited available information and rapid evolution of the market. If we had made different assumptions, our estimates of market opportunity could be materially different.
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
In order for us to maintain or increase our revenue and improve our operating results, it is important that our existing customers continue to pay subscription fees for the use of our core solutions, which tend to incrementally rise over time, as well as increase their adoption and utilization of our Value+ services. Our customers have no obligation to renew their subscriptions with us upon expiration of their subscription periods, which typically range from one month to one year. We cannot assure you that our customers will renew their subscriptions with us. In addition, our customers that start their accounts using a 30-day free trial have no obligation to begin a paid subscription. Furthermore, although a significant portion of our revenue growth has historically resulted from the adoption and utilization of our Value+ services by our existing customers, we cannot assure you that our existing customers will continue to broaden their adoption and utilization of our Value+ services, or use our Value+ services at all. If our existing customers do not renew their subscriptions and increase their adoption and utilization of our existing or newly developed Value+ services, our revenue may increase at a slower rate than we expect and may even decline, which could adversely impact our operating results.
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
Historically, more than 90% of our revenue has been derived from APM, our property management solution, and we expect that our property manager customers will continue to account for a significant portion of our revenue for the foreseeable future. We could lose property manager customers as a result of numerous factors, including:

▪	the expiration and non-renewal of subscriptions or termination of subscription agreements;

▪	the introduction of competitive products or technologies;

▪	a failure or inability by us to continue to provide high quality, useful products and services to our customers;

▪	changes in pricing policies by us or our competitors;

▪	acquisitions or consolidations within the property management industry;

▪	bankruptcies or other financial difficulties facing our customers; and

▪	conditions or trends that are specific to the property management industry such as the economic factors that impact the rental market.
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
In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including our data center operators, electronic payment and background and credit check partners, and other third parties that support delivery of our software solutions. Identifying partners, negotiating agreements and maintaining relationships requires significant time and resources. Our competitors may be more effective than us in cost-effectively building relationships with third parties that enhance their products and services, allow them to provide more competitive pricing, or offer other benefits to their customers. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of current and potential strategic partners willing to establish or maintain relationships with us, and could increase the price at which products or services are available to us. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired, which could negatively impact our operating results. Even if we are successful, we cannot assure you that these relationships will result in increased customer adoption and usage of our software solutions or improved operating results. Furthermore, if our partners fail to perform as expected, we may be subjected to litigation, our reputation may be harmed, and our business and operating results could be adversely affected.
We depend on data centers and computing infrastructure operated by third parties and any disruption in these operations could adversely affect our operating results.
We currently serve our customers through a combination of our own servers located in third-party data center facilities, and servers and data centers operated by Amazon and other third parties. While we control and have access to our own servers and the other components of our network that are located in our third-party data centers, we do not control the operation of any of these third-party data center facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our third-party data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruptions in connection with doing so. Further, our third-party data center providers could experience significant outages outside of our control that could adversely affect our business.
Problems faced by our third-party data center operators, or with any of the service providers with whom we or they contract, could adversely affect the experience of our customers. Our third-party data center operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our third-party data center operators, or any of the service providers with whom we or they contract, may have negative effects on our business. Additionally, if our data centers are unable to keep up with our growing needs for capacity or any spikes in customer demand, this could have an adverse effect on our business. Any changes in third-party service levels at our data centers could result in loss of or damage to our customers’ stored information and service interruptions, which could hurt our reputation. These issues could also cause us to lose customers, harm our ability to attract new customers, and subject us to potential liability, any of which could adversely affect our operating results.
Our systems are not fully redundant, and we have not yet implemented a complete disaster recovery plan or business continuity plan. Although the redundancies we do have in place will permit us to respond, at least to some degree, to service outages, our third-party data centers are vulnerable in the event of failure. We do not yet have adequate structure or systems in place to recover from a data center’s severe impairment or total destruction, and recovery from the total destruction or severe impairment of any of our third-party data centers could be difficult or may not be possible at all.
We use third-party service providers for important payment processing and reporting functions, and their failure to fulfill their contractual obligations could harm our reputation, disrupt our business and adversely affect our operating results.
We use payment processing organizations and other service providers to enable us to provide electronic payment services to our customers, including EFT, and access to various reporting tools, such as background and credit checks. As a result, we rely on these organizations and service providers to provide us with accurate and timely information, and we have significantly less control over these payment processing and reporting functions than if we were to maintain and operate them ourselves. In some cases, functions necessary to our business are performed on proprietary third-party systems and software to which we have no access. We also generally do not have long-term contracts with these organizations and service providers. In addition, some of these organizations and service providers compete with us by directly or indirectly selling payment processing or reporting services to customers. The failure of these organizations and service providers to provide us with accurate and timely information, to fulfill their contractual obligations of us, or to renew their contracts with us, could result in direct liability to us, harm our reputation, result in significant disruptions to our business, and adversely affect our operating results.
Our platform must integrate with a variety of devices, operating systems and browsers that are developed by others, and if we are unable to ensure that our software solutions interoperate with such devices, operating systems and browsers, our software solutions may become less competitive, and our operating results may be harmed.
We offer our software solutions across a variety of operating systems and through the Internet. We are dependent on the interoperability of our platform with third-party devices, desktop and mobile operating systems, as well as web browsers that we do not control. Any changes in such devices, systems or web browsers that degrade the functionality of our software solutions or give preferential treatment to competitive services could adversely affect adoption and usage of our software solutions. In addition, in order to deliver high quality software solutions, we will need to continuously enhance and modify our functionality to keep pace with changes in Internet-related hardware, mobile operating systems such as iOS and Android, browsers and other software, communication, network and database technologies. We may not be successful in developing enhancements and modifications that operate effectively with these devices, operating systems, web browsers and other technologies or in bringing them to market in a timely manner. Furthermore, uncertainties regarding the timing or nature of new network platforms or technologies, and modifications to existing platforms or technologies, could increase our research and product development expenses. In the event that it is difficult for our customers to access and use our software solutions, our software solutions may become less competitive, and our operating results could be adversely affected.
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
Although the domain expertise required to successfully develop, market and sell cloud-based business management software solutions in the real estate and legal verticals may hinder new entrants that are unable to invest the necessary resources to develop and deploy cloud-based solutions with the same level of functionality as ours, many of our competitors and potential competitors are larger and have greater name recognition, longer operating histories, and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively to new or changing opportunities, technologies, operational requirements and industry standards. Some of these competitors may have more established customer relationships or strategic partnerships with third parties that enhance their products and services. Other competitors may offer products or services that address one or a number of business functions on a standalone basis at lower prices or bundled as part of a broader product sale, or with greater depth than our software solutions. In addition, our current and potential competitors may develop, market and sell new technologies with comparable functionality to our software solutions, which could cause us to lose customers, slow the rate of growth of new customers and cause us to decrease our prices in order to remain competitive. For all of these reasons, we may not be able to compete effectively against our current and future competitors, which could harm our business.
Pricing pressure may cause us to change our pricing model, which could hurt our renewal rates and our ability to attract new customers, as well as our ability to increase adoption and usage of our Value+ services, which could adversely affect our operating results.
As the markets for our existing software solutions mature, or as current and future competitors introduce new products or services that compete with ours, we may experience pricing pressure and be unable to renew our subscription agreements with existing customers or increase adoption and usage of our Value+ services, or attract new customers at prices that are consistent with our current pricing model and operating budget. If this were to occur, it is possible that we would have to change our pricing model, offer pricing incentives, or generally reduce our prices. In addition, our customers are SMBs, which are typically more cost sensitive than larger enterprises. Changes to our pricing model could harm our customer retention rates and our ability to attract new customers, whether in connection with our core solutions or our Value+ services, which could adversely affect our operating results.
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
In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, or if the price of our Class A common stock experiences significant volatility, this may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or to retain and motivate our current personnel, we may not be able to achieve our strategic objectives.
If we are unable to enter new verticals, or if our software solution for any new vertical fails to achieve market acceptance, our operating results could be adversely affected and we may be required to reconsider our growth strategy.
Our growth strategy is dependent, in part, on our ability to expand into new verticals, beyond the real estate and legal markets. However, we may be unable to identify new verticals that meet our criteria for selecting industries that cloud-based solutions are ideally suited to address. In addition, our market validation process may not support entry into selected verticals due to our perception of the overall market opportunity or of the willingness of market participants within those verticals to adopt our software solutions. Further, instead of pursuing new verticals, we may prefer for various reasons to pursue alternative growth strategies, such as entry into markets that are adjacent to the markets in which we currently participate within our existing verticals, or the development of additional products or services for our existing markets.
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
We have acquired, and may in the future acquire, other companies or technologies to complement or expand our software solutions, optimize our technical capabilities, enhance our ability to compete in our targeted verticals, provide an opportunity to expand into an adjacent market or new vertical, or otherwise offer growth or strategic opportunities. For example, in 2012, we acquired MyCase and in April 2015, we acquired RentLinx. The pursuit of acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.
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
If our property manager customers stop requiring residents to provide proof of legal liability to landlord insurance, if insurance premiums decline or if insureds experience greater than expected losses, our operating results could be harmed.
We generate revenue by offering legal liability to landlord insurance through a wholly owned subsidiary. Some of our property manager customers require residents to provide proof of legal liability to landlord insurance and offer to enroll residents in their legal liability to landlord insurance policy. If demand for rental housing declines, or if our property manager customers believe that it may decline, these customers may reduce their rental rates and stop requiring residents to provide proof of legal liability to landlord insurance in order to reduce the overall cost of renting and make their rental offerings more competitive. If our property manager customers stop requiring residents to provide proof of legal liability to landlord insurance or elect to enroll residents in insurance programs offered by competing providers, or if insurance premiums otherwise decline, our revenues from insurance services could be adversely affected.
Additionally, our legal liability to landlord insurance policies are underwritten by us, and we are required by our insurance partner to maintain a reserve to cover potential claims under the policies. While our policies have a limit of $100,000 per occurrence, there is no limit on the dollar amount of claims that could be made against us in any particular period or in the aggregate. In the event that claims by the insureds increase unexpectedly, our reserve may not be sufficient to cover our resulting liability under the policies. To the extent we are required to pay out amounts to insureds that are significantly higher than our current reserves, this could have a material adverse effect on our operating results.
Our insurance business is subject to state governmental regulation, which could limit the growth of our insurance business and impose additional costs on us.
Our insurance-related wholly owned subsidiaries and third-party service providers maintain licenses with a number of individual state departments of insurance. Collectively, we are subject to state governmental regulation and supervision in connection with the operation of our insurance business, which includes both our legal liability to landlord insurance and more recent renters insurance businesses. This state governmental supervision could limit the growth of our insurance business by increasing the costs of regulatory compliance, limiting or restricting the products or services we provide or the methods by which we provide them, and subjecting us to the possibility of regulatory actions or proceedings. Our continued ability to maintain these insurance licenses in the jurisdictions in which we are licensed depends on our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions. Furthermore, state insurance departments conduct periodic examinations, audits and investigations of the affairs of insurance companies and agencies, any of which could result in the expenditure of significant management time or financial resources.
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
Currently, all of our sales are to customers in the real estate and legal markets. Demand for our software solutions could be affected by factors that are unique to and adversely affect our targeted verticals. In particular, the real estate and legal markets are highly regulated, subject to intense competition and impacted by changes in general economic and market conditions. For example, changes in applicable laws and regulations could significantly impact the software functionality demanded by our customers and require us to expend significant resources to ensure our software solutions continue to meet their evolving needs. In addition, other industry-specific factors, such as industry consolidation or the introduction of competing or disruptive technology, could lead to a significant reduction in the number of customers that use our software solutions within a particular vertical or the Value+ services demanded by these customers. Further, if the real estate or legal markets decline, our customers may decide not to renew their subscriptions or they may cease using our Value+ services in order to reduce costs to remain competitive. As a result, our ability to generate revenue from our real estate and legal market customers could be adversely affected by specific factors that affect the real estate or legal markets.
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
Our software solutions address functions within the heavily regulated real estate and legal markets, and our customers’ failure to comply with applicable laws and regulations could subject us to litigation.
We sell our software solutions to customers within the real estate and legal markets. Our customers use our software solutions for business activities that are subject to a number of laws and regulations, including without limitation state and local real property laws and legal ethics rules. Any failure by our customers to comply with laws and regulations applicable to their businesses could result in fines, penalties or claims for substantial damages against our customers. To the extent our customers believe that our software solutions or our customer service organization caused or contributed to such failures, our customers may make claims for damages against us, regardless of whether we are responsible for the failure. As a result, we may be subject to lawsuits that, even if unsuccessful, could divert our resources and our management’s attention and adversely affect our business, and our insurance coverage may not be sufficient to cover such claims against us.
If we are unable to deliver effective customer service, it could harm our relationships with our existing customers and adversely affect our ability to attract new customers.
Our business depends, in part, on our ability to satisfy our customers, both by providing software solutions that address their business needs, and by providing on-boarding services and ongoing customer service, which contributes to retaining customers and increasing adoption and utilization of our Value+ services by our existing customers. Once our software solutions are deployed, our customers depend on our customer service organization to resolve technical issues relating to their use of our solutions. We may be unable to respond quickly to accommodate short-term increases in customer demand for support services or may otherwise encounter a customer issue that is difficult to resolve. If a customer is not satisfied with the quality or responsiveness of our customer service, we could incur additional costs to address the situation. As we do not separately charge our customers for support services, increased demand for our support services would increase costs without corresponding revenue, which could adversely affect our operating results. In addition, regardless of the quality or responsiveness of our customer service efforts, a customer that is not satisfied with an outcome may choose to terminate, or not to renew, their relationship with us.
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
We believe that maintaining and promoting our brands is critical to achieving widespread awareness and acceptance of our software solutions, and maintaining and expanding our customer base. We also believe that the importance of brand recognition will increase as competition in our targeted verticals increases. If we do not continue to build awareness of our brands, we could be placed at a competitive disadvantage as compared to companies whose brands are, or become, more recognizable than ours. Maintaining and promoting our brands will depend, in part, on our ability to continue to provide new and innovative core functionality and Value+ services and best-in-class customer service, as well as the effectiveness of our sales and marketing efforts. If we fail to deliver products and functionality that address our customers’ business needs, or if we fail to meet our customers’ expectations for customer service, it could weaken our brands and harm our reputation. Additionally, the actions of third parties which are out of our control may affect our brands and reputation if customers do not have a positive experience using the services of our third-party partners that support our software solutions. Maintaining and enhancing our brands may require us to make substantial investments, and these investments may not result in commensurate increases in our revenue. If we fail to successfully maintain and promote our brands, or if we make investments that are not offset by increased revenue, our operating results could be adversely affected.
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
Because we recognize revenue from subscriptions for our software solutions over the term of each subscription agreement, downturns or upturns in new business may not be immediately reflected in our operating results.
We recognize revenue from customers ratably over the term of each subscription agreement, which typically ranges from one month to one year. As a result, some of the revenue we report in each period is derived from the recognition of deferred revenue relating to subscription agreements entered into during previous periods. Consequently, a decline in new or renewed subscriptions in any one period may not be reflected in our revenue results for that period. However, any such decline will negatively affect our revenue in future quarters. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription period. Accordingly, the effect of downturns or upturns in our sales, the market acceptance of our software solutions, and potential changes in our customer retention rates, may not be apparent in our operating results until future periods.
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
Failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brands, which could harm our business.
We currently rely on patent, trademark, copyright and trade secret laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. Our success and ability to compete depend, in part, on our ability to continue to protect our intellectual property, including our proprietary technology and our brands. If we are unable to protect our proprietary rights adequately, our competitors could use the intellectual property we have developed to enhance their own products and services, which could harm our business.
In order to monitor and protect our intellectual property rights, we may be required to expend significant resources. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management, and could result in the impairment or loss of portions of our intellectual property or require us to pay costly royalties. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Accordingly, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our business and operating results.
We may be sued by third parties for alleged infringement of their proprietary rights, which could cause us to incur significant expenses and require us to pay substantial damages.
There is considerable patent, trademark, copyright, trade secret and other intellectual property development activity in our industry. Our success depends, in part, on our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may legally own or claim to own intellectual property relating to our technology or software solutions. From time to time, our competitors or other third parties may claim that we are infringing upon their intellectual property rights. However, we may be unaware of the intellectual property rights that others may claim cover some or all of our technology or software solutions. Any claims or litigation, regardless of merit, could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages, settlement costs or ongoing royalty payments, require that we comply with other unfavorable license and other terms, or prevent us from offering our software solutions in their current form. Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the attention of our management and key personnel from our business operations and harm our operating results.
Our software solutions contain both third-party and open source software, which may pose risks to our proprietary source code and/or introduce security vulnerabilities, and could have a negative impact on our business and operating results.

We use open source software in our software solutions and expect to continue to do so in the future. The terms of many open source licenses to which we are subject have not been interpreted by United States or foreign courts, and there is a risk that open source licenses could be construed in a manner that imposes unanticipated conditions, restrictions or costs on our ability to provide or distribute our software solutions. Additionally, we may from time to time face claims from third parties alleging ownership of, or demanding release of, the open source software or of derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation, which could be costly for us to defend, and could require us to make our source code freely available, purchase a costly license or cease offering the implicated core functionality and Value+ services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and product development resources, and we may not be able to complete it successfully or in a timely manner. In addition to risks related to license requirements, usage of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. These risks could be difficult to eliminate or manage, and could have a negative impact on our business and operating results.

We also use third-party commercial software in our software solutions and expect to continue to do so in the future. Third-party commercial software is developed outside of our direct control, and may introduce security vulnerabilities that may be difficult to anticipate or mitigate. Further, there is no guarantee that third-party software developers will continue active work on the third-party software that we use. Should development of in-use third-party software cease, significant engineering effort may be required to create an in-house solution. These risks could also be difficult to eliminate or manage, and could have a negative impact on our business and operating results.
Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our software solutions, and could have a negative impact on our business.
The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication and business services. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations, including laws impacting net neutrality, could decrease the demand for our software solutions and services and/or increase our cost of doing business, or require us to modify our software solutions to comply with or otherwise address any new or changed laws or regulations.
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
The use of the Internet in general could be adversely affected by delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, accessibility, reliability, security, cost, ease of use and quality of service. In addition, the use of the Internet as a medium for commerce, communication and business services may have been, and may continue to be, adversely affected by concerns regarding network outages, software errors, viruses, security breaches, fraud or other malicious activity. If the use of the Internet is adversely affected by these issues, demand for our software solutions could decrease.
Privacy and data security laws and regulations could impose additional costs on us and reduce the demand for our software solutions.
Our customers store and transmit a significant amount of personal or identifying information through our technology platform. Privacy and data security have become significant issues in the United States and in other jurisdictions where we may offer our software solutions. The regulatory framework relating to privacy and data security worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Federal, state and foreign government bodies and agencies have in the past adopted, and may in the future adopt, laws and regulations regarding the collection, use, processing, storage and disclosure of personal or identifying information obtained from customers and other individuals. In addition to government regulation, privacy advocates and industry groups may propose various self-regulatory standards that may legally or contractually apply to our business. Because the interpretation and application of many privacy and data security laws, regulations and applicable industry standards are uncertain, it is possible that these laws, regulations and standards may be interpreted and applied in a manner inconsistent with our existing privacy and data management practices. As we expand into new jurisdictions or verticals, we will need to understand and comply with various new requirements applicable in those jurisdictions or verticals.
To the extent applicable to our business or the businesses of our customers, these laws, regulations and industry standards could have negative effects on our business, including by increasing our costs and operating expenses, and/or delaying or impeding our deployment of new or existing core functionality or Value+ services. Compliance with these laws, regulations and industry standards requires significant management time and attention, and failure to comply could result in negative publicity, subject us to fines or penalties, or result in demands that we modify or cease existing business practices. In addition, the costs of compliance with, and other burdens imposed by, such laws, regulations and industry standards may adversely affect our customers’ ability or desire to collect, use, process and store personal information using our software solutions, which could reduce overall demand for them. Even the perception of privacy and data security concerns, whether or not valid, may inhibit market acceptance of our software solutions in certain verticals. Furthermore, privacy and data security concerns may cause our customers’ clients, vendors, employees and other industry participants to resist providing the personal information necessary to allow our customers to use our applications effectively. Any of these outcomes could adversely affect our business and operating results.
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
Financing agreements that we are party to or may become party to may contain operating and financial covenants that restrict our business and financing activities. Failure to comply with these covenants, or other restrictions, could result in default under these agreements.
Our existing credit agreement with Wells Fargo as administrative agent, and the lenders that are parties thereto, which we refer to as our Credit Agreement, contains certain operating and financial restrictions and covenants, including limitations on dividends, dispositions, mergers or consolidations, incurrence of indebtedness and liens, and other corporate activities. These restrictions and covenants, as well as those contained in any future financing agreements that we may enter into, may restrict our ability to finance our operations, and to engage in, expand or otherwise pursue our business activities and strategic objectives. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under our existing Credit Agreement and any future financing agreements that we may enter into. If not waived, defaults could cause any outstanding indebtedness under our Credit Agreement and any future financing agreements that we may enter into to become immediately due and payable.

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
In connection with the audit of our consolidated financial statements for fiscal year 2014, our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. As of December 31, 2015, we completed remediation of these material weaknesses. However, the completion of remediation does not provide assurance that our controls will continue to operate properly or that our financial statements will not contain any material errors. There may be future material weaknesses in our internal control over financial reporting, and as a result we may not detect financial statement errors on a timely basis. Moreover, in the future we may engage in business transactions, such as acquisitions or reorganizations, implement new accounting standards, or adopt other changes to our business processes, any of which could require us to develop and implement new controls or to modify existing controls, which could negatively affect our internal control over financial reporting and result in material weaknesses.
In the event we experience a material weakness in our internal control over financial reporting in the future, we may not detect errors on a timely basis and our financial statements may be materially misstated. Ineffective internal control over financial reporting, failure to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner and the inability to express an opinion as to the effectiveness of our internal control over financial reporting could cause investors to lose confidence in our reported financial statements and other information, which could have a negative effect on the market price of our Class A common stock. Additionally, it could lead to an investigation by the SEC, NASDAQ Global Market or other regulatory authorities, which could require the expenditure of additional financial and management resources.
We are an emerging growth company and our decision to comply with certain reduced reporting and disclosure requirements could make our Class A common stock less attractive to investors.

We qualify as an emerging growth company under the Jumpstart Our Business Startups, or JOBS Act. An emerging growth company may take advantage of specified reduced reporting requirements and may be relieved of other significant requirements that are otherwise generally applicable to public companies. These provisions include:

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

As of December 31, 2017, we had United States federal net operating loss carryforwards of approximately $73.5 million and state net operating loss carryforwards of approximately $48.0 million, which begin to expire in 2027 and 2023, respectively. As of December 31, 2017 we also had federal and state research and development credit carryforwards of $5.0 million and $5.4 million, respectively. The federal credits carryforwards will begin to expire in 2027, while the state credit carryforwards apply indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. It is possible that our existing net operating loss and/or credit carryforwards may be subject to limitations arising from previous ownership changes, and future issuances of our stock could cause an ownership change. Furthermore, our ability to utilize net operating loss and/or credit carryforwards of companies that we have acquired or may acquire in the future may be subject to limitations. Any such limitations on our ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.
Tax laws or regulations could be enacted or changed and existing tax laws or regulations could be applied to us or to our customers in a manner that could increase the costs of our software solutions and adversely impact our operating results.

The application of federal, state, local and foreign tax laws to services provided electronically is continuously evolving. New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted or amended at any time, possibly with retroactive effect, and could be applied solely or disproportionately to services provided over the Internet. These enactments or amendments could adversely affect our sales activity due to the inherent cost increase the taxes would represent and could ultimately result in a negative impact on our operating results.

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

Generally accepted accounting principles in the United States, are subject to interpretation by the Financial Accounting Standards Board, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant impact on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.
Risks Related to Our Class A Common Stock
The market price of our Class A common stock may be volatile or may decline regardless of our operating performance, which could result in substantial losses for our stockholders.

The market price of our Class A common stock has been, and is likely to continue to be, highly volatile, and fluctuations in the price of our Class A common stock could cause you to lose all or part of your investment. For example, during 2017, the share price of our Class A common stock on the NASDAQ Global Market fluctuated between $21.63 and $52.25.

There are numerous factors that could cause fluctuations in the market price of our Class A common stock, including:

▪	price and volume fluctuations in the overall stock market from time to time;

▪	volatility in the market prices and trading volumes of securities issued by software companies;

▪	changes in operating performance and stock market valuations of other software companies generally, and of companies that sell cloud-based solutions within our targeted verticals in particular;

▪	sales of shares of our Class A common stock by us or our stockholders, or perceptions that such sales may occur;

▪	any future announcements to repurchase our Class A common stock;

▪	failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;

▪	the guidance we may provide to the public, any changes in that guidance, and our performance relative to that guidance;

▪	announcements by us or our competitors of new products or services;

▪	public reaction to our press releases, filings with the SEC and other public announcements;

▪	rumors and market speculation involving us or other software companies;

▪	actual or anticipated changes in our operating results or fluctuations in our operating results;

▪	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

▪	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

▪	developments or disputes concerning our intellectual property or other proprietary rights;

▪	announced or completed acquisitions of businesses or technologies by us or our competitors;

▪	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

▪	changes in accounting standards, policies, guidelines, interpretations or principles;

▪	changes in our management; and

▪	general economic conditions and trends, including slow or negative growth of our markets.

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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of December 31, 2017, the holders of the outstanding shares of our Class B common stock, including our executive officers, directors, and principal stockholders, collectively hold approximately 93% of the combined voting power of our outstanding capital stock. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our outstanding capital stock and therefore are able to exercise significant influence and control over the establishment and implementation of our future business plans and strategic objectives, as well as to control all matters submitted to our stockholders for approval. These persons may manage our business in ways with which you disagree and which may be adverse to your interests. This concentrated control may also have the effect of delaying, deterring or preventing a change-in-control transaction, depriving our stockholders of an opportunity to receive a premium for their capital stock or negatively affecting the market price of our Class A common stock.

Transfers by holders of our Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions. The conversion of our Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of the holders of our Class B common stock who retain their shares over the long term.

We cannot predict the impact that our capital structure may have on our stock price.

In July 2017, S&P Dow Jones, a provider of widely followed stock indices, announced that companies with multiple share classes, such as ours, will not be eligible for inclusion in certain of their indices. As a result, our Class A common stock will likely not be eligible for those stock indices. Additionally, FTSE Russell, another provider of widely followed stock indices, recently stated that it plans to require new constituents of its indices to have at least five percent of their voting rights in the hands of public stockholders. As of December 31, 2017, the holders of the outstanding shares of our Class B common stock, including our executive officers, directors, and principal stockholders, collectively hold approximately 93% of the combined voting power of our outstanding capital stock. Many investment funds are precluded from investing in companies that are not included in such indices, and these funds would be unable to purchase our Class A common stock. We cannot assure you that other stock indices will not take a similar approach to S&P Dow Jones or FTSE Russell in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.
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

▪	provide for the adoption of a staggered board of directors whereby our board is divided into three classes, each of which has a different three-year term;

▪	provide that the number of directors will be fixed by our board of directors;

▪	prohibit our stockholders from filling vacancies on our board of directors;

▪	provide for the removal of a director only for cause and then only by the affirmative vote of the holders of a majority of the combined voting power of our outstanding capital stock;

▪	prohibit stockholders from calling special stockholder meetings;

▪	prohibit stockholders from acting by written consent without holding a meeting of stockholders;

▪	require the vote of at least two-thirds of the combined voting power of our outstanding capital stock to approve amendments to our certificate of incorporation or bylaws;

▪	require advance written notice of stockholder proposals and director nominations;

▪	provide for a dual-class common stock structure, as discussed above; and

▪	require the approval of the holders of at least a majority of the outstanding shares of our Class B common stock, voting as a separate class, prior to consummating a change-in-control transaction.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which may delay, deter or prevent a change-in-control transaction. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock.
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
As of December 31, 2017, we had an aggregate of 1.7 million options outstanding that, if fully exercised, would result in the issuance of additional shares of Class A common stock or Class B common stock, as applicable. Our Class B common stock converts into Class A common stock on a one-for-one basis. In addition, as of December 31, 2017, we had 0.6 million restricted stock units, or RSUs, outstanding which, if fully vested and settled in shares, would result in the issuance of additional shares of Class A common stock. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options), or upon the vesting and settlement of RSUs, have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance.
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
We have never declared or paid any cash dividends on our existing common stock. We do not anticipate declaring or paying any cash dividends to holders of our Class A common stock in the foreseeable future and intend to retain all future earnings for use in the growth of our business. In addition, the terms of our Credit Agreement restrict our ability to pay dividends. Consequently, investors may need to rely on sales of our Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors should not purchase our Class A common stock with the expectation of receiving cash dividends.
ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES
Our corporate headquarters is located in two adjacent buildings in Santa Barbara, California. The lease on the first building covers approximately 43,300 square feet and expires in December 2021. The lease on the second building covers approximately 35,900 square feet and expires in November 2020.
We also lease space in San Diego, California and Richardson, Texas under leases that expire at various times between 2021 and 2022.

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

Market Information for our Class A Common Stock

Our Class A common stock began trading publicly on the NASDAQ Global Market under the symbol "APPF" on June 26, 2015. Prior to that date, there was no public trading market for our Class A common stock. The following table sets forth the high and low intraday sales prices per share of our Class A common stock as reported on the NASDAQ Global Market for the periods indicated:

	High	Low
Year ended December 31, 2017:
First quarter	$27.90	$21.63
Second quarter	$35.20	$25.05
Third quarter	$48.40	$31.15
Fourth quarter	$52.25	$39.60

	High	Low
Year ended December 31, 2016:
First quarter	$15.19	$11.07
Second quarter	$15.57	$12.07
Third quarter	$19.98	$14.12
Fourth quarter	$24.50	$18.27

Holders of Record

As of February 1, 2018, there were 30 holders of record of our Class A common stock and 116 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We have no plans to declare or pay any dividends on our capital stock in the foreseeable future and intend to retain all future earnings, if any, generated by our operations for use in the growth of our business. Any future decision to declare or pay dividends will be made by our board of directors in its sole discretion and will depend upon our financial condition, results of operations, capital requirements, general economic conditions and other factors that our board of directors deems relevant at the time of its decision. Investors should not purchase our Class A common stock with the expectation of receiving cash dividends. In addition, the terms of our Credit Agreement may restrict our ability to pay dividends.

Stock Repurchase Program

Our board of directors may, from time to time, authorize our management to repurchase shares of our Class A common stock in open market transactions, privately negotiated transactions or otherwise.

Stock Performance Graph

The following performance graph compares the cumulative total return on our Class A common stock with that of the S&P 500 Index and the NASDAQ Computer Index. This chart assumes $100 was invested at the close of market on June 26, 2015, which was our initial trading day, in our Class A common stock, the S&P 500 Index and the NASDAQ Computer Index, and assumes the reinvestment of any dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our other filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Unregistered Sales of Equity Securities
None.

Use of Proceeds
None.

ITEM 6.     SELECTED FINANCIAL DATA

The following tables provide our historical selected consolidated financial data for the periods indicated. We have derived the selected Consolidated Statements of Operations data for the fiscal years ended December 31, 2017, 2016 and 2015 and the selected Consolidated Balance Sheet data as of December 31, 2017 and 2016 from our audited Consolidated Financial Statements included elsewhere in this Annual Report. We have derived the selected Consolidated Statements of Operations data for the fiscal years ended December 31, 2014 and 2013 and the selected Consolidated Balance Sheet data as of December 31, 2015, 2014 and 2013 from our audited Consolidated Financial Statements, which are not included in this Annual Report. Our historical results are not necessarily indicative of the results we expect in the future.
The following historical selected consolidated financial data should be read in conjunction with, and are qualified in their entirety by reference to, the section of this Annual Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Consolidated Statements of Operations Data:

Revenue	$143,803	$105,586	$74,977	$47,671	$26,542
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)(1)	55,283	44,630	33,903	22,555	13,616
Sales and marketing(1)	28,709	28,827	26,076	16,876	10,337
Research and product development(1)	16,578	12,638	9,554	6,505	5,057
General and administrative(1)	21,199	17,979	14,343	6,489	2,286
Depreciation and amortization	12,699	9,935	6,104	3,805	2,850
Total costs and operating expenses	134,468	114,009	89,980	56,230	34,146
Income (loss) from operations	9,335	(8,423)	(15,003)	(8,559)	(7,604)
Other income (expense), net	(96)	(37)	5	(121)	287
Interest income (expense), net	535	246	(595)	59	12
Income (loss) before provision for income taxes	9,774	(8,214)	(15,593)	(8,621)	(7,305)
Provision for income taxes	58	67	75	—	—
Net income (loss)	$9,716	$(8,281)	$(15,668)	$(8,621)	$(7,305)
Net income (loss) per common share:
Basic	0.29	(0.25)	(0.73)	(0.98)	(0.87)
Diluted	0.28	(0.25)	(0.73)	(0.98)	(0.87)
Weighted average common shares outstanding:
Basic	33,849	33,561	21,336	8,757	8,437
Diluted	35,151	33,561	21,336	8,757	8,437
(1) Includes stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Stock-based compensation expense included in Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$725	$471	$124	$68	$63
Sales and marketing	723	442	115	48	39
Research and product development	657	382	41	19	49
General and administrative	3,991	3,006	727	757	96
Total stock-based compensation expense	$6,096	$4,301	$1,007	$892	$247

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and investment securities(1)	$68,310	$52,860	$56,715	$5,412	$11,269
Total assets	110,248	92,583	90,481	25,434	27,707
Deferred revenue	7,080	7,638	4,953	3,780	2,943
Convertible preferred stock	—	—	—	63,166	63,166
Total stockholders’ equity (deficit)	85,079	69,682	72,697	(51,467)	(43,959)
(1) Amounts for the years ended December 31, 2017, 2016 and 2015 include cash and cash equivalents, investment securities-current and investment securities-noncurrent. We held no investment securities during the years ended December 31, 2014 and 2013.

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
Overview
AppFolio is a provider of industry-specific, cloud-based software solutions to the real estate market, which comprises a significant majority of our revenue, as well as to the legal market, and we intend to enter new vertical markets over time. We were formed in 2006 with a vision to revolutionize the way that small and medium-sized businesses, or SMBs, grow and compete by enabling their digital transformation.
In 2008, we entered the real estate market with our first product, AppFolio Property Manager, or APM, a property management solution designed to address the unique operational and business requirements of property management companies. In 2012, we entered the legal market by acquiring MyCase, a legal practice and case management solution primarily for solo practitioners and small law firms. Recognizing that our customers would benefit from additional business-critical services that they can purchase as needed, we launched a series of Value+ services beginning in 2009. Through our market validation approach and ongoing investment in product development, we continuously update our software solutions with new and innovative core functionality and Value+ services, as well as assess opportunities in adjacent markets and new verticals.
Our solutions are designed to be a system of record to automate essential business processes, a system of engagement to enhance business interactions between our customers and their clients and vendors, and, increasingly, a system of intelligence to anticipate, influence, and optimize customer experiences using data to take action in real time.
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
Our property management software solution for the real estate market provides property managers of various sizes (including both third-party managers and owner-operators) innovative tools and services designed to streamline their property management businesses. Our software solution serves a variety of property types, including single- and multi-family residential, commercial, community association, and student housing, and is continuously evolving to help our customers more effectively market, manage and grow their businesses. Core functionality addresses key operational issues, including posting and tracking vacancies, efficiently leasing vacant properties, facilitating tenant, owner and vendor communications, and accounting, among other things.
Today our property manager customers directly and indirectly account for more than 90% of our annual revenue. We define our property manager customer base as the number of customers subscribing to our core solutions. Customer count and property manager units under management are summarized in the table below:

	Quarter Ended
	2017				2016
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
Property manager	11,708	11,258	10,820	10,468	10,038	9,612	9,275	8,816
Property manager units under management (in millions)	3.25	3.08	2.93	2.83	2.68	2.53	2.41	2.30

Our legal software solution, MyCase, enables solo practitioners and small law firms to more efficiently administer their practice and manage their caseload. MyCase is continuously evolving to help our customers more effectively market, manage and grow their businesses, and contains core functionality that addresses key operational issues, including managing calendars, contacts and documents, time tracking, billing and collections, communicating with clients and sharing sensitive and privileged materials.
Our legal customers directly and indirectly account for less than 10% of our annual revenue. We define our legal customer base as the number of customers subscribing to our core solutions, exclusive of free trial periods. Law firm customer count is summarized in the table below:

	Quarter Ended
	2017				2016
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
Law firm	9,349	9,128(1)	8,913	8,676	8,135	7,799	7,349	6,834
(1)    This customer count has been corrected from the previously-reported count of 9,214.
To date, we have experienced rapid revenue growth due to our investments in research and product development, sales and marketing, customer service and support, and infrastructure. We intend to continue to invest in growth across our organization as we expand in our current markets, adjacent markets and enter into new verticals. These investments to grow our business will continue to increase our costs and operating expenses on an absolute basis. Many of these investments will occur in advance of our realization of revenue or any other benefit and will make it difficult to determine if we are allocating our resources efficiently. We expect cost of revenue, research and product development expense, sales and marketing expense, and general and administrative expense to decrease as a percentage of revenue over the long term as revenue increases and we gain additional operating leverage in our business. As a result of this increased operating leverage, we expect our operating margins will improve over the long term, but this trend may be interrupted from time to time as a result of accelerated investment opportunities occurring in advance of realization of revenue.
We have managed, and plan to continue to manage, our business towards the achievement of long-term growth that we believe will positively impact long-term stockholder value, and not towards the realization of short-term financial or business metrics, or short-term stockholder value. Accordingly, if opportunities arise that might cause us to sacrifice our performance with respect to short-term financial or business metrics, but that we believe are in the best interests of our stockholders, we will take those opportunities.
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
We also charge our customers usage-based fees for using certain Value+ services, although fees for electronic payment processing are paid by either our customers or clients of our customers. Usage-based fees are charged on a flat fee per transaction basis with no minimum usage commitments. We recognize revenue for usage-based services in the period the service is rendered. We generally invoice our customers for usage-based services on a monthly basis for services rendered in the preceding month. Revenue from usage-based services is impacted by a number of factors, including the number of new and existing customers that adopt and utilize our Value+ services, the size and needs of our customers and our customer renewal rates.
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
We also offer assistance to our customers with on-boarding to our core solutions, as well as website design services. We generally invoice our customers for other services in advance of the services being completed. We recognize revenue for these other services upon completion of the related service. We also generate revenue from legacy RentLinx customers by providing services that allow these customers to advertise rental houses and apartments online. Revenue derived from customers using the RentLinx services outside of our property manager core solution platform is being recorded under other revenue.
Costs and Operating Expenses
Cost of Revenue. Cost of revenue consists of fees paid to third-party service providers, personnel-related costs (including salaries, incentive-based compensation, benefits, and stock-based compensation) for our employees focused on customer service and the support of our operations, platform infrastructure costs (such as data center operations and hosting-related costs), payment processing fees, and allocated shared costs. We typically allocate shared costs across our organization based on headcount within the applicable part of our organization. Cost of revenue excludes depreciation of property and equipment, and amortization of capitalized software development costs and intangible assets. We intend to continue to invest in customer service and support and the expansion of our technology infrastructure as we grow the number of our customers and roll out additional Value+ services. We also intend to expand our Value+ offerings over time, which will impact cost of revenue both in absolute dollars and overall percentage of revenue.
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
General and Administrative. General and administrative expense consists of personnel-related costs (including salaries, incentive-based compensation, benefits, and stock-based compensation) for employees in our executive, finance, information technology, or IT, human resources, corporate development, legal and administrative organizations. In addition, general and administrative expense includes fees for third-party professional services (including audit, legal, tax, and consulting services), other corporate expenses, and allocated shared costs. We intend to incur incremental general and administrative costs associated with supporting the growth of our business.
Depreciation and Amortization. Depreciation and amortization expense includes depreciation of property and equipment, amortization of capitalized software development costs and amortization of intangible assets. We depreciate or amortize property and equipment, software development costs and intangible assets over their expected useful lives on a straight-line basis, which approximates the pattern in which the economic benefits of the assets are consumed. As we expand our facilities footprint and increase our base of employees, we expect to have increased property and equipment expenditures and incremental depreciation expense. In addition, as we continue to invest in our research and product development organization and the development or acquisition of new technology, we expect to have increased capitalized software development costs and incremental amortization.
Interest Income (Expense). Interest income includes interest earned on investment securities, amortization and accretion of the premium and discounts paid from the purchase of investment securities, interest earned on notes receivable and on cash deposited within our bank accounts. Interest expense includes interest paid on outstanding borrowings under our Credit Agreement.
Results of Operations for the Years Ended December 31, 2017, 2016, and 2015
The following table sets forth our results of operations for the periods presented in dollars (in thousands) and as a percentage of revenue:

	Year Ended December 31,
	2017		2016		2015
	Amount	%	Amount	%	Amount	%
Consolidated Statements of Operations Data:
Revenue	$143,803	100.0%	$105,586	100.0%	$74,977	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)(1)	55,283	38.4	44,630	42.3	33,903	45.2
Sales and marketing(1)	28,709	20.0	28,827	27.3	26,076	34.8
Research and product development(1)	16,578	11.5	12,638	12.0	9,554	12.7
General and administrative(1)	21,199	14.7	17,979	17.0	14,343	19.1
Depreciation and amortization	12,699	8.8	9,935	9.4	6,104	8.1
Total costs and operating expenses	134,468	93.5	114,009	108.0	89,980	120.0
Income (loss) from operations	9,335	6.5	(8,423)	(8.0)	(15,003)	(20.0)
Other income (expense), net	(96)	(0.1)	(37)	—	5	—
Interest income (expense), net	535	0.4	246	0.2	(595)	(0.8)
Income (loss) before provision for income taxes	9,774	6.8	(8,214)	(7.8)	(15,593)	(20.8)
Provision for income taxes	58	—	67	0.1	75	0.1
Net income (loss)	$9,716	6.8%	$(8,281)	(7.8)%	$(15,668)	(20.9)%
(1) Includes stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$725	$471	$124
Sales and marketing	723	442	115
Research and product development	657	382	41
General and administrative	3,991	3,006	727
Total stock-based compensation expense	$6,096	$4,301	$1,007

Revenue

	Year Ended December 31,			2016 to 2017 % Change	2015 to 2016 % Change
	2017	2016	2015
	(dollars in thousands)
Core solutions	$57,132	$43,775	$32,119	31%	36%
Value+ services	80,847	56,965	37,998	42%	50%
Other	5,824	4,846	4,860	20%	—%
Total revenues	$143,803	$105,586	$74,977	36%	41%
Fiscal 2017 Compared to Fiscal 2016
Revenue increased $38.2 million, or 36%, in 2017 compared to 2016, the substantial majority due to the growth in the number of property manager customers and units under management. We experienced a 17% year over year increase in the number of property manager customers and a 21% year over year increase in the number of property management units under management. Revenue from our Value+ services increased by $23.9 million, or 42%, in 2017 compared to 2016, mainly driven by increased usage of our electronic payments services and screening services by a larger property manager customer and unit base. We also experienced growth in each of our other Value+ services during that period. Core solutions revenue increased $13.4 million, or 31%, in 2017 compared to 2016, mainly attributed to the growth in the number of our property manager customers, units under management, and strong customer renewal rates.
In each of 2017 and 2016, we derived more than 90% of our revenue from our property manager customers.
Fiscal 2016 Compared to Fiscal 2015
Revenue increased $30.6 million, or 41%, in 2016 compared to 2015, mainly reflecting increased revenue from a 22% year over year increase in the number of our property manager customers. The overall increase in revenue was mostly attributable to revenue from Value+ services which increased by $19.0 million, or 50% when compared to the prior year. The increase in Value+ services was mainly driven by increased usage of our electronic payments services and screening services by a larger property manager customer base, and the increase in property manager units under management of 25% year over year. We also had strong growth in our legal liability to landlord insurance programs, customer contact center and website hosting services offered within our Value+ services. In addition, during 2016, we launched Premium Leads as a Value+ services for our property manager customers. The overall increase in revenue was also the result of an increase in revenue from our core solutions of $11.7 million, or 36%, driven by the growth in the number of our customers, units under management, and strong customer renewal rates.
In each of 2016 and 2015, we derived more than 90% of our revenue from our property manager customers.
Cost of Revenue (Exclusive of Depreciation and Amortization)

	Year Ended December 31,			2016 to 2017 % Change	2015 to 2016 % Change
	2017	2016	2015
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$55,283	$44,630	$33,903	24%	32%
Percentage of revenue	38.4%	42.3%	45.2%
Fiscal 2017 Compared to Fiscal 2016
Cost of revenue (exclusive of depreciation and amortization) increased $10.7 million, or 24%, in 2017 compared to 2016 based on the 36% increase in revenue over the same period. The increase was primarily due to increased expenditures to third parties of $7.0 million directly associated with the increased adoption and utilization of our Value+ services, as evidenced by the 42% increase in Value+ services revenues. There was also an increase in personnel-related costs of $2.3 million due to an increase in headcount to support the continued growth of our business, as well as increased allocated and other costs of $1.3 million driven by expanded facilities, IT and other expenses supporting our growth.

As a percentage of revenue, cost of revenue (exclusive of depreciation and amortization) improved to 38.4%, from 42.3% for the year ended December 31, 2017 compared to the year ended December 31, 2016. This improvement was primarily driven by our ability to increase revenue with a more moderate increase in personnel-related costs, and a slight improvement in pricing with our third-party service providers as we continue to grow.
Fiscal 2016 Compared to Fiscal 2015
Cost of revenue (exclusive of depreciation and amortization) increased $10.7 million, or 32%, in 2016 compared to 2015. The increase was primarily due to increased third-party costs of $5.0 million driven by increased Value+ services, increased personnel-related costs of $3.9 million due to our headcount growth, as well as increased allocated and other costs of $1.8 million driven by expanded facilities, IT and other shared expenses supporting our growth.
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
Sales and Marketing

	Year Ended December 31,			2016 to 2017 % Change	2015 to 2016 % Change
	2017	2016	2015
	(dollars in thousands)
Sales and marketing	$28,709	$28,827	$26,076	—%	11%
Percentage of revenue	20.0%	27.3%	34.8%
Fiscal 2017 Compared to Fiscal 2016

Sales and marketing expense remained relatively flat year over year as we focused upmarket in the SMB space and acquired fewer yet larger property manager customers. We intend to continue to invest in sales and marketing as we grow to increase the size of our customer base and increase the adoption and utilization of our Value+ services by our new and existing customers.

Fiscal 2016 Compared to Fiscal 2015
Sales and marketing expense increased $2.8 million, or 11%, in 2016 compared to 2015. The increase was primarily due to increased personnel-related costs of $2.6 million due to our headcount growth and related commission-based compensation, and increased allocated and other costs of $0.2 million driven by expanded facilities, IT and other shared expenses supporting our growth.

Research and Product Development

	Year Ended December 31,			2016 to 2017 % Change	2015 to 2016 % Change
	2017	2016	2015
	(dollars in thousands)
Research and product development	$16,578	$12,638	$9,554	31%	32%
Percentage of revenue	11.5%	12.0%	12.7%

Fiscal 2017 Compared to Fiscal 2016
Research and product development expense increased $3.9 million, or 31%, in 2017 compared to 2016. The increase was primarily the result of an increase in personnel-related costs, net of capitalized software development costs of $3.7 million, due to headcount growth within our research and product development organizations. We intend to continue to invest in research and product development as we continue to introduce additional core functionality to our existing customers, roll out new Value+ services to attract new customers and expand offerings to existing customers, develop new products to serve new or existing customers and expand into adjacent markets or new verticals.
Fiscal 2016 Compared to Fiscal 2015
Research and product development expense increased $3.1 million, or 32%, in 2016 compared to 2015. The increase was primarily due to increased personnel-related costs, net of capitalized software development costs of $1.9 million, due to our headcount growth and rate of innovation and increased allocated and other costs of $1.1 million driven by expanded facilities, IT and other shared expenses supporting our growth.
General and Administrative

	Year Ended December 31,			2016 to 2017 % Change	2015 to 2016 % Change
	2017	2016	2015
	(dollars in thousands)
General and administrative	$21,199	$17,979	$14,343	18%	25%
Percentage of revenue	14.7%	17.0%	19.1%
Fiscal 2017 Compared to Fiscal 2016
General and administrative expense increased $3.2 million, or 18%, in 2017 compared to 2016. The increase was primarily the result of an increase in personnel-related costs due to headcount growth and an increase in incentive-based compensation. The increase in incentive-based compensation is primarily due to the stock option modification of the Company's former Chief Executive Officer who announced his retirement on August 17, 2017.
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
Depreciation and Amortization

	Year Ended December 31,			2016 to 2017 % Change	2015 to 2016 % Change
	2017	2016	2015
	(dollars in thousands)
Depreciation and amortization	$12,699	$9,935	$6,104	28%	63%
Percentage of revenue	8.8%	9.4%	8.1%
Fiscal 2017 Compared to Fiscal 2016
Depreciation and amortization expense increased $2.8 million, or 28%, in 2017 compared to 2016. The increase was the result of increased amortization expense associated with higher capitalized software development balances.
Fiscal 2016 Compared to Fiscal 2015
Depreciation and amortization expense increased $3.8 million, or 63%, in 2016 compared to 2015. The increase was primarily due to increased amortization expense of $2.8 million related to increased capitalized software development balances and increased depreciation expense of $0.9 million from capital purchases and building improvements made during 2016.

Interest Income, net

	Year Ended December 31,			2016 to 2017 % Change	2015 to 2016 % Change
	2017	2016	2015
	(dollars in thousands)
Interest income (expense), net	$535	$246	$(595)	117%	N/A
Percentage of revenue	0.4%	0.2%	(0.8)%
Fiscal 2017 Compared to Fiscal 2016
Interest income, net increased by $0.3 million in 2017 compared to 2016. The increase is primarily the result of higher investment security balances in the more recent period.
Fiscal 2016 Compared to Fiscal 2015
Interest income, net increased by $0.8 million in 2016 compared to 2015. The increase is primarily due to holding investment securities for a full year in 2016 versus a few months in 2015, resulting in increased interest income of $0.2 million. In addition, interest expense decreased $0.6 million related to our term loan repaid in 2015 and the associated write-off of deferred financing costs.
Provision for Income Taxes

	Year Ended December 31,			2016 to 2017 % Change	2015 to 2016 % Change
	2017	2016	2015
	(dollars in thousands)
Provision for income taxes	$58	$67	$75	(13)%	(11)%
Percentage of revenue	—%	0.1%	0.1%
The provision for income taxes relates to minimum state taxes and the amortization of tax deductible goodwill from the purchase of RentLinx in 2015 that is not an available source of income to realize the deferred tax asset.

Quarterly Results of Operations
The following table sets forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters during the years ended December 31, 2017 and December 31, 2016. We have prepared the unaudited quarterly consolidated statements of operations data on a basis consistent with the audited annual Consolidated Financial Statements included elsewhere in this Annual Report. In the opinion of management, the financial information in this table reflects all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of this data. This information should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report. The results of historical periods are not necessarily indicative of the results for any future period.

	Quarter Ended
	2017				2016
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$37,897	$37,903	$35,877	$32,126	$28,010	$28,162	$26,203	$23,211
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)(1)	14,536	14,053	13,701	12,993	11,243	11,645	11,212	10,530
Sales and marketing(1)	7,153	7,257	7,192	7,107	6,730	6,979	7,567	7,551
Research and product development(1)	4,580	4,367	4,002	3,629	3,107	3,464	3,024	3,043
General and administrative(1)	5,889	5,405	5,101	4,804	5,399	4,642	4,389	3,549
Depreciation and amortization	3,352	3,237	3,114	2,996	2,823	2,636	2,359	2,117
Total costs and operating expenses	35,510	34,319	33,110	31,529	29,302	29,366	28,551	26,790
Income (loss) from operations	2,387	3,584	2,767	597	(1,292)	(1,204)	(2,348)	(3,579)
Other income (expense), net	(3)	(5)	(60)	(28)	(3)	(12)	2	(24)
Interest income, net	158	155	120	102	25	102	95	24
Income (loss) before provision for income taxes	2,542	3,734	2,827	671	(1,270)	(1,114)	(2,251)	(3,579)
Income tax (benefit) provision	(35)	52	30	11	19	11	13	24
Net income (loss)	$2,577	$3,682	$2,797	$660	$(1,289)	$(1,125)	$(2,264)	$(3,603)
Net income (loss) per common share:
Basic	$0.08	$0.11	$0.08	$0.02	$(0.04)	$(0.03)	$(0.07)	$(0.11)
Diluted	$0.07	$0.10	$0.08	$0.02	$(0.04)	$(0.03)	$(0.07)	$(0.11)

(1)    Includes stock-based compensation expense as follows (in thousands):

	Quarter Ended
	2017				2016
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	(in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$198	$189	$209	$129	$150	$138	$138	$45
Sales and marketing	207	186	210	120	146	124	130	42
Research and product development	186	173	182	116	118	109	104	51
General and administrative	1,201	1,040	1,018	732	1,043	918	720	325
Total stock-based compensation expense	$1,792	$1,588	$1,619	$1,097	$1,457	$1,289	$1,092	$463

The following table sets forth selected consolidated statements of operations data for the specified periods as a percentage of our revenue for those periods:

	Quarter Ended
	2017				2016
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
Consolidated Statements of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	38.4	37.1	38.2	40.4	40.1	41.4	42.8	45.4
Sales and marketing	18.9	19.1	20.0	22.1	24.0	24.8	28.9	32.5
Research and product development	12.1	11.5	11.2	11.3	11.1	12.3	11.5	13.1
General and administrative	15.5	14.3	14.2	15.0	19.3	16.5	16.7	15.3
Depreciation and amortization	8.8	8.5	8.7	9.3	10.1	9.4	9.0	9.1
Total costs and operating expenses	93.7	90.5	92.3	98.1	104.6	104.3	109.0	115.4
Income (loss) from operations	6.3	9.5	7.7	1.9	(4.6)	(4.3)	(9.0)	(15.4)
Other income (expense), net	—	—	(0.2)	(0.1)	—	—	—	(0.1)
Interest income, net	0.4	0.4	0.3	0.3	0.1	0.4	0.4	0.1
Income (loss) before provision for income taxes	6.7	9.9	7.9	2.1	(4.5)	(4.0)	(8.6)	(15.4)
Provision for income taxes	(0.1)	0.1	0.1	—	0.1	—	—	0.1
Net income (loss)	6.8%	9.7%	7.8%	2.1%	(4.6)%	(4.0)%	(8.6)%	(15.5)%
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
Overall, total costs and operating expenses as a percentage of revenue have improved during 2017 when compared to 2016, as we continue to realize operating leverage. Cost of revenue (exclusive of depreciation and amortization) fluctuated each quarter based on the mix of Value+ services and related third party costs. Research and product development costs fluctuated each quarter based on the amount of software development costs that were capitalized each quarter. General and administrative expenses fluctuated each quarter primarily due to the impact of increased compensation due to an increase in headcount and incentive based compensation.
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

Liquidity and Capital Resources
Cash and Cash Equivalents
As of December 31, 2017 and 2016, our principal sources of liquidity were cash and cash equivalents and investment securities-current and investment securities-noncurrent, which had an aggregate balance of $68.3 million and $52.9 million, respectively.

Working Capital
As of December 31, 2017, we had working capital of $29.9 million, compared to working capital of $10.9 million as of December 31, 2016. The increase in our working capital was primarily due to an increase in the current portion of investment securities, cash and cash equivalents, prepaid expenses and accounts receivable and a decline in deferred revenue, offset by increases in our accrued employee expenses and accrued expenses from the continued growth of our business.
Revolving Facility
As of December 31, 2017, we had a $25.0 million revolving line of credit, which we refer to as our Revolving Facility, under the terms of our Credit Agreement with Wells Fargo, as administrative agent, and the lenders that are parties thereto. As of both December 31, 2017 and 2016, we had no outstanding balance under our Revolving Facility. For additional information regarding our Credit Agreement refer to Note 7, Long-term Debt of our Consolidated Financial Statements included elsewhere in this Annual Report.
Liquidity Requirements
We believe that our existing cash and cash equivalents, investment securities, available borrowing capacity of $25.0 million under our Revolving Facility, and cash generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.
Capital Requirements
Our future capital requirements will depend on many factors, including the continued market acceptance of our software solutions, the change in the number of our customers, the adoption and utilization of our Value+ services by new and existing customers, the timing and extent of the introduction of new core functionality and Value+ services in our existing markets and verticals, the timing and extent of our expansion into adjacent markets or new verticals and the timing and extent of our investments across our organization. In addition, we may in the future enter into arrangements to acquire or invest in markets adjacent to those we serve today or entirely new verticals. Furthermore, our board of directors may, from time to time, authorize our management to repurchase shares of our Class A common stock in open market transactions, privately negotiated transactions or otherwise.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by (used in) operating activities	$29,371	$11,500	$(6,844)
Net cash used in investing activities	(22,828)	(13,065)	(59,367)
Net cash (used in) provided by financing activities	(1,133)	201	72,862
Net increase (decrease) in cash and cash equivalents	$5,410	$(1,364)	$6,651
Cash Provided by (Used in) Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our core solutions and Value+ services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
For the year ended December 31, 2017, cash provided by operating activities was $29.4 million resulting from our net income of $9.7 million, adjusted by non-cash charges of $18.9 million and a net increase in our operating assets and liabilities of $0.7 million. The non-cash charges primarily consist of $12.7 million of depreciation and amortization of our property and equipment and capitalized software and $6.1 million of stock-based compensation. The net increase in our operating assets and liabilities was mostly attributable to a $3.2 million increase in accrued employee expenses related to an overall increase in personnel-related costs. The increase in our operating assets and liabilities was partially offset by an increase in prepaid expenses and other current assets of $1.0 million, a $0.9 million increase in accounts receivable, and a $0.6 million decrease in deferred revenue.
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
Cash Used in Investing Activities
Cash used in investing activities is generally comprised of purchases, maturities and sales of investment securities, additions to capitalized software development, cash paid for business acquisitions and capital expenditures.
For the year ended December 31, 2017, investing activities used $22.8 million in cash primarily as a result of $26.6 million of investment securities purchased offset by $16.5 million of maturities. In addition, we had an increase in capitalized software development costs of $10.5 million for the continued investment in our software development, and capital expenditures of $2.2 million to purchase property and equipment for the continued growth and expansion of our business.
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
Cash (Used in) Provided by Financing Activities
Cash (used in) provided by financing activities is generally comprised of proceeds from our IPO, proceeds from the exercise of stock options and restricted stock awards, or RSAs, proceeds from the issuance of debt or draws from our Revolving Facility and principal repayments of our term loan and on our Revolving Facility.
For the year ended December 31, 2017, financing activities used $1.1 million in cash primarily as a result of tax withholdings from RSU net settlements offset by proceeds from stock option exercises.
For the year ended December 31, 2016, financing activities provided $0.2 million in cash primarily as a result of proceeds from stock option exercises offset by tax withholdings from RSU net settlements.
For the year ended December 31, 2015, financing activities provided $72.9 million in cash primarily as a result of net proceeds from the IPO in the amount of $75.4 million, offset by a $2.4 million earnout payment relating to our acquisition of MyCase.

Contractual Obligations and Other Commitments

Our principal commitments consist of contractual obligations under our operating leases for office space. The following table summarizes our contractual obligations and other commitments as of December 31, 2017:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Operating lease obligations	$9,129	$2,446	$5,021	$1,662	$—
At December 31, 2017, liabilities for unrecognized tax benefits of $2.1 million were not included in our contractual obligations in the table above because, due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that would extinguish these liabilities.
For additional information regarding our contractual obligations, commitments and indemnification arrangements refer to Note 8, Commitments and Contingencies of our Consolidated Financial Statements included elsewhere in this Annual Report.
Off-Balance Sheet Arrangements
As of December 31, 2017, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our financial statements and the related notes included elsewhere in this Annual Report are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and operating expenses, provision for income taxes and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. However, actual results could differ significantly from the estimates made by management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
We believe that the following critical accounting policies involve a greater degree of judgment or complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to a full understanding and evaluation of our Consolidated Financial Statements. For additional information, refer to Note 2, Summary of Significant Accounting Policies of our Consolidated Financial Statements included elsewhere in this Annual Report.
Revenue Recognition
We generate revenue primarily from our customers for subscriptions to access our core solutions and Value+ services for our cloud-based property management and legal software solutions. Subscription fees for our core solutions are charged on a per-unit per-month basis for our property management software solution and on a per-user per-month basis for our legal software solution. We recognize subscription revenue on a straight-line basis over the terms of the subscription agreements, which range from one month to one year. We generally invoice our customers for subscription services in monthly, quarterly or annual installments, typically in advance of the subscription period. Any revenues which are billed in advance are recorded as deferred revenue.
We charge our customers on a subscription basis for our core solutions and many of our Value+ services. Our subscription fees are designed to scale to the size of our customers’ businesses. We also charge usage-based fees for using certain Value+ services, including electronic payment processing. Usage-based fees are charged on a flat fee per transaction basis with no minimum usage commitments. We recognize revenue for usage-based services in the period the service is rendered. We generally invoice our customers for usage-based services on a monthly basis for services rendered in the preceding month with the exception of fees for electronic payment processing, which are generally paid by our customers or the clients of our customers at the time the electronic payment is processed.

Our legal software core solution offers customers a free trial period to try our software. Revenue is not recognized until the free trial period is complete and the customer has entered into a subscription agreement with us.
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
     Internal-Use Software
We account for the costs of computer software obtained or developed for internal use in accordance with ASC 350, Intangibles-Goodwill and Other. These include costs incurred in connection with the development of our internal-use software solutions when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and performed as intended. These capitalized costs include personnel and related expenses for employees who are directly associated with and who devote time to internal-use software projects and, when material, interest costs incurred during the development. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for significant upgrades and enhancements to our software solutions are also capitalized. Costs incurred for post-configuration training, maintenance and minor modifications or enhancements are expensed as incurred. Capitalized software development costs are amortized using the straight-line method over an estimated useful life of three years. We do not transfer ownership of our software, or lease our software, to third parties.
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
At December 31, 2017, we determined our goodwill was not impaired as the fair value of our reporting unit significantly exceeded its carrying value.

Stock-Based Compensation
We account for stock-based compensation awards granted to employees and directors by recording compensation expense based on each award's grant-date estimated fair value, in accordance with ASC 718, Compensation-Stock Compensation over the vesting period. We estimate the fair value of RSAs, RSUs and performance based RSUs, or PSUs, based on the fair value of our common stock on the date of grant. We estimate the fair value of stock options and performance based stock options, or PSOs, using the Black-Scholes option-pricing model. Determining the fair value of stock options under this model requires highly subjective assumptions, including the fair value of the underlying common stock, the risk-free interest rate, the expected term of the award, the expected volatility of the price of our common stock, and the expected dividend yield of our common stock. These estimates involve inherent uncertainties and the application of management’s judgment. If we had made different assumptions, our stock-based compensation expense could have been materially different.
Prior to our IPO, there was no public market for our common stock and our board of directors determined the fair value of our common stock at the time of the grant of stock options and RSAs by considering a number of objective and subjective factors, including our actual operating and financial performance, market conditions and performance of comparable publicly traded companies, developments and milestones in our company, the likelihood of achieving a liquidity event and transactions involving our convertible preferred stock, among other factors. The fair value of the underlying common stock was determined by our board of directors in accordance with applicable elements of the practice aid issued by the American Institute of Certified Public Accountants Valuation of Privately Held Company Equity Securities Issued as Compensation. In valuing our common stock at various dates, our board of directors determined our equity value generally using the income approach and the market comparable approach valuation methods. Once we determined our equity value, we used an option pricing method or the Probability Weighted Expected Return Method to allocate the equity value to preferred stock and common stock. Application of these approaches and methods involves the use of estimates, judgments and assumptions, such as future revenue, expenses and cash flows, selections of comparable companies, probabilities and timing of exit events, and other factors.
Since our IPO in June 2015, the fair value of our common stock is based on the closing price of our Class A common stock, as quoted on the NASDAQ Global Market, on the date of grant and we utilized the following assumptions and estimates when utilizing the Black-Scholes option-pricing model when calculating the fair value of our options and PSOs:

▪	Risk-Free Interest Rate - The risk free interest rate assumption is based upon observed interest rates on United States government securities appropriate for the expected term of the stock option.

▪
Expected Term - Given that we do not have sufficient exercise history to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior, we determine the expected term using the simplified method, which is calculated as the midpoint of the stock option vesting term and the expiration date of the stock option.

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

Forfeiture Rate
In addition to the assumptions used in the Black-Scholes option-pricing model, we also estimate a forfeiture rate to calculate our stock-based compensation expense for our options and awards. The forfeiture rate is based on an analysis of actual forfeitures. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and other factors. Changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the estimated forfeiture rate is changed. If a revised forfeiture rate is higher than the previously-estimated forfeiture rate, an adjustment is made that will result in a decrease to our stock-based compensation expense recognized in our consolidated financial statements. If a revised forfeiture rate is lower than the previously-estimated forfeiture rate, an adjustment is made that will result in an increase to our stock-based compensation expense recognized in our consolidated financial statements.
Restricted Stock Units
In September 2015, we began granting RSUs. The RSUs vest in equal tranches over four annual periods. The RSUs are expensed on a straight-line basis over the vesting period. The shares underlying the RSU grants are not issued and outstanding until the applicable vesting date.
Performance Based Equity Awards
In 2016, we began granting PSOs and PSUs. The fair values of the PSOs are estimated using the Black-Scholes option-pricing model and the PSUs' fair values are based on the fair value of our common stock on the date of grant. The vesting of the PSOs and PSUs is based on achievement of a pre-established free cash flow performance metric or adjusted gross margin target and continued employment throughout the performance period. We recognize expense for the PSOs and PSUs based on the grant date fair value to the extent vesting of the award is probable. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSOs and PSUs that are probable of vesting. PSOs and PSUs will vest upon achievement of the relevant performance metric once such calculation is reviewed and approved by our board of directors.
Income Taxes
We account for income taxes in accordance with ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the consolidated statements of operations in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.
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
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies of our Consolidated Financial Statements included elsewhere in this Annual Report.
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
At December 31, 2017, we had cash and cash equivalents of $16.1 million consisting of bank deposits and money market funds and $52.2 million of investment securities which consist of corporate bonds, United States government agency securities and certificates of deposit. The primary objective of investing in securities is to support our liquidity and capital needs. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
Our investment securities are exposed to market risk due to interest rate fluctuations. While fluctuations in interest rates do not impact our interest income from our investment securities as all of these securities have fixed interest rates, changes in interest rates may impact the fair value of the investment securities. Since our investment securities are held as available for sale, all changes in fair value impact our other comprehensive income unless an investment security is considered impaired in which case changes in fair value are reported in other expense. As of December 31, 2017, a hypothetical 100 basis point decrease in interest rates would have resulted in an approximate increase in fair value of $0.5 million and a hypothetical 100 basis point increase in interest rates would have resulted in an approximate decrease in fair value of $0.5 million. This estimate is based on a sensitivity model which measures an instant change in interest rates by 1% or 100 basis points at December 31, 2017.
The borrowings under our Revolving Facility are at variable interest rates. However, there was no outstanding balance under our Revolving Facility as of December 31, 2017. Accordingly, a hypothetical change in interest rates would not have impacted our debt service obligations as of December 31, 2017.
Inflation Risk
We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in inflation rates.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AppFolio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AppFolio, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 26, 2018

We have served as the Company's auditor since 2012.

APPFOLIO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$16,109	$10,699
Investment securities—current	29,800	15,473
Accounts receivable, net	3,387	2,511
Prepaid expenses and other current assets	4,546	3,537
Total current assets	53,842	32,220
Investment securities—noncurrent	22,401	26,688
Property and equipment, net	6,696	7,077
Capitalized software, net	17,609	15,539
Goodwill	6,737	6,737
Intangible assets, net	1,725	3,105
Other assets	1,238	1,217
Total assets	$110,248	$92,583
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$610	$937
Accrued employee expenses	10,710	7,550
Accrued expenses	4,289	4,044
Deferred revenue	7,080	7,638
Other current liabilities	1,223	1,192
Total current liabilities	23,912	21,361
Other liabilities	1,257	1,540
Total liabilities	25,169	22,901
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000 authorized and no shares issued and outstanding as of December 31, 2017 and 2016	—	—
Class A common stock, $0.0001 par value, 250,000 shares authorized as of December 31, 2017 and 2016; 14,879 and 11,691 shares issued and outstanding as of December 31, 2017 and 2016, respectively	1	1
Class B common stock, $0.0001 par value, 50,000 shares authorized as of December 31, 2017 and 2016; 19,102 and 22,028 shares issued and outstanding as of December 31, 2017 and 2016, respectively	3	3
Additional paid-in capital	152,531	146,692
Accumulated other comprehensive loss	(209)	(51)
Accumulated deficit	(67,247)	(76,963)
Total stockholders’ equity	85,079	69,682
Total liabilities and stockholders’ equity	$110,248	$92,583
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue	$143,803	$105,586	$74,977
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	55,283	44,630	33,903
Sales and marketing	28,709	28,827	26,076
Research and product development	16,578	12,638	9,554
General and administrative	21,199	17,979	14,343
Depreciation and amortization	12,699	9,935	6,104
Total costs and operating expenses	134,468	114,009	89,980
Income (loss) from operations	9,335	(8,423)	(15,003)
Other income (expense), net	(96)	(37)	5
Interest income (expense), net	535	246	(595)
Income (loss) before provision for income taxes	9,774	(8,214)	(15,593)
Provision for income taxes	58	67	75
Net income (loss)	$9,716	$(8,281)	$(15,668)
Net income (loss) per common share:
Basic	0.29	(0.25)	(0.73)
Diluted	0.28	(0.25)	(0.73)
Weighted average common shares outstanding:
Basic	33,849	33,561	21,336
Diluted	35,151	33,561	21,336
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$9,716	$(8,281)	$(15,668)
Other comprehensive income (loss):
Changes in unrealized gains (losses) on investment securities	(158)	102	(153)
Comprehensive income (loss)	$9,558	$(8,179)	$(15,821)
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

								Accumulated
							Additional	Other
	Convertible		Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Preferred Stock		Class A		Class B		Capital	Loss	Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2014	68,027	$63,166	—	$—	9,042	$1	$1,546	$—	$(53,014)	$(51,467)
Exercise of stock options	—	—	2	—	315		357	—		357
Stock-based compensation	—	—	—	—	—	—	1,103	—		1,103
Conversion of convertible preferred stock in connection with initial public offering	(68,027)	(63,166)	—	—	17,007	2	63,164	—	—	63,166
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	7,130	1	—	—	75,358	—	—	75,359
Conversion of Class B stock to Class A stock	—	—	1,848	—	(1,848)	—	—	—	—	—
Issuance of restricted stock awards	—	—	25	—	25	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	(153)	—	(153)
Net loss	—	—	—	—	—	—	—	—	(15,668)	(15,668)
Balance at December 31, 2015	—	—	9,005	1	24,541	3	141,528	(153)	(68,682)	72,697
Exercise of stock options	—	—	140	—	1	—	352	—	—	352
Stock-based compensation	—	—	—	—	—	—	4,495	—	—	4,495
Vesting of restricted stock units, net of shares withheld for taxes			10	—	—	—	127	—	—	127
Vesting of early exercised shares	—	—	—	—	—	—	190	—	—	190
Conversion of Class B stock to Class A stock	—	—	2,514	—	(2,514)		—	—	—	—
Issuance of restricted stock awards	—	—	22	—	—	—	—	—	—	—
Other comprehensive income			—	—	—	—	—	102	—	102
Net loss	—	—	—	—	—	—	—	—	(8,281)	(8,281)
Balance at December 31, 2016	—	—	11,691	1	22,028	3	146,692	(51)	(76,963)	69,682
Exercise of stock options	—	—	165	—	—	—	663	—	—	663
Stock-based compensation	—	—	—	—	—	—	6,618	—	—	6,618
Vesting of restricted stock units, net of shares withheld for taxes	—	—	88	—	—	—	(1,559)	—	—	(1,559)
Vesting of early exercised shares	—	—	—	—	—		117	—	—	117
Conversion of Class B stock to Class A stock	—	—	2,926	—	(2,926)		—	—	—	—
Issuance of restricted stock awards	—	—	9	—	—		—	—	—	—
Other comprehensive loss	—	—	—	—	—		—	(158)	—	(158)
Net income	—	—	—	—	—		—	—	9,716	9,716
Balance at December 31, 2017	—	$—	14,879	$1	19,102	$3	$152,531	$(209)	$(67,247)	$85,079
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash from operating activities
Net income (loss)	$9,716	$(8,281)	$(15,668)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,699	9,935	6,104
Purchased investment premium, net of amortization	(39)	245	(865)
Amortization of deferred financing costs	63	63	456
Loss on disposal of property, equipment and intangibles	97	41	67
Stock-based compensation	6,096	4,301	1,007
Lease abandonment	—	161	—
Changes in operating assets and liabilities:
Accounts receivable	(876)	(463)	(746)
Prepaid expenses and other current assets	(1,009)	(377)	(1,893)
Other assets	(84)	(103)	(56)
Accounts payable	(100)	(904)	(439)
Accrued employee expenses	3,243	2,223	1,887
Accrued expenses	271	1,148	1,135
Deferred revenue	(558)	2,685	1,173
Other liabilities	(148)	826	994
Net cash provided by (used in) operating activities	29,371	11,500	(6,844)
Cash from investing activities
Purchases of property and equipment	(2,213)	(4,242)	(3,694)
Additions to capitalized software	(10,455)	(11,166)	(7,677)
Purchases of investment securities	(26,648)	(31,551)	(74,176)
Sales of investment securities	15	12,559	4,100
Maturities of investment securities	16,474	21,337	26,136
Cash paid in business acquisition, net of cash acquired	—	—	(4,039)
Purchases of intangible assets	(1)	(2)	(17)
Net cash used in investing activities	(22,828)	(13,065)	(59,367)
Cash from financing activities
Proceeds from stock option exercises	663	352	357
Proceeds from issuance of restricted stock	—	—	141
Proceeds from issuance of options	—	—	208
Tax withholding for net share settlement	(1,796)	(111)	—
Principal payments under capital lease obligations	—	(29)	(27)
Proceeds from initial public offering, net of underwriting discounts and commissions	—	—	79,570
Payments of initial public offering costs	—	—	(4,213)
Payment of contingent consideration	—	—	(2,429)
Proceeds from issuance of debt	118	117	10,253
Principal payments on debt	(118)	(128)	(10,241)
Payment of debt issuance costs	—	—	(757)
Net cash (used in) provided by financing activities	(1,133)	201	72,862

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net increase (decrease) in cash and cash equivalents	5,410	(1,364)	6,651
Cash and cash equivalents
Beginning of period	10,699	12,063	5,412
End of period	$16,109	$10,699	$12,063

Supplemental disclosure of cash flow information
Cash paid for interest	$182	$191	$797
Cash paid for taxes	30	27	91

Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$21	$261	$1,220
Additions of capitalized software included in accrued employee expenses	374	458	290
Stock-based compensation capitalized for software development	759	431	166
Conversion of convertible preferred stock into common stock in connection with initial public offering	—	—	63,166

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
1. Nature of Business
AppFolio, Inc. (“we”, the "Company" or “AppFolio”) provides industry-specific, cloud-based software solutions to the real estate market, which comprises a significant majority of our revenue, as well as to the legal market, and we intend to enter new vertical markets over time. We serve small and medium-sized businesses (“SMBs”) in the property management industry and solo practitioners and small law firms in the legal industry. We refer to solo practitioners and small law firms as SMBs in connection with our legal vertical in these financial statements. Our solutions are designed to be a system of record to automate essential business processes, a system of engagement to enhance business interactions between our customers and their clients and vendors, and, increasingly, a system of intelligence to anticipate, influence, and optimize customer experiences using data to take action in real time.
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
Concentrations of credit risk with respect to accounts receivable and revenue are limited due to a large, diverse customer base. No individual customer represented 10% or more of accounts receivable as of December 31, 2017 and 2016 or revenue for the years ended December 31, 2017, 2016 and 2015.

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

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Cash and Cash Equivalents and Restricted Cash
We consider all highly liquid investments, readily convertible to cash, and which have a remaining maturity date of three months or less at the date of purchase, to be cash equivalents. Cash and cash equivalents are recorded at fair value and consist primarily of bank deposits and money market funds.
Restricted cash of $0.4 million as of December 31, 2017 and 2016, is comprised of certificates of deposits relating to collateral requirements for customer automated clearing house and credit card chargebacks and minimum collateral requirements for our insurance services, which are recorded in other long term assets.
Investment Securities
Our investment securities currently consist of corporate bonds, United States government agency securities ("Agency Securities") and certificates of deposit. We classify investment securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income (loss), a component of stockholders’ equity. We classify our investments as current when the period of time between the reporting date and the contractual maturity is twelve months or less and as noncurrent when the period of time between the reporting date and the contractual maturity is more than twelve months.
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
Accounts Receivable
Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on historical loss experience, the number of days that receivables are past due, and an evaluation of the potential risk of loss associated with delinquent accounts. Accounts receivable considered uncollectable are charged against the allowance for doubtful accounts when identified. We do not have any off-balance sheet credit exposure related to our customers. As of December 31, 2017, 2016 and 2015, our allowance for doubtful accounts was not material.
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
Impairment of Long-Lived Assets
We assess the recoverability of our long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment charge would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. There were no impairment charges related to the identified long-lived assets for the years ended December 31, 2017, 2016 and 2015.
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
We have one reporting unit and we test for goodwill impairment annually during the fourth quarter of the calendar year. At December 31, 2017 and 2016, we determined our goodwill of $6.7 million was not impaired as the fair value of our reporting unit significantly exceeded its carrying value based on the results of our annual impairment tests.
Revenue Recognition
We generate revenue primarily from our customers for subscriptions to access our core solutions and Value+ services for our cloud-based property management and legal software solutions. Subscription fees for our core solutions are charged on a per-unit per-month basis for our property management software solution and on a per-user per-month basis for our legal software solution. We recognize subscription revenue on a straight-line basis over the terms of the subscription agreements, which range from one month to one year. We generally invoice our customers for subscription services in monthly, quarterly or annual installments, typically in advance of the subscription period. Any revenues which are billed in advance are recorded as deferred revenue until the revenue is earned. Revenue from subscription services is impacted by the change in the number and type of our customers, the size and needs of our customers' businesses and our customer renewal rates.
We charge our customers on a subscription basis for certain of our Value+ services. Our subscription fees are designed to scale to the size of our customers’ businesses. Subscription Value+ services include website hosting services and contact center services. We also charge our customers usage-based fees for using certain Value+ services. Usage-based Value+ services include fees for electronic payment processing, applicant screening services, our legal liability to landlord insurance program, collections, online vacancy advertising services and renters insurance. Usage-based fees are charged on a flat fee per transaction basis with no minimum usage commitments. We recognize revenue for usage-based services in the period the service is rendered. We generally invoice our customers for usage-based services on a monthly basis for services rendered in the preceding month with the exception of fees for electronic payment processing, which are generally paid by the clients of our customers at the time the electronic payment is processed. Revenue from Value+ services is impacted by a number of factors, including the number of new and existing customers that adopt and utilize our Value+ service, the size and needs of our customers and our customer renewal rates.
Other revenue includes revenue from one-time services related to on-boarding customers to our core solutions, website design services and online vacancy advertising services offered to legacy RentLinx customers.
Our legal software core solution offers customers a free trial period to try our software. Revenue is not recognized until the free trial period is complete and the customer has entered into a subscription agreement with us.
Our customers do not have rights to the underlying software code of our solutions, and accordingly, the Company's revenue arrangements are outside the scope of the software revenue recognition guidance, and are instead recognized in accordance with Staff Accounting Bulletin Topic 13. We recognize revenue when (i) there is persuasive evidence of an arrangement, (ii) our software solutions have been made available or delivered, or services have been performed, (iii) the amount of fees is fixed or determinable, and (iv) collectability is reasonably assured. Evidence of an arrangement generally consists of either a signed customer contract or an online click-through agreement. We consider that delivery of a solution or website has commenced once we provide the customer with access to use the solution or website. Fees are fixed based on rates specified in the subscription agreements, which do not provide for any refunds or adjustments. If collectability is not considered reasonably assured, revenue is deferred until the fees are collected. Some of our subscription agreements contain minimum cancellation fees in the event that the customer cancels the subscription early.
For multiple-deliverable arrangements, we first assess whether each deliverable has value to the customer on a standalone basis. We have determined that the subscription services related to our core solutions have value on a standalone basis because once access is provided, they are fully functional and do not require additional development, modification or customization. Our Value+ services have value on a standalone basis as the services are sold separately by other vendors and are not essential to the functionality of the other deliverables. The usage-based services are typically entered into subsequent to the initial customer arrangement. In multiple-deliverable arrangements that contain usage-based services, the customer has the option to purchase the services on an ad hoc basis, and payments are made when the services are rendered.
Based on the standalone value of the deliverables, and since our customers do not have a general right of return, we allocate revenue among the separate non-contingent deliverables in a multiple-deliverable arrangement under the relative selling price method using the selling price hierarchy within the revenue accounting guidance (ASC Topic 605, Revenue Recognition). The selling price hierarchy requires the selling price of each deliverable in a multiple-deliverable arrangement to be based on, in descending order, (i) vendor-specific objective evidence of fair value ("VSOE"), (ii) third-party evidence of fair value ("TPE"), or (iii) management’s best estimate of the selling price ("BESP").
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
Cost of Revenue
Cost of revenue consists of fees paid to third-party service providers, personnel-related costs (including salaries, incentive-based compensation, benefits, and stock-based compensation) for our employees focused on customer service and the support of our operations, platform infrastructure costs (such as data center operations and hosting-related costs), payment processing fees, and allocated shared costs. We typically allocate shared costs across our organization based on headcount within the applicable part of our organization. Cost of revenue excludes depreciation of property and equipment, and amortization of capitalized software development costs and intangible assets.
Sales and Marketing
Sales and marketing expense consists of personnel-related costs (including salaries, sales commissions, incentive-based compensation, benefits, and stock-based compensation) for our employees focused on sales and marketing, costs associated with sales and marketing activities, and allocated shared costs. Marketing activities include advertising, online lead generation, lead nurturing, customer and industry events, and the creation of industry-related content and collateral. Sales commissions and other incremental costs to acquire customers and grow adoption and utilization of our Value+ services by new and existing customers are expensed as incurred. We focus our sales and marketing efforts on generating awareness of our software solutions, creating sales leads, establishing and promoting our brands, and cultivating an educated community of successful and vocal customers. Advertising expenses were $3.6 million for each of the years ended December 31, 2017, 2016 and 2015, respectively, and are expensed as incurred.
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
General and Administrative
General and administrative expense consists of personnel-related costs (including salaries, incentive-based compensation, benefits, and stock-based compensation) for employees in our executive, finance, information technology, human resources, corporate development, legal and administrative organizations. In addition, general and administrative expense includes fees for third-party professional services (including audit, legal, tax, and consulting services), other corporate expenses, and allocated shared costs.
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
Stock-Based Compensation
We account for stock-based compensation awards granted to employees and directors by recording compensation expense based on each award's grant-date estimated fair value, in accordance with ASC 718, Compensation-Stock Compensation over the vesting period. We estimate the fair value of restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance based RSUs ("PSUs") based on the fair value of our common stock on the date of grant. We estimate the fair value of stock options and performance based stock options ("PSOs") using the Black-Scholes option-pricing model. Determining the fair value of stock options under this model requires highly subjective assumptions, including the fair value of the underlying common stock, the risk-free interest rate, the expected term of the award, the expected volatility of the price of our common stock, and the expected dividend yield of our common stock. These estimates involve inherent uncertainties and the application of management’s judgment. If we had made different assumptions, our stock-based compensation expense could have been materially different.
Since our IPO in June 2015, the fair value of our common stock is based on the closing price of our Class A common stock, as quoted on the NASDAQ Global Market, on the date of grant and we utilized the following assumptions and estimates when utilizing the Black-Scholes option-pricing model when calculating the fair value of our options and PSOs:

▪	Risk-Free Interest Rate - The risk free interest rate assumption is based upon observed interest rates on United States government securities appropriate for the expected term of the stock option.

▪
Expected Term - Given that we do not have sufficient exercise history to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior, we determine the expected term using the simplified method, which is calculated as the midpoint of the stock option vesting term and the expiration date of the stock option.

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
Forfeiture Rate
In addition to the assumptions used in the Black-Scholes option-pricing model, we also estimate a forfeiture rate to calculate our stock-based compensation expense for our options and awards. The forfeiture rate is based on an analysis of actual forfeitures. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and other factors. Changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the estimated forfeiture rate is changed. If a revised forfeiture rate is higher than the previously-estimated forfeiture rate, an adjustment is made that will result in a decrease to our stock-based compensation expense recognized in our consolidated financial statements. If a revised forfeiture rate is lower than the previously-estimated forfeiture rate, an adjustment is made that will result in an increase to our stock-based compensation expense recognized in our consolidated financial statements.
Restricted Stock Units
In September 2015, we began granting RSUs. The RSUs vest in equal tranches over four annual periods and are expensed on a straight-line basis over the vesting period. The shares underlying the RSU grants are not issued and outstanding until the applicable vesting date.
Performance Based Equity Awards

In 2016, we began granting PSOs and PSUs. The fair values of the PSOs are estimated using the Black-Scholes option-pricing model and the PSUs fair values are based on the fair value of our common stock on the date of grant. The vesting of the PSOs and PSUs is based on achievement of a pre-established free cash flow performance metric or adjusted gross margin target and continued employment throughout the performance period. We recognize expense for the PSOs and PSUs based on the grant date fair value to the extent vesting of the award is probable. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSOs and PSUs that are probable of vesting. PSOs and PSUs will vest upon achievement of the relevant performance metric once such calculation is reviewed and approved by our board of directors.
Income Taxes
We account for income taxes in accordance with ASC 740, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the consolidated statements of operations in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.
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
Net Income (Loss) per Share
The net income (loss) per common share was the same for our Class A and Class B common shares because they are entitled to the same liquidation and dividend rights and are therefore combined in the table below. The following table presents a reconciliation of our weighted average number of Class A and Class B common shares used to compute net income (loss) per share (in thousands):

	Year Ended December 31,
	2017	2016	2015
Weighted average common shares outstanding	33,876	33,639	21,486
Less: Weighted average unvested restricted shares subject to repurchase	27	78	150
Weighted average common shares outstanding; basic	33,849	33,561	21,336

Weighted average common shares outstanding; basic	33,849	33,561	21,336
Plus: Weighted average options, RSUs and restricted shares used to compute diluted net income per share	1,302	—	—
Weighted average common shares outstanding; diluted	35,151	33,561	21,336
Approximately 548,000 shares of PSOs and PSUs are not included in the computations of diluted and anti-dilutive shares for the year ended December 31, 2017, as they are considered contingently issuable upon the satisfaction of pre-defined performance measures and their respective performance measures have not been met.
For the years ended December 31, 2016 and 2015, we reported a net loss and therefore all potentially dilutive common shares are anti-dilutive and have been excluded from the calculation of net loss per share. The following table presents the number of anti-dilutive common shares excluded from the calculation of weighted average number of shares used to compute diluted net income (loss) per share for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	December 31,
	2017	2016	2015
Options to purchase common stock	—	1,718	1,171
Unvested RSAs	—	46	120
Unvested RSUs	21	496	17
Contingent RSUs (1)	6	34	49
Total shares excluded from net loss per share attributable to common stockholders	27	2,294	1,357
(1) The reported shares are based on fixed price RSU commitments for which the number of shares has not been determined at the grant date. The number of shares have been determined by dividing the fixed price commitment to issue shares in the future by the closing price of our common stock as of the applicable reporting period date.
Recently Adopted Accounting Pronouncements
Under the Jumpstart our Business Startups Act (the “JOBS Act”), we meet the definition of an emerging growth company. We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 781), Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which amends and simplifies the accounting for share-based payment awards in three areas: (i) income tax consequences, (ii) classification of awards as either equity or liabilities, and (iii) classification on the statement of cash flows. ASU 2016-09 also provides an accounting policy election to account for forfeitures as they occur. We adopted this guidance on January 1, 2017. The impact on the Company’s consolidated financial statements was not material due to the full valuation allowance on our deferred tax assets. We have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized each period.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers (the “new revenue standard”). The new revenue standard also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which discusses the deferral of incremental costs of obtaining a contract with a customer. The new revenue standard will be effective on January 1, 2018. The standard permits the use of either a full retrospective or modified retrospective transition method.

The Company will adopt the new revenue standard as of January 1, 2018, using the modified retrospective transition method applied to those contracts which were not completed as of that date. Upon adoption, we will recognize the cumulative effect of adopting this guidance as an adjustment to our opening balance of accumulated deficit. Prior periods will not be retrospectively adjusted.
We do not expect a material impact on our revenue upon adoption. The primary impact of adopting the new revenue standard relates to the deferral of incremental costs of obtaining contracts. We have substantially completed our assessment of the impacts of the new revenue standard on incremental costs of obtaining contracts and we expect to record an adjustment to decrease accumulated deficit as of January 1, 2018 for approximately $3.0 million related to the accounting for the cost of sales commissions. Historically, sales commissions and other incremental costs to obtain contracts are expensed as incurred. Under the new revenue standard, such costs will be deferred and recognized over the period of benefit which we have determined to be three years. The Company is in the process of implementing the necessary changes to its accounting policies, processes, internal controls and information systems that will be required to meet the new revenue standard’s reporting and disclosure requirements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. There are additional optional practical expedients that an entity may elect to apply. We anticipate this standard will have a material impact on our consolidated financial statements. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting and reporting of our operating leases on our balance sheet. We are in the process of implementing changes to our processes in conjunction with our review of existing lease agreements. We will adopt ASU 2016-02 effective January 1, 2019 and expect to elect certain available transitional practical expedients.
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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which provides cash flow statement classification guidance for debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of this guidance to have a material impact on our statement of cash flows.

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
3. Investment Securities and Fair Value Measurements
Investment Securities

Investment securities classified as available-for-sale consisted of the following at December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$38,383	$—	$(166)	$38,217
Agency securities	11,045	—	(42)	11,003
Certificates of deposit	2,982	1	(2)	2,981
Total available-for-sale investment securities	$52,410	$1	$(210)	$52,201

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$30,492	$9	$(56)	$30,445
Agency securities	6,248	—	(20)	6,228
Certificates of deposit	5,472	16	—	5,488
Total available-for-sale investment securities	$42,212	$25	$(76)	$42,161
As of December 31, 2017, the unrealized losses on investment securities which have been in a net loss position for twelve months or greater were not material. These unrealized losses are considered temporary and there were no impairments considered to be "other-than-temporary" based on our evaluation of available evidence, which includes our intent to hold these investments to maturity or a recovery of the cost basis.
At December 31, 2017 and 2016, the contractual maturities of our investments did not exceed 36 months. The fair values of available-for-sale investments, by remaining contractual maturity, are as follows (in thousands):

	December 31, 2017		December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$29,850	$29,800	$15,475	$15,473
Due after 1 year through 3 years	22,560	22,401	26,737	26,688
Total available-for-sale investment securities	$52,410	$52,201	$42,212	$42,161

During the years ended December 31, 2017 and 2016, we had sales and maturities (which include calls) of investment securities, as follows (in thousands):

	Year Ended December 31, 2017
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$—	$—	$—	$10,690
Agency securities	1	—	15	3,294
Certificates of deposit	—	—	—	2,490
	$1	$—	$15	$16,474

	Year Ended December 31, 2016
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$7	$—	$7,554	$2,480
Agency securities	5	—	3,005	11,557
Certificates of deposit	—	—	—	1,245
Treasury bills	—	—	2,000	6,055
	$12	$—	$12,559	$21,337
For the years ended December 31, 2017, 2016 and 2015 we received interest income net of the amortization and accretion of the premium and discount of $0.7 million, $0.5 million, and $0.2 million, respectively.
Fair Value Measurements
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016, by level within the fair value hierarchy (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$5,524	$—	$—	$5,524
Available-for-sale investment securities:
Corporate bonds	—	38,217	—	38,217
Agency securities	—	11,003	—	11,003
Certificates of deposit	2,981	—	—	2,981
Total Assets	$8,505	$49,220	$—	$57,725

	December 31, 2016
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$4,849	$—	$—	$4,849
Available-for-sale investment securities:
Corporate bonds	—	30,445	—	30,445
Agency securities	—	6,228	—	6,228
Certificates of deposit	5,488	—	—	5,488
Total Assets	$10,337	$36,673	$—	$47,010
The carrying amounts of cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.
There were no changes to our valuation techniques used to measure asset and liability fair values on a recurring basis during the year ended December 31, 2017. The valuation techniques for the items in the table above are as follows:
Cash Equivalents
As of December 31, 2017 and 2016, cash equivalents include cash invested in money market funds. Fair value is based on market prices for identical assets.
Available-for-Sale Investment Securities
The fair value of our corporate bonds and agency securities is based on pricing determined using inputs other than quoted prices that are observable either directly or indirectly such as yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. The fair value of our certificates of deposit is based on market prices for identical assets.
Non-Recurring Fair Value Measurements
Certain assets, including goodwill, intangible assets and our note receivable with SecureDocs, are also subject to measurement at fair value on a non-recurring basis using Level 3 measurement, but only when they are deemed to be impaired as a result of an impairment review. For the years ended December 31, 2017 and 2016, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.
4. Property and Equipment
Property and equipment consists of the following as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Data center and computer equipment	$5,233	$4,913
Furniture and fixtures	2,415	2,465
Office equipment	763	726
Leasehold improvements	5,029	4,035
Gross property and equipment	13,440	12,139
Less: Accumulated depreciation	(6,744)	(5,062)
Total property and equipment, net	$6,696	$7,077
Depreciation expense for property and equipment totaled $2.3 million, $2.3 million, and $1.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

5. Internal-Use Software Development Costs
Internal-use software development costs were as follows (in thousands):

	December 31,
	2017	2016
Internal use software development costs, gross	$44,626	$33,545
Less: Accumulated amortization	(27,017)	(18,006)
Internal use software development costs, net	$17,609	$15,539

Capitalized software development costs were $11.1 million, $11.8 million and $8.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Amortization expense with respect to software development costs totaled $9.0 million, $6.2 million and $3.5 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Future amortization expense with respect to capitalized software development costs as of December 31, 2017 is estimated as follows (in thousands):

Years Ending December 31,
2018	$9,309
2019	6,061
2020	2,210
2021	29
Total amortization expense	$17,609

6. Intangible Assets
Intangible assets consisted of the following as of December 31, 2017 and 2016 (in thousands, except years):

	December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$790	$(538)	$252	5.0
Technology	4,811	(3,871)	940	6.0
Trademarks	930	(539)	391	9.0
Partner relationships	680	(623)	57	3.0
Non-compete agreements	40	(37)	3	3.0
Domain names	273	(273)	—	5.0
Patents	285	(203)	82	5.0
	$7,809	$(6,084)	$1,725	5.9

	December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$790	$(392)	$398	5.0
Technology	4,811	(3,070)	1,741	6.0
Trademarks	930	(416)	514	9.0
Partner relationships	680	(397)	283	3.0
Non-compete agreements	40	(23)	17	3.0
Domain names	273	(241)	32	5.0
Patents	284	(164)	120	5.0
	$7,808	$(4,703)	$3,105	5.9

Amortization expense totaled $1.4 million, $1.4 million and $1.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. Amortization expense for each of the five fiscal years through December 31, 2022 is estimated as follows (in thousands):

Years Ending December 31,
2018	$929
2019	352
2020	259
2021	124
2022	61
Total amortization expense	$1,725
7. Long-term Debt
Credit Agreement
On March 16, 2015, we entered into a credit facility (the “Original Credit Agreement”) comprised of a $10.0 million term loan (the “Term Loan”), and a $2.5 million revolving line of credit (the "Original Revolving Facility") with Wells Fargo, as administrative agent, and the lenders that are parties thereto ("Wells Fargo"). In March 2015, we borrowed $10.0 million under the Term Loan and on July 16, 2015, we made an optional prepayment in full of the Term Loan.
On October 9, 2015, we entered into Amendment Number One to the Original Credit Agreement, which amended the terms of the Original Credit Agreement with Wells Fargo (as amended, the “Credit Agreement”).
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
The Revolving Facility matures on October 9, 2020; however, we can make payments on the Revolving Facility, and cancel it in full at any time without premium or penalty.

The Credit Agreement contains customary affirmative, negative and financial covenants. The affirmative covenants require us to, among other things, disclose financial and other information to the lenders, maintain our business and properties, and maintain adequate insurance. The negative covenants restrict us from, among other things, incurring additional indebtedness, prepaying certain types of indebtedness, encumbering or disposing of our assets, making fundamental changes to our corporate structure, and making certain dividends and distributions. The financial covenants require us to maintain liquidity of not less than $12.5 million and, to the extent liquidity is determined to be below $25.0 million, to comply with a maximum senior leverage ratio. At December 31, 2017, we were in compliance with the financial covenants of the Credit Agreement.
As of December 31, 2017 and 2016, there was no outstanding balance under the Credit Agreement.
Debt Financing Costs
Debt financing costs are deferred and amortized, using the straight-line method for costs related to the Revolving Facility. In conjunction with the amendment to our Credit Agreement for the Revolving Facility, we incurred costs to process the amendment and we capitalized additional costs of $0.2 million. These additional costs were added to the unamortized debt financing costs from the Original Revolving Facility of $0.1 million and are amortized using a straight-line method over the term of the Revolving Facility's commitment within interest expense. The total unamortized debt financing costs for the amended Revolving Facility of $0.2 million at December 31, 2017 and 2016 were recorded in other assets.
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
8. Commitments and Contingencies
Lease Obligations
As of December 31, 2017, we had operating lease obligations of approximately $9.1 million through 2022. A summary of our future minimum payments for obligations under non-cancellable operating leases is as follows (in thousands):

Years Ending December 31,
2018	$2,446
2019	2,509
2020	2,512
2021	1,483
2022	179
Total lease commitments	$9,129
We recorded rent expense of $2.1 million, $2.0 million and $1.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc., which was established to provide our customers with the option to purchase legal liability to landlord insurance. If our customers choose to use our insurance services, they are issued an insurance policy underwritten by our third-party service provider. The policy has a limit of $100,000 per incident for each insured residence. We have entered into a reinsurance agreement with our third-party service provider and, as a result, we assume a 100% quota share of the legal liability to landlord insurance provided to our customers through our third-party service provider. Included in cost of revenue we accrue for reported claims and an estimate of losses incurred but not reported by our property manager customers, as we bear the risk related to claims. Our liability for reported claims and incurred but not reported claims as of December 31, 2017 and 2016 was $0.5 million and $0.3 million, respectively, and is included in other current liabilities on the Consolidated Balance Sheets.
Included in other current assets as of December 31, 2017 and 2016 are $1.8 million and $1.2 million, respectively, of deposits held with a third party related to requirements to maintain collateral for our insurance services.

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
Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of any applicable agreements, services to be provided by us, or intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. We have never paid a material claim, nor have any legal claims been brought against us, in connection with these indemnification arrangements. As of December 31, 2017 and 2016, we had not accrued a liability for these indemnification arrangements because we determined that the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably possible, and the amount or range of amounts of any such liability is not reasonably estimable.
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
At December 31, 2017, there were 14,879,000 shares of Class A common stock outstanding, 19,102,000 shares of Class B common stock outstanding and no preferred shares outstanding.
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
Conversion. Upon the closing of our initial public offering ("IPO"), all shares of our convertible preferred stock and common stock held prior to the offering were converted into shares of Class B common stock. Currently, each share of our Class B common stock is convertible at any time at the option of the holder into one share of our Class A common stock. In addition, each share of our Class B common stock will convert into one share of our Class A common stock upon any transfer, whether or not for value, except for certain transfers described in our amended and restated certificate of incorporation, including, without limitation, (i) a transfer by a partnership or limited liability company that was a registered holder of our Class B common stock at the “effective time,” as defined in our amended and restated certificate of incorporation, to a partner or member thereof at the effective time or (ii) a transfer to a “qualified recipient,” as defined in our amended and restated certificate of incorporation.
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
Convertible Preferred Stock Prior to IPO
Up until our IPO, we had authorized preferred stock consisting of Series A convertible preferred stock, Series B convertible preferred stock, Series B-1 convertible preferred stock, Series B-2 convertible preferred stock and Series B-3 convertible preferred stock (collectively the “preferred stock prior to IPO”).

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

10. Stock-Based Compensation
Stock Options
2015 Stock Incentive Plan
In conjunction with our IPO in 2015, our board of directors and stockholders adopted the 2015 Stock Incentive Plan (the "2015 Plan"). Upon adoption of the 2015 Plan, 2,000,000 shares of our Class A common stock were reserved and available for grant and issuance. On January 1 of each subsequent calendar year, the number of shares available for grant and issuance under the 2015 Plan increase by the lesser of (i) the number of shares of our Class A common stock subject to awards granted under the 2015 Plan during the preceding calendar year and (ii) such lesser number of shares of our Class A common stock determined by our board of directors. As of December 31, 2017, we have reserved an aggregate of 3,441,355 shares of our Class A common stock for grant and issuance under the 2015 Plan. The number of shares of our Class A common stock is also subject to adjustment in the event of a recapitalization, stock split, reclassification, stock dividend or other change in our capitalization. The 2015 Plan authorizes the award of stock options, stock appreciation rights, RSAs, RSUs, performance awards and stock bonuses. The 2015 Plan provides for the grant of awards to our employees, directors, consultants and independent contractors, subject to certain exceptions. RSUs, PSUs, PSOs, and RSAs have been issued during 2017 pursuant to the 2015 Plan.
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
2007 Stock Incentive Plan
On February 14, 2007, our board of directors adopted the 2007 Stock Incentive Plan (the “2007 Plan”) as an amendment and restatement to an original 2006 Equity Incentive Plan and was most recently amended in July 2014. Following our IPO, our board of directors determined not to make any further awards under the 2007 Plan. The 2007 Plan will continue to govern outstanding awards granted under the 2007 Plan. As of December 31, 2017, options to purchase an aggregate of 677,417 shares of our Class B common stock remained outstanding under the 2007 Plan. The 2007 Plan is administered by our board of directors, which determines the terms and conditions of each grant. Employees, officers, directors and consultants are eligible to receive stock options and stock awards under the 2007 Plan. The aggregate number of shares available under the 2007 Plan and the number of shares subject to outstanding options automatically adjusts for any changes in the outstanding common stock by reason of any recapitalization, spin-off, reorganization, reclassification, stock dividend, stock split, reverse stock split, or similar transaction. The exercise price of incentive stock options may not be less than the fair value of our common stock at the date of grant. The exercise price of incentive stock options granted to individuals that own greater than 10% of our voting stock may not be less than 110% of the fair value of our common stock at the date of grant. The term of each stock option cannot exceed ten years. Our board of directors will determine the vesting terms of all stock options. Generally, our board of directors has granted options with vesting terms of four years and contractual terms of ten years.
A summary of our stock option activity for the year ended December 31, 2017 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years
Options outstanding as of December 31, 2016	1,718	$8.75	8.2
Options granted	172	24.77
Options exercised	(165)	4.02
Options cancelled/forfeited	(33)	10.17
Options outstanding as of December 31, 2017	1,692	$10.81	7.3

As of December 31, 2017:
Options vested or expected to vest	1,688	$10.82	7.3
Options exercisable(1)	830	$7.22	6.4
(1) Included in the options exercisable is 65,000 shares which have an early exercise option. The weighted average exercise price of these options is $5.64 per share and the weighted average contractual life in years is 7.1 years.

During the year ended December 31, 2017, we granted PSOs to purchase up to 172,000 shares of our Class A common stock. The PSOs have a weighted average exercise price of $24.77 per share. Vesting of the PSOs is based on the achievement of pre-established performance metrics for the year ended December 31, 2019, and continued employment throughout the performance period. Of the PSOs granted during 2017, 132,000 shares would vest based upon the maximum payout of 100% when the 2019 free cash flow performance metric meets the maximum achievement of 150%. For performance at 100% of the targeted 2019 free cash flow metric, approximately 61% of the PSOs would vest. For performance at 80% of the targeted metric, approximately 48% of the PSOs would vest. For performance below 80% of the 2019 targeted metric, no PSOs would vest, all previously recognized compensation expense for the PSOs would be reversed, and no compensation expense would be recognized. The remaining 40,000 PSOs granted during 2017 have a pre-established adjusted gross margin target for 2019. PSOs tied to the gross margin performance metric have two levels of vesting, with 50% vesting based upon the achievement of 110% of the targeted amount and the remaining 50% vesting upon the achievement of 115% of the targeted amount. If the 110% performance target is not met, no shares would vest and all previously recognized expense for those PSOs would be reversed and no compensation expense would be recognized.

Included in the options outstanding as of December 31, 2017 are 500,000 PSOs granted in 2016, which vest based on the achievement of a pre-established free cash flow performance metric for the years ended December 31, 2017 and 2018. The number of PSOs granted in 2016 related to the performance metrics for the years ended December 31, 2017 and 2018, assumes achievement of the performance metric at the maximum level, which is 150% of the targeted performance metric. For performance at 100% of the targeted metric, approximately 67% of the PSOs would vest. For performance at 80% of the targeted metric, approximately 53% would vest. For performance below 50% of the 2017 targeted metric or 80% of the 2018 targeted metric, no PSOs would vest, all previously recognized compensation expense for PSOs would be reversed, and no compensation expense would be recognized.

During the year ended December 31, 2017, 247,000 of the PSOs vested based on the achievement of 148% of the pre-established free cash flow performance metric for the year ended December 31, 2016, and 3,000 PSOs were cancelled as a result of the PSOs being granted at 150% of the target metric. During the year ended December 31, 2016, $1.0 million of expense was recognized related to the PSOs that vested during the year ended December 31, 2017.

We recognize expense for the PSOs based on the grant date fair value of the PSOs that we determine are probable of vesting. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSOs that are probable of vesting.

Our stock-based compensation expense for stock options for the years ended December 31, 2017, 2016 and 2015 was $2.9 million, $2.4 million, and $0.7 million, respectively.
The fair value of stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes information relating to our stock options granted during the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Stock options granted (in thousands)	172	750	359
Weighted average exercise price per share	$24.77	$12.85	$9.53
Weighted average grant-date fair value per share	$9.58	$4.85	$6.89
Weighted average Black-Scholes model assumptions:
Risk-free interest rate	2.02%	1.45%	1.58%
Expected term (in years)	6.4	5.9	6.2
Expected volatility	35%	37%	46%
Expected dividend yield	—	—	—

As of December 31, 2017, the total remaining stock-based compensation expense for unvested stock options was $1.8 million, which is expected to be recognized over a weighted average period of 1.2 years.
The total intrinsic value of options exercised in 2017, 2016 and 2015 was $4.6 million, $1.9 million, and $3.1 million, respectively. This intrinsic value represents the difference between the fair value of our common stock on the date of exercise and the exercise price of each option. Based on the fair value of our common stock as of December 31, 2017, the total intrinsic value of all outstanding options was $51.9 million. The total intrinsic value of exercisable options as of December 31, 2017 was $28.4 million. The total intrinsic value of options vested and expected to vest as of December 31, 2017 was $51.8 million.
The excess tax benefit realized from option exercises during the year ended December 31, 2017 and 2016 was $5.2 million and $0.2 million, respectively. There were no excess tax benefits realized for the tax deductions from stock options exercised during the year ended December 31, 2015.

Restricted Stock Units
A summary of activity in connection with our RSUs for the year ended December 31, 2017 is as follows (number of shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested as of December 31, 2016	496	$13.34
Granted	315	26.10
Vested	(150)	13.31
Forfeited	(63)	16.59
Unvested as of December 31, 2017	598	$19.75

During the year ended December 31, 2017, we granted a total of 315,000 RSUs and PSUs: 202,000 RSUs vest annually over four years; 100,000 PSUs vest based upon achievement of a pre-established free cash flow performance metric for each of the years ended December 31, 2017, 2018, and 2019, and continued employment throughout the performance period; and 13,000 PSUs were granted and vested as a result of the attainment of the 2016 performance metric. The number of PSUs granted, as included in the above table, assumes achievement of the performance metric at 100% of the targeted performance metric. The actual number of shares to be issued at the end of the performance period will range from 0% to 165% of the initial target awards. For performance at 150% of the targeted metric, 150% to 165% of the PSUs would vest. For performance below 80% of the targeted metric, no PSUs would vest, no compensation expense would be recognized, and all previously recognized compensation expense for PSUs would be reversed.

During the year ended December 31, 2017, 41,000 of the PSUs vested based on the achievement of 148% of the pre-established free cash flow performance metric for the year ended December 31, 2016, and an additional 13,000 PSUs were granted and vested as a result of the attainment of the 2016 performance metric as approved by our board of directors. During the year ended December 31, 2016, $0.5 million of expense was recognized related to the PSUs that vested during the year ended December 31, 2017.

Included in the unvested RSUs and PSUs as of December 31, 2017 are 56,000 PSUs granted in 2016, which vest based on the achievement of a pre-established free cash flow performance metric for the years ended December 31, 2017 and 2018, and continued employment throughout the performance period. The number of PSUs granted in 2016 relates to the performance metrics for the years ended December 31, 2017 and 2018, and assumes achievement of the performance metric at 100% of the targeted performance metric. The actual number of shares to be issued at the end of the performance period will range from 0% to 150% of the initial target awards. For performance at 150% of the targeted metric, 150% of the PSUs would vest. For performance below 50% of the targeted metric for 2017 or 80% of the targeted metric for 2018, no PSUs would vest, no compensation expense would be recognized, and all previously recognized compensation expense for PSUs would be reversed.
We recognize expense for the PSUs based on the grant date fair value of the PSUs that we determine are probable of vesting. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSUs that are probable of vesting. Our stock-based compensation expense for the RSUs and PSUs for the years ended December 31, 2017, 2016, and 2015, was $3.6 million, $1.8 million and $0.1 million, respectively.
As of December 31, 2017, the total remaining stock-based compensation expense for these RSUs was $8.3 million, which is expected to be recognized over a weighted average period of 2.4 years.

Restricted Stock Awards
A summary of activity in connection with our RSAs for the year ended December 31, 2017 is as follows (number of shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested as of December 31, 2016	46	$8.55
Granted	9	33.30
Vested	(39)	9.24
Forfeited	—	—
Unvested as of December 31, 2017	16	$20.93
We have the right to repurchase any unvested RSAs. RSAs vest over a four-year period for employees and over a one-year period for non-employee directors. For the years ended December 31, 2017, 2016 and 2015, we recognized stock-based compensation expense for RSAs of $358,000, $454,000 and $381,000, respectively. During 2017, the grant date fair value of the shares vested was $354,000.
As of December 31, 2017, the total remaining stock-based compensation expense for unvested RSAs was $0.2 million, which is expected to be recognized over a weighted average period of 0.6 years.

11. Income Taxes
For the years ended December 31, 2017, 2016 and 2015, we recorded income tax expense of $58,000, $67,000, and $75,000, respectively, associated with state minimum taxes and the amortization of tax deductible goodwill that is not an available source of income to realize the deferred tax asset.
Our effective tax rate differs from the United States federal statutory rate of 34% primarily because our losses have been offset by a valuation allowance due to uncertainty as to the realization of the tax benefit of net operating losses ("NOLs". Set forth below is a reconciliation of the components that caused our provision for income taxes to differ from amounts computed by applying the United States federal statutory rate of 34% for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Income tax benefit at the statutory rate	34%	34%	34%
State and local income taxes, net of federal benefit	(14)	7	3
Stock-based compensation expense	(15)	(4)	(2)
Meals and entertainment	2	(2)	(1)
Permanent differences	—	(1)	—
Change in valuation allowance	(60)	(42)	(38)
Change in federal rate	74	—	—
Research and development tax credits	(20)	7	3
Provision for income taxes	1%	(1)%	(1)%

The components of deferred tax assets (liabilities) were as follows (in thousands):

	December 31,
	2017	2016
Deferred income tax assets:
Net operating loss carryforwards	$19,519	$31,436
Research and development tax credits	8,278	4,032
Other	2,493	2,771
Gross deferred tax assets	30,290	38,239
Valuation allowance	(23,827)	(29,417)
Deferred tax assets, net of valuation allowance	6,463	8,822
Deferred tax liabilities:
Property, equipment and software	(4,293)	(5,820)
Intangible assets	(6)	(403)
State taxes	(1,693)	(2,040)
Other	(549)	(632)
Total deferred tax liabilities	(6,541)	(8,895)
Total net deferred tax liabilities	$(78)	$(73)
As of December 31, 2017, we had federal net operating loss carryforwards of $73.5 million, which will begin to expire in 2027. As of December 31, 2017, we had state net operating loss carryforwards of $48.0 million, which will begin to expire in 2023. As of December 31, 2017 we also had federal and state research and development credit carryforwards of $5.0 million and $5.4 million, respectively. The federal credit carryforwards will begin to expire in 2027, while the majority of the state credits carryforward indefinitely.
The Internal Revenue Code of 1986, as amended (“IRC”), imposes substantial restrictions on the utilization of NOLs and other tax attributes in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use pre-change NOLs and may be limited as prescribed under IRC Section 382. Events which may cause limitation in the amount of the NOLs and credits that we utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The Company has undertaken a NOL/382 analysis and has determined that there are no limitations on the NOL carryforwards at December 31, 2016.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets in the future. A significant piece of objective negative evidence evaluated was the cumulative loss incurred through December 31, 2017. Such objective evidence limits the ability to consider other subjective positive evidence such as current year taxable income and future income projections. On the basis of this evaluation, as of December 31, 2017, a valuation allowance of $23.8 million has been recorded since it is more likely than not that the deferred tax assets will not be realized.
The change in the valuation allowance for the years ended December 31, 2017, 2016 and 2015 was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Valuation allowance, at beginning of year	$29,417	$25,926	$19,900
Increase (decrease) in valuation allowance	(5,590)	3,491	6,026
Valuation allowance, at end of year	$23,827	$29,417	$25,926

The following is a reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2017	2016	2015
Unrecognized tax benefit beginning of year	$4,032	$2,867	$2,014
Decreases-tax positions in prior year	(2,210)	—	—
Increases-tax positions in current year	283	1,165	853
Unrecognized tax benefit end of year	$2,105	$4,032	$2,867

The unrecognized tax benefits are recorded as a reduction to the deferred tax assets. Since there is a full valuation allowance recorded against the deferred tax assets, the recognition of previously unrecognized tax benefits on uncertain positions would result in no impact to the effective tax rate.
As of December 31, 2017 and 2016, we had no accrued interest and penalties related to uncertain income tax positions. We do not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.
We are subject to taxation in the United States and various states. Due to the net operating loss carryforwards, the Company's federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception. We are not currently under audit by any taxing authorities.

On December 22, 2017, the United States government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act significantly revises the existing tax law by, among other things, lowering the United States corporate income tax rate from 35% to 21% beginning in 2018. The Company reviewed and incorporated the impact of the Tax Act in its tax calculations and disclosures. The primary impact on the Company stems from the re-measurement of its deferred taxes at the new corporate tax rate of 21%, which reduced the Company's net deferred tax assets, before valuation allowance, by $7.2 million. Due to the full valuation allowance, the change in deferred taxes was fully offset by the change in valuation allowance, except for an immaterial amount that is reflected in income tax expense related to the rate re-measurement of the tax deductible goodwill. The Tax Act did not have a significant impact on the Company's Consolidated Financial Statements for the year ended December 31, 2017.

12. Revenue and Other Information
The following table presents our revenue categories for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Core solutions	$57,132	$43,775	$32,119
Value+ services	80,847	56,965	37,998
Other	5,824	4,846	4,860
Total revenues	$143,803	$105,586	$74,977

Our revenue is generated primarily from United States customers. All of our property and equipment is located in the United States.
13. Retirement Plans
We have a 401(k) retirement and savings plan made available to all employees. The 401(k) plan allows each participant to contribute up to an amount not to exceed an annual statutory maximum. We may, at our discretion, make matching contributions to the 401(k) plan. Cash contributions to the plan were $0.8 million and $1.1 million for the years ended December 31, 2017 and 2016. No cash contributions to the plan were made during the year ended December 31, 2015. Contribution expense recognized for the 401(k) plan was $0.8 million, $0.7 million, and $0.4 million for the years ended December 31, 2017, 2016, and 2015, respectively.

14. Subsequent Events
On February 20, 2018, our board of directors adopted a Long-Term Executive Cash Incentive Plan, pursuant to which it may grant performance awards (“Performance Awards”) that are intended to reward our executive officers for their individual contributions to our achievement of one or more long-term company performance goals and objectives over a specified period of time, and granted Performance Awards to Jason Randall, our Chief Executive Officer, and Ida Kane, our Chief Financial Officer (the “Recipients”). The Performance Awards are being granted in lieu of additional equity incentive awards to the Recipients.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017, the last day of the period covered by this Annual Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and other procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on our management's evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting is effective as of December 31, 2017.

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption established by rules of the Commission for emerging growth companies.

Changes in Internal Control over Financial Reporting
Throughout 2017, in order to facilitate our adoption of the new revenue recognition accounting standard on January 1, 2018, we implemented internal controls to help ensure we properly evaluated our customer contracts and assessed the impact to our consolidated financial statements. We expect to continue to implement additional internal controls related to the adoption of this standard in the first quarter of 2018.

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13(a)-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION
Adoption of Long-Term Cash Bonus Plan
On February 20, 2018, our board of directors, upon recommendation of our compensation committee, adopted the Long-Term Executive Cash Incentive Plan (the "Long-Term Cash Bonus Plan"), which establishes the terms upon which long-term cash incentive bonuses may become payable to our executive officers from time to time as determined by our board of directors. The purpose of the Long-Term Cash Bonus Plan is to align the long-term executive incentive compensation to our long-term goals and objectives.
Pursuant to the Long-Term Cash Bonus Plan, our board of directors has the discretion to grant performance awards ("Performance Awards") that are intended to reward Long-Term Cash Bonus Plan participants for their individual contributions to our achievement of one or more long-term company performance goals and objectives ("Company Performance Objectives") over a specified period of time (the "Performance Period"). Each of the Performance Awards will be granted pursuant to a Long-Term Cash Incentive Award Offer (the "Award Agreement") that will set forth the relevant Company Performance Objectives and Performance Period, as well as the cash bonus amount payable upon achievement of the Company Performance Objectives.
The right to receive a Performance Award, and the payment of any cash bonus pursuant to a Performance Award, will be contingent upon a Long-Term Cash Bonus Plan participant remaining continuously employed an our executive officer through the last day of the Performance Period, subject to limited exceptions.
Grant of Long-Term Performance Awards to Chief Executive Officer and Chief Financial Officer
On February 20, 2018, our board of directors granted Performance Awards under the Long-Term Cash Bonus Plan to Jason Randall, our Chief Executive Officer, and Ida Kane, our Chief Financial Officer (the "Recipients"). No Performance Awards have been granted to any other of our executive officers or employees.
The Performance Awards establish our baseline "economic value"on a per share basis ("EVPS"). The Performance Awards then measure growth in EVPS over time. The Performance Awards are generally designed to reward the Recipients for their contributions towards achieving profitable growth that results in increases in EVPS over the next eight years. Pursuant to the Performance Awards, the Recipients will be eligible to earn cash bonuses based on the actual increase in EVPS measured as of the end of three separate Performance Periods, measured as of December 31, 2023, December 31, 2024 and December 31, 2025. If the actual increase in EVPS at the end of any Performance Period reflects the achievement of a low internal rate of return, no cash bonuses will be paid pursuant to the Performance Awards for that year. However, if actual increases in EVPS as of the end of any Performance Period reflect the achievement of a high internal rate of return, and therefore significant economic value added, the cash bonuses paid to the Recipients would be significant. Because the actual amount of the cash bonuses to be paid under the Performance Awards, if any, is dependent on our performance relative to an internal rate of return that results in increases in EVPS over a period of multiple years into the future, the bonus amounts are highly speculative and we are currently unable to predict a reasonable range of the amounts with any degree of certainty.
The Performance Awards are designed to provide long-term incentives for participants to achieve our long-term goals and objectives which we believe will positively impact long-term stockholder value. The Performance Awards are being granted in lieu of the grant of additional equity incentive awards to the Recipients. Accordingly, our compensation committee currently does not intend to issue additional equity awards to the Recipients until the Performance Awards have expired.
The Performance Awards provide that cash bonuses may be accelerated if: (i) we undergo a "change in control" (as determined by our board of directors), (ii) the Participant has been continuously employed by us through the date of the change in control, and (iii) within one hundred and eighty (180) days after the change in control the Participant is either involuntarily terminated by us or voluntarily resigns from his or her employment with us. The amount of the cash bonus to be paid under these circumstances is dependent upon the year in which the change in control occurs (assuming the other conditions are met). If the change in control occurs during 2018, each Recipient will be entitled to a cash bonus of $1,000,000, which amount will increase by $1,000,000 per year for each year thereafter through 2022, with the amount for 2022 then continuing to be payable in 2023 with no additional increase.
PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in the Proxy Statement, which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2017, and is incorporated herein by reference.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the registrant as currently in effect.	10-Q	001-37468	3.1	8/6/2015
3.2	Amended and Restated Bylaws of the registrant as currently in effect.	10-Q	001-37468	3.2	8/6/2015
4.1	Specimen Certificate for Class A Common Stock.	S-1/A	333-204262	4.1	6/4/2015
4.2	Amended and Restated Investor Rights Agreement, by and among the registrant and the investors named therein, dated November 26, 2013.	S-1/A	333-204262	4.2	6/4/2015
10.1	Multi-Tenant Industrial Lease, by and between the registrant and Nassau Land Company, L.P., dated April 1, 2011 ("2011 Lease"), as amended by First Amendment to 2011 Lease, dated November 11, 2011, Second Amendment to 2011 Lease, dated February 23, 2012, and Third Amendment to 2011 Lease, dated November 5, 2013.	S-1/A	333-204262	10.1	6/4/2015
10.2	Fourth Amendment to 2011 Lease, by and between the registrant and Nassau Land Company, L.P., dated February 22, 2017.	10-K	001-37468	10.2	2/27/2017
10.3	Multi-Tenant Industrial Lease, by and between the registrant and Nassau Land Company, L.P., dated February 17, 2015 ("2015 Lease").	S-1/A	333-204262	10.2	6/4/2015
10.4	First Amendment to 2015 Lease, by and between the registrant and Nassau Land Company, L.P., dated October 5, 2015.	10-Q	001-37468	10.2	11/9/2015
10.5	Second Amendment to 2015 Lease, by and between the registrant and Nassau Land Company, L.P., dated February 22, 2016.	10-K	001-37468	10.2	2/29/2016
10.6#	2007 Stock Incentive Plan, as amended, and related form agreements.	S-1/A	333-204262	10.3	6/4/2015
10.7#	2015 Stock Incentive Plan and related form agreements.	S-1/A	333-204262	10.4	6/4/2015
10.8#	2015 Employee Stock Purchase Plan.	S-1/A	333-204262	10.5	6/4/2015
10.9#	Long-Term Cash Incentive Plan.					X
10.10#	Form of Long-Term Cash Incentive Award Offer.					X
10.11	Form of Indemnification Agreement by and between the registrant and each of its executive officers and directors.	S-1	333-204262	10.6	5/18/2015
10.12	Credit Agreement, by and among the registrant, Wells Fargo Bank, N.A., as administrative agent, and the lenders that are parties thereto, dated March 16, 2015.	S-1	333-204262	10.7	5/18/2015

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13	Amendment Number One to Credit Agreement, by and among the registrant, Wells Fargo Bank, N.A., as administrative agent, and the lenders that are parties thereto, dated October 9, 2015.	10-Q	001-37468	10.1	11/9/2015
10.14	Resignation Agreement and General Release of Claims by and between the registrant and Brian Donahoo, dated August 3, 2017.	8-K	001-37468	10.1	8/7/2017
21.1	Subsidiaries of the registrant.					X
23.1	Consent of independent registered public accounting firm.					X
24.1	Power of Attorney (included on the signature page of this report).					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

#	Indicates a management contract or compensatory plan or arrangement
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

AppFolio, Inc.

Date:	February 26, 2018	By:	/s/ Ida Kane
Ida Kane
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Jason Randall and Ida Kane, and each or either of them, acting individually, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or any of them, or their or his or her substitutes, may lawfully do or cause to be done or by virtue hereof.
Pursuant to the requirements of the Exchange Act, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jason Randall	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2018
Jason Randall

/s/ Ida Kane	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2018
Ida Kane

/s/ Andreas von Blottnitz	Chairman of the Board	February 26, 2018
Andreas von Blottnitz

/s/ Timothy Bliss	Director	February 26, 2018
Timothy Bliss

/s/ Janet Kerr	Director	February 26, 2018
Janet Kerr

/s/ James Peters	Director	February 26, 2018
James Peters

/s/ William Rauth	Director	February 26, 2018
William Rauth

/s/ Klaus Schauser	Chief Strategist and Director	February 26, 2018
Klaus Schauser