Form 10-Q
period 2018-03-31
APPFOLIO INC
filed 2018-04-30
CIK 1433195

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 23, 2018, the number of shares of the registrant’s Class A common stock outstanding was 15,229,692 and the number of shares of the registrant’s Class B common stock outstanding was 18,940,964.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018, or Quarterly Report, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements are subject to considerable risks and uncertainties. Forward-looking statements include all statements that are not statements of historical facts contained in this Quarterly Report and can be identified by words such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “could,” “will,” “would” or similar expressions and the negatives of those expressions. In particular, forward looking statements contained in this Quarterly Report relate to, among other things, our future or assumed financial condition, results of operations, business forecasts and plans, seasonality and other trends affecting our business, capital needs and financing plans, including our potential repurchase of shares, research and product development plans, services provided, the expansion of these services, growth in the size of our business and number of customers, strategic plans and objectives, acquisitions and investments, and the application of accounting guidance. We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report.

Forward-looking statements represent our management’s current beliefs and assumptions based on information currently available. Forward-looking statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks and uncertainties in greater detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report and in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, or Annual Report, as well as in our other filings with the Securities and Exchange Commission, or SEC. You should read this Quarterly Report, and the other documents that we have filed with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

APPFOLIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par values)

	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$8,549	$16,109
Investment securities—current	37,290	29,800
Accounts receivable, net	4,535	3,387
Prepaid expenses and other current assets	5,253	4,546
Total current assets	55,627	53,842
Investment securities—noncurrent	21,971	22,401
Property and equipment, net	6,463	6,696
Capitalized software, net	18,064	17,609
Goodwill	6,737	6,737
Intangible assets, net	1,397	1,725
Other assets	3,806	1,238
Total assets	$114,065	$110,248
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,099	$610
Accrued employee expenses	7,486	10,710
Accrued expenses	4,905	4,289
Deferred revenue	5,746	7,080
Other current liabilities	1,129	1,223
Total current liabilities	20,365	23,912
Other liabilities	1,161	1,257
Total liabilities	21,526	25,169
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000 authorized and no shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Class A common stock, $0.0001 par value, 250,000 shares authorized as of March 31, 2018 and December 31, 2017; 15,092 and 14,879 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively;	1	1
Class B common stock, $0.0001 par value, 50,000 shares authorized as of March 31, 2018 and December 31, 2017; 19,055 and 19,102 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively;	3	3
Additional paid-in capital	152,855	152,531
Accumulated other comprehensive loss	(357)	(209)
Accumulated deficit	(59,963)	(67,247)
Total stockholders’ equity	92,539	85,079
Total liabilities and stockholders’ equity	$114,065	$110,248
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue	$42,340	$32,126
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	16,613	12,993
Sales and marketing	7,405	7,107
Research and product development	5,333	3,629
General and administrative	5,316	4,804
Depreciation and amortization	3,500	2,996
Total costs and operating expenses	38,167	31,529
Income from operations	4,173	597
Other expense, net	(3)	(28)
Interest income, net	176	102
Income before provision for income taxes	4,346	671
Provision for income taxes	26	11
Net income	$4,320	$660

Net income per common share:
Basic	$0.13	$0.02
Diluted	$0.12	$0.02
Weighted average common shares outstanding:
Basic	34,070	33,706
Diluted	35,300	34,765
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$4,320	$660
Other comprehensive (loss) income:
Changes in unrealized (losses) gains on investment securities	(148)	22
Comprehensive income	$4,172	$682
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Class A		Class B		Capital	Loss	Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	14,879	$1	19,102	$3	$152,531	$(209)	$(67,247)	$85,079
Exercise of stock options	98	—	—		470	—	—	470
Stock-based compensation	—	—	—	—	1,495	—	—	1,495
Vesting of restricted stock units, net of shares withheld for taxes	68	—	—	—	(1,650)	—	—	(1,650)
Vesting of early exercised shares	—	—	—	—	9	—	—	9
Conversion of Class B stock to Class A stock	47	—	(47)	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(148)	—	(148)
Cumulative-effect adjustment resulting from adoption of ASU 2014-09 (Note 2)	—	—	—	—	—	—	2,964	2,964
Net income	—	—	—	—	—	—	4,320	4,320
Balance at March 31, 2018	15,092	$1	19,055	$3	$152,855	$(357)	$(59,963)	$92,539
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash from operating activities
Net income	$4,320	$660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,500	2,996
Purchased investment premium, net of amortization	62	(14)
Amortization of deferred financing costs	16	16
Loss on disposal of property and equipment	1	28
Stock-based compensation	1,318	1,097
Changes in operating assets and liabilities:
Accounts receivable	(1,148)	(1,303)
Prepaid expenses and other current assets	441	402
Other assets	(766)	5
Accounts payable	415	(19)
Accrued employee expenses	(3,842)	(1,662)
Accrued expenses	611	473
Deferred revenue	(1,334)	1,059
Other liabilities	(252)	69
Net cash provided by operating activities	3,342	3,807
Cash from investing activities
Purchases of property and equipment	(263)	(392)
Additions to capitalized software	(2,936)	(2,991)
Purchases of investment securities	(15,573)	(6,537)
Sales of investment securities	5	—
Maturities of investment securities	8,296	4,445
Net cash used in investing activities	(10,471)	(5,475)
Cash from financing activities
Proceeds from stock option exercises	470	145
Tax withholding for net share settlement	(901)	(1,207)
Proceeds from issuance of debt	32	29
Principal payments on debt	(32)	(29)
Net cash used in financing activities	(431)	(1,062)
Net decrease in cash, cash equivalents and restricted cash	(7,560)	(2,730)
Cash, cash equivalents and restricted cash
Beginning of period	16,537	11,126
End of period	$8,977	$8,396

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$114	$58
Additions of capitalized software included in accrued employee expenses	243	196
Stock-based compensation capitalized for software development	235	138
Tax withholding for net share settlement included in accrued employee expenses	749	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts shown above (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash and cash equivalents	$8,549	$7,969
Restricted cash included in other assets	428	427
Total cash, cash equivalents and restricted cash	$8,977	$8,396

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
1. Nature of Business
AppFolio, Inc. (“we”, "us" or "our") provides industry-specific, cloud-based software solutions to the real estate market, which comprises a significant majority of our revenue, as well as to the legal market, and we intend to enter new vertical markets over time. We serve small and medium-sized businesses (“SMBs”) in the property management industry and solo practitioners and small law firms in the legal industry. We refer to solo practitioners and small law firms as SMBs in connection with our legal vertical in these financial statements. Our solutions are designed to be a system of record to automate essential business processes, a system of engagement to enhance business interactions between our customers and their clients and vendors, and, increasingly, a system of intelligence to anticipate, influence, and optimize customer experiences using data to take action in real time.
2. Summary of Significant Accounting Policies
Basis of Presentation and Significant Accounting Policies
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report filed with the Securities and Exchange Commission ("SEC") on February 26, 2018. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim Condensed Consolidated Financial Statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the Condensed Consolidated Financial Statements. The operating results for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the full year ending December 31, 2018.
Changes in Accounting Policies
On January 1, 2018, we adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, as amended ("ASU 2014-09"), and have revised certain related accounting policies in connection with revenue recognition and deferred costs, as follows:
Revenue Recognition
We generate revenue from our customers primarily for subscriptions to access our core solutions and Value+ services for our cloud-based property management and legal software solutions. Revenue is recognized upon transfer of control of promised products or services in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct, distinct within the context of the contract, and accounted for as separate performance obligations. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. We have applied the practical expedient to recognize revenue in proportion to the amount we have the right to invoice for certain core solutions and Value+ services revenue as that amount corresponds directly with our performance completed to date. Refer to Note 9, Revenue and Other Information for the disaggregated breakdown of revenues between core solutions, Value+ services and other revenues.
Core Solutions
We charge our customers on a subscription basis for our core solutions. Our subscription fees are designed to scale to the size of our customers' businesses. Subscription fees for our core solutions are charged on a per-unit per-month basis for our property management software solution and on a per-user per-month basis for our legal software solution. Our customers do not have rights to the underlying software code of our solutions, and accordingly, we recognize subscription revenue over time on a straight-line basis over the contract term beginning on the date that our service is made available to the customer. The term of our core solutions subscription agreements generally ranges from one month to one year. We typically invoice our customers for subscription services in monthly or annual installments, in advance of the subscription period.
Value+ Services
We charge our customers for Value+ services based on subscriptions or usage-based fees. Subscription Value+ services include website hosting and contact center services. Usage-based Value+ services include fees for services such as electronic payment processing, applicant screening, legal liability to landlord insurance, renters insurance, collections, and online vacancy advertising services. Usage-based fees are charged on a flat fee per transaction basis with no minimum usage commitments. We recognize revenue for usage-based services in the period the service is rendered. We generally invoice our customers for usage-based services on a monthly basis for services rendered in the preceding month with the exception of fees for electronic payment processing, which are generally paid by the clients of our customers at the time the electronic payment is processed.
We work with third party partners to provide certain of our Value+ services. For these Value+ services, we evaluate whether we are the principal, and report revenues on a gross basis, or an agent, and report revenues on a net basis. In this assessment we consider if we obtain control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment, and discretion in establishing price.
Other Revenues
Other revenues include one-time services related to implementation and data migration of our core solutions, website design services and online vacancy advertising services offered to legacy RentLinx customers. The fees for implementation and data migration services are billed upon signing our core subscription contract and are not recognized until the core solution is accessible and fully functional for our customer's use. Our website design services are billed when the website design is completed and delivered to the customer. The online vacancy advertising services revenue has a combination of monthly subscription revenue, verified leads and clicks for online rental vacancies, with subscription revenue being billed in advance and deferred over the subscription period and verified leads and clicks being billed when the services have been rendered and recognized upon completion of the services.
Contracts with Multiple Performance Obligations
Many of our contracts with customers contain multiple performance obligations. For these contracts, the performance obligations include access and use of the core solution, implementation services, and customer support. We account for individual performance obligations separately if they are distinct. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.
The transaction price is allocated to each performance obligation on a relative standalone selling price basis. Judgment is required to determine the standalone selling price for each distinct performance obligation. We typically have more than one standalone selling price for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, we determine the standalone selling price based on our overall pricing objectives, taking into consideration customer demographics and other factors. Fees are fixed based on rates specified in the subscription agreements, which do not provide for any refunds or adjustments. In determining the transaction price, we have applied the practical expedient which allows us not to adjust the consideration for the effects of the time value of money as the time between when we transfer the promised good or service to a customer and when a customer pays is one year or less. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less.
Deferred Revenues
We record deferred revenues when cash payments are received in advance of our performance. The decrease in the deferred revenue balance for the three months ended March 31, 2018 is primarily driven by $3.7 million of revenues recognized that were included in the deferred revenue balance at the beginning of the period, offset by cash payments received in advance of satisfying our performance obligations.
Deferred Costs
Deferred costs, which primarily consist of sales commissions, are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be three years. We do not pay commissions for contract renewals. We determined the period of benefit by taking into consideration our customer contract term, the useful life of our internal-use software, average customer life, and other factors. Amortization expense for the deferred costs is included within cost of revenue and sales and marketing expense in the accompanying Condensed Consolidated Statements of Operations.
Deferred costs were $4.3 million as of March 31, 2018, of which $1.7 million is included in prepaid expenses and other current assets and $2.6 million is included in other assets in the accompanying Condensed Consolidated Balance Sheets. Amortization expense for the deferred costs was $0.3 million for the three months ended March 31, 2018. For the three months ended March 31, 2018, no impairments were identified in relation to the costs capitalized for the period presented.

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
Net Income per Common Share
The net income per common share was the same for our Class A and Class B common shares because they are entitled to the same liquidation and dividend rights and are therefore combined in the table below. The following table presents a reconciliation of our weighted average number of Class A and Class B common shares used to compute net income per common share (in thousands):

	Three Months Ended March 31,
	2018	2017
Weighted average common shares outstanding	34,085	33,747
Less: Weighted average unvested restricted shares subject to repurchase	15	41
Weighted average common shares outstanding; basic	34,070	33,706

Weighted average common shares outstanding; basic	34,070	33,706
Plus: Weighted average options, restricted stock units and restricted shares used to compute diluted net income per common share	1,230	1,059
Weighted average common shares outstanding; diluted	35,300	34,765
Approximately 607,000 and 784,000 shares of performance based options ("PSOs") and performance based restricted stock units ("PSUs") are not included in the computations of diluted and anti-dilutive shares for the three month periods ended March 31, 2018 and 2017, respectively, as they are considered contingently issuable upon the satisfaction of pre-defined performance measures and their respective performance measures have not been met.
The following table presents the number of anti-dilutive common shares excluded from the calculation of weighted average number of shares used to compute diluted net income per common share for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Options to purchase common stock	—	4
Unvested restricted stock units	16	12
Contingent restricted stock units(1)	6	17
Total shares excluded from net income per common share	22	33
(1) The reported shares are based on fixed price restricted stock unit (“RSU”) commitments for which the number of shares has not been determined at the grant date. The number of shares have been determined by dividing the fixed price commitment to issue shares in the future by the closing price of our stock as of the applicable reporting period date.
Recently Adopted Accounting Pronouncements
Under the Jumpstart our Business Startups Act (the “JOBS Act”), we meet the definition of an emerging growth company. We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.
In May 2014, the FASB issued ASU 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers (the “New Revenue Standard”). The New Revenue

Standard also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which discusses the deferral of incremental costs of obtaining a contract with a customer.
We adopted the New Revenue Standard as of January 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of that date. We recognized the cumulative effect of initially applying the New Revenue Standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We updated our accounting policies, processes, internal controls and information systems to conform to the New Revenue Standard's reporting and disclosure requirements.

The adoption of the New Revenue Standard did not have an impact on our revenues. The most significant impact relates to the deferral of incremental costs of obtaining contracts. Prior to the adoption of the New Revenue Standard, our commissions were expensed as incurred.

The cumulative effects of the changes made to our Condensed Consolidated Balance Sheet at January 1, 2018 for the adoption of the New Revenue Standard were as follows (in thousands):

	Balance at December 31, 2017	Adjustments	Balance at January 1, 2018
Assets
Prepaid expenses and other current assets	$4,546	$1,148	$5,694
Other assets	1,238	1,816	3,054

Equity
Accumulated deficit	$(67,247)	$2,964	$(64,283)

The following tables summarize the current period impacts of adopting the New Revenue Standard on our Condensed Consolidated Financial Statements (in thousands):

Condensed Consolidated Balance Sheet:

	March 31, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Adoption
Assets
Prepaid expenses and other current assets	$5,253	$3,556	$1,697
Other assets	3,806	1,209	2,597

Equity
Accumulated deficit	$(59,963)	$(64,257)	$4,294

Condensed Consolidated Statement of Operations:

	Three Months Ended March 31, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Adoption
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$16,613	$16,673	$(60)
Sales and marketing	7,405	8,675	(1,270)
Total costs and operating expenses	38,167	39,497	(1,330)
Income from operations	4,173	2,843	1,330
Income before provision for income taxes	4,346	3,016	1,330
Net income	$4,320	$2,990	$1,330

Net income per common share:
Basic	$0.13	$0.09	$0.04
Diluted	$0.12	$0.08	$0.04

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which provides cash flow statement classification guidance for debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. We adopted ASU 2016-15 effective January 1, 2018. The adoption of this guidance did not have a material impact on our statement of cash flows.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"), which changes the timing of when certain intercompany transactions are recognized within the provision for income taxes. We adopted ASU 2016-16 effective January 1, 2018. The adoption of this guidance did not have a material impact on our financial condition, results of operations, cash flows or disclosures.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"), which provides amendments to current guidance to address the classification and presentation of changes in restricted cash in the statement of cash flows. We adopted ASU 2016-18 effective January 1, 2018. The adoption of this guidance changed the presentation of restricted cash on our statements of cash flows.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for public entities for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on dates after January 1, 2017. We early adopted ASU 2017-04 effective January 1, 2018. The adoption of this guidance did not have a material impact on our financial condition, results of operations, cash flows or disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. We adopted ASU 2017-09 effective January 1, 2018. The adoption of this guidance did not have a material impact on our financial condition, results of operations, cash flows or disclosures.
Recent Accounting Pronouncements Not Yet Adopted
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

3. Investment Securities and Fair Value Measurements
Investment Securities
Investment securities classified as available-for-sale consisted of the following at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$37,976	$—	$(299)	$37,677
Agency securities	11,034	1	(52)	10,983
Certificates of deposit	1,986	—	(2)	1,984
Treasury securities	8,622	—	(5)	8,617
Total available-for-sale investment securities	$59,618	$1	$(358)	$59,261

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$38,383	$—	$(166)	$38,217
Agency securities	11,045	—	(42)	11,003
Certificates of deposit	2,982	1	(2)	2,981
Total available-for-sale investment securities	$52,410	$1	$(210)	$52,201
As of March 31, 2018, the unrealized losses on investment securities which have been in a net loss position for twelve months or greater were not material. These unrealized losses are considered temporary and there were no impairments considered to be "other-than-temporary" based on our evaluation of available evidence, which includes our intent to hold these investments to maturity or a recovery of the cost basis.
At March 31, 2018 and December 31, 2017, the contractual maturities of our investments did not exceed 36 months. The fair values of available-for-sale investments, by remaining contractual maturity, are as follows (in thousands):

	March 31, 2018		December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$37,410	$37,290	$29,850	$29,800
Due after 1 year through 3 years	22,208	21,971	22,560	22,401
Total available-for-sale investment securities	$59,618	$59,261	$52,410	$52,201

During the three months ended March 31, 2018 and 2017, we had sales and maturities (which includes calls) of investment securities, as follows (in thousands):

	Three Months Ended March 31, 2018
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$—	$—	$—	$6,300
Agency securities	—	—	—	1,000
Certificates of deposit	—	—	—	996
Treasury securities	—	—	5	—
	$—	$—	$5	$8,296

	Three Months Ended March 31, 2017
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$—	$—	$—	$3,200
Certificates of deposit	—	—	—	1,245
	$—	$—	$—	$4,445
For the three months ended March 31, 2018 and 2017, we received interest income net of the amortization and accretion of the premium and discount of $0.2 million and $0.1 million, respectively.
Fair Value Measurements
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables summarize our financial assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, by level within the fair value hierarchy (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$107	$—	$—	$107
Available-for-sale investment securities:
Corporate bonds	—	37,677	—	37,677
Agency securities	—	10,983	—	10,983
Certificates of deposit	1,984	—	—	1,984
Treasury securities	8,617	—	—	8,617
Total	$10,708	$48,660	$—	$59,368

	December 31, 2017
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$5,524	$—	$—	$5,524
Available-for-sale investment securities:
Corporate bonds	—	38,217	—	38,217
Agency securities	—	11,003	—	11,003
Certificates of deposit	2,981	—	—	2,981
Total	$8,505	$49,220	$—	$57,725
The carrying amounts of cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.
There were no changes to our valuation techniques used to measure asset and liability fair values on a recurring basis during the three months ended March 31, 2018. The valuation techniques for the items in the table above are as follows:
Cash Equivalents
As of March 31, 2018 and December 31, 2017, cash equivalents include cash invested in money market funds. Fair value is based on market prices for identical assets.
Available-for-Sale Investment Securities
The fair value of our corporate bonds and agency securities is based on pricing determined using inputs other than quoted prices that are observable either directly or indirectly such as yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. The fair value of our certificates of deposit and treasury securities is based on market prices for identical assets.
Non-Recurring Fair Value Measurements
Certain assets, including goodwill, intangible assets and our note receivable with SecureDocs, are also subject to measurement at fair value on a non-recurring basis using Level 3 measurement, but only when they are deemed to be impaired as a result of an impairment review. For the three months ended March 31, 2018 and 2017, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.
4. Internal-Use Software Development Costs
Internal-use software development costs were as follows (in thousands):

	March 31, 2018	December 31, 2017
Internal use software development costs, gross	$47,435	$44,626
Less: Accumulated amortization	(29,371)	(27,017)
Internal use software development costs, net	$18,064	$17,609

Capitalized software development costs were $3.0 million and $2.9 million for the three months ended March 31, 2018 and 2017, respectively. Amortization expense with respect to software development costs totaled $2.6 million and $2.0 million for the three months ended March 31, 2018 and 2017, respectively.

Future amortization expense with respect to capitalized software development costs as of March 31, 2018, is estimated as follows (in thousands):

Years Ending December 31,
2018	$7,492
2019	7,075
2020	3,233
2021	264
Total amortization expense	$18,064

5. Intangible Assets
Intangible assets consisted of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$790	$(566)	$224
Technology	4,811	(4,072)	739
Trademarks	930	(570)	360
Partner relationships	680	(680)	—
Non-compete agreements	40	(40)	—
Domain names	273	(273)	—
Patents	285	(211)	74
	$7,809	$(6,412)	$1,397

	December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$790	$(538)	$252
Technology	4,811	(3,871)	940
Trademarks	930	(539)	391
Partner relationships	680	(623)	57
Non-compete agreements	40	(37)	3
Domain names	273	(273)	—
Patents	285	(203)	82
	$7,809	$(6,084)	$1,725
Amortization expense for the three months ended March 31, 2018 and 2017 was $0.3 million for each period.

As of March 31, 2018, estimated future amortization of intangible assets was as follows (in thousands):

Years Ending December 31,
2018	$601
2019	352
2020	259
2021	124
2022	61
Total amortization expense	$1,397
6. Commitments and Contingencies
Lease Obligations
As of March 31, 2018, we had operating lease obligations of approximately $8.5 million through 2022. We recorded rent expense of $0.5 million for the three months ended March 31, 2018 and 2017.
Line of Credit
We are party to a Credit Agreement with Wells Fargo, as administrative agent, and the lenders that are parties thereto (as amended, the “Credit Agreement”). Under the terms of the Credit Agreement, the lenders made available to us a $25.0 million revolving line of credit (the “Revolving Facility”). Borrowings under the Revolving Facility are subject to the satisfaction of customary conditions. The Revolving Facility matures on October 9, 2020; however, we can make payments on the Revolving Facility and cancel it in full at any time without premium or penalty.
As of March 31, 2018 and December 31, 2017, we had no outstanding balance and were in compliance with the financial covenants under the Revolving Facility.
Legal Liability to Landlord Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc., which was established to provide our customers with the option to purchase legal liability to landlord insurance. If our customers choose to use this insurance service, they are issued an insurance policy underwritten by our third-party service provider. The policy has a limit of $100,000 per incident for each insured residence. We have entered into a reinsurance agreement with our third-party service provider and, as a result, we assume a 100% quota share of the legal liability to landlord insurance provided to our customers through our third-party service provider. We accrue in cost of revenue the expense for reported claims and an estimate of losses incurred but not reported by our property manager customers, as we bear the risk related to claims. Our liability for reported claims and incurred but not reported claims as of March 31, 2018 and December 31, 2017 was $0.5 million and is included in other current liabilities on the Condensed Consolidated Balance Sheets.
Included in other current assets as of March 31, 2018 and December 31, 2017, are $0.9 million and $1.8 million, respectively, of deposits held with a third party related to requirements to maintain collateral for this insurance service.

Litigation
From time to time, we are involved in various legal proceedings arising from or related to claims incident to the ordinary course of our business activities, including actions with respect to intellectual property, employment and contractual matters. Although the results of such legal proceedings and claims cannot be predicted with certainty, we believe that we are not currently a party to any legal proceeding(s) which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows.

Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of any applicable agreements, services to be provided by us, or intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable. We have never paid a material claim, nor have any legal claims been brought against us in connection with these indemnification arrangements. As of March 31, 2018 and December 31, 2017, we had not accrued a liability for these indemnification arrangements because we determined that the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably possible and the amount or range of amounts of any such liability is not reasonably estimable.
7. Stock-Based Compensation
Stock Options
A summary of our stock option activity for the three months ended March 31, 2018, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years
Options outstanding as of December 31, 2017	1,692	$10.81	7.3
Options granted	—	—
Options exercised	(98)	4.81
Options cancelled/forfeited	(1)	14.35
Options outstanding as of March 31, 2018	1,593	$11.18	7.5
Included in the options outstanding as of March 31, 2018 are 172,000 and 250,000 PSOs granted in 2017 and 2016, respectively. Vesting of these PSOs is based on the achievement of pre-established performance target for each of the years ended December 31, 2018 and 2019, and continued employment throughout the performance period. Of the PSOs granted during 2017, 132,000 shares vest as to the maximum payout of 100% of the initial target award based on the maximum achievement of the 2019 free cash flow performance metric at 150% of the performance target. The remaining 40,000 PSOs granted during 2017 have a pre-established adjusted gross margin target for 2019. PSOs tied to the gross margin performance metric have two levels of vesting, with 50% vesting based upon the achievement of 110% of the targeted amount and the remaining 50% vesting upon the achievement of 115% of the targeted amount. The 250,000 PSOs granted in 2016 vest based on the achievement of a pre-established free cash flow performance metric for the year ended December 31, 2018, and assume achievement of the performance metric at the maximum level, which is 150% of the performance target.
During the three months ended March 31, 2018, 250,000 of the PSOs vested based on the achievement of 150% of the pre-established free cash flow performance target for the year ended December 31, 2017. No expense was recognized related to the PSOs that vested during the three months ended March 31, 2018, as all expense was recognized as of December 31, 2017.
We recognize expense for the PSOs based on the grant date fair value of the PSOs that we determine are probable of vesting. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSOs that are probable of vesting. Our stock-based compensation expense for stock options, including the PSOs, for the three months ended March 31, 2018 and 2017, was $0.3 million and $0.5 million, respectively.
The fair value of stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. No stock options were granted during the three months ended March 31, 2018. The following table summarizes information relating to our stock options granted during the three months ended March 31, 2017:

Three Months Ended March 31, 2017
Stock options granted (in thousands)	132
Weighted average exercise price per share	$23.80
Weighted average grant-date fair value per share	$9.29
Weighted average Black-Scholes model assumptions:
Risk-free interest rate	2.04%
Expected term (in years)	6.4
Expected volatility	35%
Expected dividend yield	—

As of March 31, 2018, the total estimated remaining stock-based compensation expense for unvested stock options, including the PSOs, was $1.5 million, which is expected to be recognized over a weighted average period of 1.4 years.
Restricted Stock Units
A summary of activity in connection with our RSUs for the three months ended March 31, 2018 is as follows (number of shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested as of December 31, 2017	598	$19.75
Granted	191	40.24
Vested	(107)	13.36
Forfeited	(4)	30.43
Unvested as of March 31, 2018	678	$26.49

During the three months ended March 31, 2018, we granted a total of 191,000 RSUs: 117,000 RSUs vest annually over four years; 59,000 PSUs vest based on the achievement of a pre-established consolidated net revenue growth target for each of the years ended December 31, 2018, 2019 and 2020; and 15,000 PSUs were granted and vested as a result of the achievement of the pre-established free cash flow performance metric for the year ended December 31, 2017. The number of PSUs granted, as included in the above table, assumes achievement of the performance metric at 100% of the performance target. The actual number of shares to be issued at the end of the performance period will range from 0% to 100% of the initial target awards. Achievement of the performance metric between 100% and 150% of the performance target will result in a performance based cash bonus payment between 100% and 165% of the initial target awards.

During the three months ended March 31, 2018, 30,000 of the PSUs vested based on the achievement of 150% of the pre-established free cash flow performance target for the year ended December 31, 2017, and an additional 15,000 PSUs were granted and vested as a result of the achievement of the 2016 performance metric as confirmed by our Board of Directors. No expense was recognized related to the PSUs that vested during the three months ended March 31, 2018, as all expense was recognized as of December 31, 2017.
Included in the unvested RSUs as of March 31, 2018 are 98,000 and 28,000 PSUs granted in 2017 and 2016, respectively. Vesting of these PSUs is based on the achievement of pre-established free cash flow performance metrics for each of the years ended December 31, 2018 and 2019, and continued employment throughout the performance period. The number of PSUs granted assumes achievement of the performance metric at 100% of the performance target. For the PSUs granted in 2017, the actual number of shares to be issued at the end of the performance period will range from 0% to 165% of the initial target award. For the PSUs granted in 2016, the actual number of shares to be issued at the end of the performance period will range from 0% to 150% of the initial target award.
We recognize expense for the PSUs based on the grant date fair value of the PSUs that we determine are probable of vesting. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSUs that are probable of vesting. Our stock-based compensation expense for the RSUs and PSUs for the three months ended March 31, 2018 and 2017, was $1.1 million and $0.6 million, respectively.

As of March 31, 2018, the total remaining estimated stock-based compensation expense for the RSUs and PSUs was $13.6 million, which is expected to be recognized over a weighted average period of 2.6 years.
Restricted Stock Awards
A summary of activity in connection with our restricted stock awards for the three months ended March 31, 2018, is as follows (number of shares in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2017	16	$20.93
Granted	—	—
Vested	(2)	5.64
Forfeited	—	—
Unvested as of March 31, 2018	14	$22.55
We have the right to repurchase any unvested restricted stock awards upon certain conditions. Restricted stock awards vest over a four-year period for employees and a one-year period for non-employee directors. We recognized stock-based compensation expense for restricted stock awards of $83,000 and $101,000 for the three months ended March 31, 2018 and 2017, respectively.
As of March 31, 2018, the total remaining stock-based compensation expense for unvested restricted stock awards with a repurchasing right was $102,000 which is expected to be recognized over a weighted average period of 0.4 years.
8. Income Taxes
On December 22, 2017, the United States government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act significantly revises the existing tax law by, among other things, lowering the United States corporate income tax rate from 35% to 21% beginning in 2018. Our effective tax rate differs from the United States federal statutory rate of 21% primarily because our previously reported losses have been offset by a valuation allowance due to uncertainty as to the realization of those losses.
For the three months ended March 31, 2018, we recorded income tax expense of $26,000 on pre-tax income of $4.3 million for an effective tax rate of 0.6%. The income tax expense is based on our payments of state minimum and franchise taxes, and the amortization of tax deductible goodwill that is not an available source of income to realize the deferred tax asset.
For the three months ended March 31, 2017, we recorded income tax expense of $11,000 on pre-tax income of $0.7 million for an effective tax rate of 1.6%. The income tax expense is based on our payments of state minimum taxes and the amortization of tax deductible goodwill that is not an available source of income to realize the deferred tax asset.
9. Revenue and Other Information
The following table presents our revenue categories for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Core solutions	$16,205	$13,106
Value+ services	24,640	17,764
Other	1,495	1,256
Total revenues	$42,340	$32,126

Our revenue is generated primarily from customers in the United States. All of our property and equipment is located in the United States.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report and in our Annual Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report, and in the other documents that we file with the SEC. Please also refer to the section of this Quarterly Report entitled "Cautionary Note Regarding Forward-Looking Statements" for additional information.
Overview
AppFolio, Inc. is a provider of industry-specific, cloud-based software solutions to the real estate market, which comprises a significant majority of our revenue, as well as to the legal market, and we intend to enter new vertical markets over time. We were formed in 2006 with a vision to revolutionize the way that small and medium-sized businesses, or SMBs, grow and compete by enabling their digital transformation.
In 2008, we entered the real estate market with our first product, AppFolio Property Manager, a property management solution designed to address the unique operational and business requirements of property management companies. In 2012, we entered the legal market by acquiring MyCase, a legal practice and case management solution primarily for solo practitioners and small law firms. Recognizing that our customers would benefit from additional business-critical services that they can purchase as needed, we launched a series of Value+ services beginning in 2009. Through our market validation approach and ongoing investment in product development, we continuously update our software solutions with new and innovative core functionality and Value+ services, as well as assess opportunities in adjacent markets and new verticals.
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
We have managed, and plan to continue to manage, our business towards the achievement of long-term growth that we believe will positively impact long-term stockholder value, and not towards the realization of short-term financial or business metrics, or short-term stockholder value. Accordingly, if opportunities arise that might cause us to sacrifice our performance with respect to short-term financial or business metrics, but that we believe are in the best interests of our stockholders in the long term, we will take those opportunities.
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
Today our property manager customers directly and indirectly account for more than 90% of our annual revenue. We define our property manager customer base as the number of customers subscribing to our core solutions. Customer count and property manager units under management are summarized in the table below:

	Quarter Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2018	2017
Property manager	12,030	11,708	11,258	10,820	10,468
Property manager units under management (in millions)	3.40	3.25	3.08	2.93	2.83

Our legal software solution, MyCase, enables solo practitioners and small law firms to more efficiently administer their practices and manage their caseloads. MyCase is continuously evolving to help our customers more effectively market, manage and grow their businesses, and contains core functionality that addresses key operational issues, including managing calendars, contacts and documents, time tracking, billing and collections, communicating with clients and sharing sensitive and privileged materials.
Our legal customers directly and indirectly account for less than 10% of our annual revenue. We define our legal customer base as the number of customers subscribing to our core solutions, exclusive of free trial periods. Legal customer count is summarized in the table below:

	Quarter Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2018	2017
Legal	9,706	9,349	9,128	8,913	8,676
Key Components of Results of Operations
Revenue
We charge our customers on a subscription basis for our core solutions and certain of our Value+ services. Our subscription fees are designed to scale to the size of our customers’ businesses. We recognize subscription revenue over time on a straight-line basis over the contract term beginning on the date that our service is made available to the customer. We generally invoice our customers for subscription services in monthly or annual installments, typically in advance of the subscription period. Revenue from subscription services is impacted by a number of factors, including the change in the number and type of our customers, the size and needs of our customers’ businesses, our customer renewal rates, and the level of adoption of our Value+ subscription services by new and existing customers.
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
We also offer assistance to our customers with on-boarding to our core solutions, as well as website design services. We generally invoice our customers for these other services in advance of the services being completed. We recognize revenue for these other services upon completion of the related service. We also generate revenue from legacy RentLinx customers by providing services that allow these customers to advertise rental houses and apartments online. Revenue derived from customers using the RentLinx services outside of our property manager core solution platform is being recorded under other revenue.

Costs and Operating Expenses
Cost of Revenue. Cost of revenue consists of fees paid to third-party service providers associated with delivering certain of our Value+ services, personnel-related costs (including salaries, incentive-based compensation, benefits, and stock-based compensation) for our employees focused on customer service and the support of our operations, platform infrastructure costs (such as data center operations and hosting-related costs), payment processing fees, and allocated shared costs. We typically allocate shared costs across our organization based on headcount within the applicable part of our organization. Cost of revenue excludes depreciation of property and equipment, and amortization of capitalized software development costs and intangible assets. We intend to continue to invest in customer service and support and the expansion of our technology infrastructure as we grow the number of our customers and roll out additional Value+ services. We also intend to expand our Value+ offerings over time, which will impact cost of revenue both in absolute dollars and overall percentage of revenue.
Sales and Marketing. Sales and marketing expense consists of personnel-related costs (including salaries, sales commissions, incentive-based compensation, benefits, and stock-based compensation) for our employees focused on sales and marketing, costs associated with sales and marketing activities, and allocated shared costs. Marketing activities include advertising, online lead generation, lead nurturing, customer and industry events, and the creation of industry-related content and collateral. Beginning January 1, 2018, due to the adoption of ASU No. 2014-09, or ASU 2014-09, Revenue from Contracts with Customers, sales commissions and other incremental costs to acquire customers and grow adoption and utilization of our Value+ services by new and existing customers are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be three years. We focus our sales and marketing efforts on generating awareness of our software solutions, creating sales leads, establishing and promoting our brands, and cultivating an educated community of successful and vocal customers. We intend to continue to invest in sales and marketing as we grow to increase the size of our customer base and increase the adoption and utilization of Value+ services by our new and existing customers.
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
Interest Income. Interest income includes interest earned on investment securities, amortization and accretion of the premium and discounts paid from the purchase of investment securities, interest earned on notes receivable and on cash deposited within our bank accounts. Interest expense includes interest paid on outstanding borrowings under the credit agreement with Wells Fargo, as administrative agent, and the lenders that are parties thereto, or the Credit Agreement.

Results of Operations
The following table sets forth our results of operations for the periods presented in dollars (in thousands) and as a percentage of revenue:

	Three Months Ended March 31,
	2018		2017
	Amount	%	Amount	%
Consolidated Statements of Operations Data:
Revenue	$42,340	100.0%	$32,126	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization) (1)	16,613	39.2	12,993	40.4
Sales and marketing (1)	7,405	17.5	7,107	22.1
Research and product development (1)	5,333	12.6	3,629	11.3
General and administrative (1)	5,316	12.6	4,804	15.0
Depreciation and amortization	3,500	8.3	2,996	9.3
Total costs and operating expenses	38,167	90.1	31,529	98.1
Income from operations	4,173	9.9	597	1.9
Other expense, net	(3)	—	(28)	(0.1)
Interest income, net	176	0.4	102	0.3
Income before provision for income taxes	4,346	10.3	671	2.1
Provision for income taxes	26	0.1	11	—
Net income	$4,320	10.2%	$660	2.1%

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$220	$129
Sales and marketing	210	120
Research and product development	225	116
General and administrative	663	732
Total stock-based compensation expense	$1,318	$1,097

Comparison of the Three Months Ended March 31, 2018 and 2017
Revenue

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Core solutions	$16,205	$13,106	$3,099	24%
Value+ services	24,640	17,764	6,876	39%
Other	1,495	1,256	239	19%
Total revenues	$42,340	$32,126	$10,214	32%

Revenue increased $10.2 million, or 32%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, the substantial majority due to the growth in the number of property manager customers and units under management. We experienced a 15% year over year increase in the number of property manager customers and a 20% year over year increase in the number of property management units under management. Revenue from our Value+ services increased by $6.9 million, or 39%, mainly driven by increased usage of our electronic payments services, screening services and legal liability to landlord insurance by a larger property manager customer and unit base. We also experienced growth in each of our other Value+ services during that period. Core solutions revenue increased by $3.1 million, or 24%, mainly attributable to the growth in the number of property manager customers, units under management, and strong customer renewal rates.
For the three months ended March 31, 2018 and 2017, we derived more than 90% of our revenue from our property manager customers.
Cost of Revenue (Exclusive of Depreciation and Amortization)

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$16,613	$12,993	$3,620	28%
Percentage of revenue	39.2%	40.4%
Cost of revenue (exclusive of depreciation and amortization) increased $3.6 million, or 28%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily due to increased expenditures to third parties of $2.1 million directly associated with the increased adoption and utilization of our Value+ services, as evidenced by the 39% increase in Value+ services revenues. There was also an increase in personnel-related costs of $0.9 million due to an increase in headcount to support the continued growth of our business, as well as increased allocated and other costs of $0.6 million driven by expanded facilities, IT and other expenses supporting our growth.
As a percentage of revenue, cost of revenue (exclusive of depreciation and amortization) improved to 39.2% from 40.4% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This improvement was primarily driven by our ability to increase revenue with a more moderate increase in personnel-related costs, and a slight improvement in pricing with our third-party service providers as we continue to grow.

Sales and Marketing

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Sales and marketing	$7,405	$7,107	$298	4%
Percentage of revenue	17.5%	22.1%
Sales and marketing expense increased by $0.3 million, or 4%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This increase was primarily due to an increase in allocated and other costs of $0.2 million driven by expanded facilities, IT and other expenses supporting our growth.
As a percentage of revenue, sales and marketing expense improved to 17.5% from 22.1% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This improvement was primarily driven by our adoption of ASU 2014-09. Under ASU 2014-09 sales commissions and other incremental costs to acquire customers are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be three years. Previously, these costs were expensed as incurred. We intend to continue to invest in sales and marketing as we grow to increase the size of our customer base and increase the adoption and utilization of our Value+ services by our new and existing customers.
Research and Product Development

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Research and product development	$5,333	$3,629	$1,704	47%
Percentage of revenue	12.6%	11.3%
Research and product development expense increased $1.7 million, or 47%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was the result of an increase in personnel-related costs, net of capitalized software development costs, of $1.1 million due to headcount growth within our research and product development organizations, as well as increased allocated and other costs of $0.6 million driven by expanded facilities, IT and other expenses supporting our growth. We intend to continue to invest in research and product development as we continue to introduce additional core functionality to our existing customers, roll out new Value+ services to attract new customers and expand offerings to existing customers, develop new products to serve new or existing customers and expand into adjacent markets or new verticals.
General and Administrative

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
General and administrative	$5,316	$4,804	$512	11%
Percentage of revenue	12.6%	15.0%
General and administrative expense increased $0.5 million, or 11%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was the result of an increase in personnel-related costs of $0.2 million due to an increase in headcount to support the continued growth of our business and increased professional services fees, and allocated and other costs of $0.3 million.

Depreciation and Amortization

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Depreciation and amortization	$3,500	$2,996	$504	17%
Percentage of revenue	8.3%	9.3%
Depreciation and amortization expense increased $0.5 million, or 17%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was the result of increased amortization expense associated with higher capitalized software development balances.
Interest Income, net

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Interest income	$176	$102	$74	73%
Percentage of revenue	0.4%	0.3%
Interest income, net, increased $0.1 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, due to higher investment security balances in the more recent period.
Liquidity and Capital Resources
Cash and Cash Equivalents
As of March 31, 2018, our principal sources of liquidity were cash and cash equivalents and investment securities, which had an aggregate balance of $67.8 million.
Working Capital
As of March 31, 2018, we had working capital of $35.3 million, compared to working capital of $29.9 million as of December 31, 2017. The increase in our working capital was primarily due to an increase in accounts receivable due to an increase in Value+ revenue and an increase in prepaid and other current assets due to an increase in deferred costs in connection with the adoption of ASU 2014-09, and decreases in accrued employee expenses and deferred revenue.
Revolving Facility
As of March 31, 2018, we had a $25.0 million revolving line of credit, or the Revolving Facility, under the terms of the Credit Agreement. As of March 31, 2018 and December 31, 2017, we had no outstanding balance and were in compliance with the financial covenants under the Revolving Facility.
Liquidity Requirements
We believe that our existing cash and cash equivalents, investment securities, available borrowing capacity of $25.0 million under the Revolving Facility, and cash generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.
Capital Requirements
Our future capital requirements will depend on many factors, including the continued market acceptance of our software solutions, the change in the number of our customers, the adoption and utilization of our Value+ services by new and existing customers, the timing and extent of the introduction of new core functionality and Value+ services in our existing markets and verticals, the timing and extent of our expansion into adjacent markets or new verticals and the timing and extent of our investments across our organization. In addition, we may in the future enter into arrangements to acquire or invest in markets adjacent to those we serve today or in entirely new verticals. Furthermore, our Board of Directors may, from time to time, authorize our management to repurchase shares of our Class A common stock in open market transactions, privately negotiated transactions or otherwise.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$3,342	$3,807
Net cash used in investing activities	(10,471)	(5,475)
Net cash used in financing activities	(431)	(1,062)
Net decrease in cash, cash equivalents and restricted cash	$(7,560)	$(2,730)
Cash Provided by Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our software solutions. Our primary uses of cash from operating activities are for personnel-related expenditures and fees paid to third-party service providers associated with delivering certain of our Value+ services.
For the three months ended March 31, 2018, cash provided by operating activities was $3.3 million resulting from net income of $4.3 million, adjusted by non-cash charges of $4.9 million and offset by a net decrease in our operating assets and liabilities of $5.9 million. The non-cash charges primarily consist of $3.5 million of depreciation and amortization of our property and equipment and capitalized software development costs and $1.3 million of stock-based compensation. The net decrease in our operating assets and liabilities was mostly attributable to a $3.8 million decrease in accrued employee expenses, a $1.3 million decrease in deferred revenue and a $1.1 million increase in accounts receivable primarily driven by growth in our Value+ services. The decrease in our operating assets and liabilities was partially offset by an increase in accrued expenses of $0.6 million.

For the three months ended March 31, 2017, cash provided by operating activities was $3.8 million resulting from net income of $0.7 million, adjusted by non-cash charges of $4.1 million and a net decrease in our operating assets and liabilities of $1.0 million. The non-cash charges primarily consist of $3.0 million of depreciation and amortization of our property and equipment and capitalized software and $1.1 million of stock-based compensation. The net decrease in our operating assets and liabilities was mostly attributable to a $1.7 million decrease in accrued employee expenses and a $1.3 million increase in accounts receivable primarily driven by growth in our Value+ services. The decrease in our operating assets and liabilities was partially offset by an increase in deferred revenue of $1.1 million in line with our increased revenues, an increase in accrued expenses of $0.5 million and a decrease in prepaid expenses and other current assets of $0.4 million.
Cash Used in Investing Activities
Cash used in investing activities is generally comprised of purchases, maturities and sales of investment securities, additions to capitalized software development costs and capital expenditures.
For the three months ended March 31, 2018, investing activities used $10.5 million in cash primarily as a result of $15.6 million of investment securities purchased, partially offset by $8.3 million of maturities of investment securities. In addition, we incurred capitalized software development costs of $2.9 million for the continued investment in our software development, and capital expenditures of $0.3 million to purchase property and equipment for the continued growth and expansion of our business.
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
Cash Used in Financing Activities
Cash used in financing activities is generally comprised of proceeds from the exercise of stock options, net share settlement for employee tax withholdings associated with the vesting of restricted stock units, or RSUs, and activities associated with the Revolving Facility.
For the three months ended March 31, 2018, financing activities used $0.4 million in cash primarily as a result of net share settlements for employee tax withholdings associated with the vesting of RSUs of $0.9 million, partially offset by proceeds from stock option exercises of $0.5 million.

For the three months ended March 31, 2017, financing activities used $1.1 million in cash primarily as a result of net share settlements for employee tax withholdings associated with the vesting of RSUs of $1.2 million, partially offset by proceeds from stock option exercises of $0.1 million.
Contractual Obligations and Other Commitments

There have been no material changes to our contractual obligations and other commitments as disclosed in our Annual Report.
Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Our Condensed Consolidated Financial Statements and the related notes are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Except for the accounting policies for revenue recognition and deferred commissions that were updated as a result of adopting ASU 2014-09, there have been no changes to our critical accounting policies and estimates described in the Annual Report that have had a material impact on our Condensed Consolidated Financial Statements and related notes.

Revenue Recognition
We generate revenue from our customers primarily for subscriptions to access our core solutions and Value+ services for our cloud-based property management and legal software solutions. Revenue is recognized upon transfer of control of promised products or services in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct, distinct within the context of the contract, and accounted for as separate performance obligations. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. We have applied the practical expedient to recognize revenue in proportion to the amount we have the right to invoice for certain core solutions and Value+ services revenue as that amount corresponds directly with our performance completed to date.
Contracts with Multiple Performance Obligations
Many of our contracts with customers contain multiple performance obligations. For these contracts, the performance obligations include access and use of the core solution, implementation services, and customer support. We account for individual performance obligations separately if they are distinct. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.
The transaction price is allocated to each performance obligation on a relative standalone selling price basis. Judgment is required to determine the standalone selling price for each distinct performance obligation. We typically have more than one standalone selling price for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, we determine the standalone selling price based on our overall pricing objectives, taking into consideration customer demographics and other factors. Fees are fixed based on rates specified in the subscription agreements, which do not provide for any refunds or adjustments. In determining the transaction price, we have applied the practical expedient which allows us not to adjust the consideration for the effects of the time value of money as the time between when we transfer the promised good or service to a customer and when a customer pays is one year or less. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less.
Deferred Costs
Deferred costs, which primarily consist of sales commissions, are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be three years. We do not pay commissions for contract renewals. We determined the period of benefit by taking into consideration our customer contract term, the useful life of our internal-use software, average customer life, and other factors.

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies of our Condensed Consolidated Financial Statements.
Item 3. Qualitative and Quantitative Disclosure about Market Risk
Interest Rate Risk
At March 31, 2018, we had cash and cash equivalents of $8.5 million consisting of bank deposits and money market funds, and $59.3 million of investment securities which are comprised of fixed rate debt securities and certificates of deposit. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
As of March 31, 2018, a hypothetical 100 basis point decrease in interest rates would have resulted in an increase in the fair value of our investment securities of approximately $0.5 million, and a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investment securities of approximately $0.5 million. This estimate is based on a sensitivity model which measures an instant change in interest rates by 1% or 100 basis points at March 31, 2018.
The borrowings under the Revolving Facility are at variable interest rates. However, there was no outstanding balance under the Revolving Facility as of March 31, 2018. Accordingly, a hypothetical change in interest rates would not have impacted our debt service obligations as of March 31, 2018.
Inflation Risk
We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in inflation rates.
As of March 31, 2018, there were no other material changes in the market risks described in the section of the Annual Report entitled “Quantitative and Qualitative Disclosure of Market Risk.”
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
Changes in Internal Control over Financial Reporting
Except as set forth below, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the three months ended March 31, 2018, we implemented changes to our processes in response to the adoption of the new revenue recognition standard that became effective January 1, 2018. This has resulted in changes to our internal controls over evaluating customer contracts and accounting for and disclosing of deferred costs. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of our internal control over financial reporting.

Inherent Limitations on Effectiveness of Disclosure Controls
In designing and evaluating our disclosure controls and procedures, our management recognizes that no evaluation of controls can provide absolute assurance that all control issues within a company have been detected. In addition, the design of disclosure controls and procedures must reflect the fact that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure controls system are met.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in various legal proceedings arising from or related to claims incident to the ordinary course of our business activities, including actions with respect to intellectual property, employment and contractual matters. Although the results of such legal proceedings and claims cannot be predicted with certainty, we believe that we are not currently a party to any legal proceeding(s) which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows. However, regardless of the merit of any claims raised or the ultimate outcome, legal proceedings may generally have an adverse impact on us as a result of defense and settlement costs, diversion of management resources, and other factors.
Item 1A. Risk Factors
An investment in our Class A common stock involves risks. Before making an investment decision, you should carefully consider all of the information in this Quarterly Report, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Condensed Consolidated Financial Statements and related notes. In addition, you should carefully consider the risks and uncertainties described in the section entitled “Risk Factors” in our Annual Report, which was filed with the SEC on February 26, 2018, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that case, the trading price of our Class A common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results and prospects.
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

AppFolio, Inc.

Date:	April 30, 2018	By:	/s/ Ida Kane
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