Form 10-Q
period 2018-06-30
APPFOLIO INC
filed 2018-07-30
CIK 1433195

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018.
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

As of July 23, 2018, the number of shares of the registrant’s Class A common stock outstanding was 15,644,794 and the number of shares of the registrant’s Class B common stock outstanding was 18,577,300.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, or this Quarterly Report, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements are subject to considerable risks and uncertainties. Forward-looking statements include all statements that are not statements of historical facts contained in this Quarterly Report and can be identified by words such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “could,” “will,” “would” or similar expressions and the negatives of those expressions. In particular, forward-looking statements contained in this Quarterly Report relate to, among other things, our future or assumed financial condition, results of operations, business forecasts and plans, seasonality and other trends affecting our business, capital needs and financing plans, including our potential repurchase of shares, research and product development plans, services provided, the expansion of these services, growth in the size of our business and number of customers, strategic plans and objectives, acquisitions and investments, and the application of accounting guidance. We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report.

Forward-looking statements represent our management’s current beliefs and assumptions based on information currently available. Forward-looking statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks and uncertainties in greater detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report and in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, or our Annual Report, as well as in our other filings with the Securities and Exchange Commission, or the SEC. You should read this Quarterly Report, and the other documents that we have filed with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

APPFOLIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par values)

	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$18,010	$16,109
Investment securities—current	34,710	29,800
Accounts receivable, net	5,554	3,387
Prepaid expenses and other current assets	6,253	4,546
Total current assets	64,527	53,842
Investment securities—noncurrent	22,550	22,401
Property and equipment, net	6,528	6,696
Capitalized software, net	18,392	17,609
Goodwill	6,737	6,737
Intangible assets, net	1,140	1,725
Other assets	4,084	1,238
Total assets	$123,958	$110,248
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,840	$610
Accrued employee expenses	8,772	10,710
Accrued expenses	5,759	4,289
Deferred revenue	3,791	7,080
Other current liabilities	1,751	1,223
Total current liabilities	21,913	23,912
Other liabilities	1,067	1,257
Total liabilities	22,980	25,169
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000 authorized and no shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Class A common stock, $0.0001 par value, 250,000 shares authorized as of June 30, 2018 and December 31, 2017; 15,638 and 14,879 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively;	2	1
Class B common stock, $0.0001 par value, 50,000 shares authorized as of June 30, 2018 and December 31, 2017; 18,577 and 19,102 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively;	2	3
Additional paid-in capital	153,752	152,531
Accumulated other comprehensive loss	(289)	(209)
Accumulated deficit	(52,489)	(67,247)
Total stockholders’ equity	100,978	85,079
Total liabilities and stockholders’ equity	$123,958	$110,248
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$47,240	$35,877	$89,580	$68,003
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	17,729	13,701	34,342	26,694
Sales and marketing	7,625	7,192	15,030	14,299
Research and product development	5,750	4,002	11,083	7,631
General and administrative	5,248	5,101	10,564	9,905
Depreciation and amortization	3,579	3,114	7,079	6,110
Total costs and operating expenses	39,931	33,110	78,098	64,639
Income from operations	7,309	2,767	11,482	3,364
Other expense, net	(18)	(60)	(21)	(88)
Interest income, net	226	120	402	222
Income before provision for income taxes	7,517	2,827	11,863	3,498
Provision for income taxes	43	30	69	41
Net income	$7,474	$2,797	$11,794	$3,457

Net income per common share:
Basic	$0.22	$0.08	$0.35	$0.10
Diluted	$0.21	$0.08	$0.33	$0.10
Weighted average common shares outstanding:
Basic	34,173	33,838	34,122	33,772
Diluted	35,408	34,928	35,361	34,879
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$7,474	$2,797	$11,794	$3,457
Other comprehensive income (loss):
Changes in unrealized gains (losses) on investment securities	68	(19)	(80)	2
Comprehensive income	$7,542	$2,778	$11,714	$3,459
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Class A		Class B		Capital	Loss	Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	14,879	$1	19,102	$3	$152,531	$(209)	$(67,247)	$85,079
Exercise of stock options	133	—	—		658	—	—	658
Stock-based compensation	—	—	—	—	3,039	—	—	3,039
Vesting of restricted stock units, net of shares withheld for taxes	96	—	—	—	(2,494)	—	—	(2,494)
Vesting of early exercised shares	—	—	—	—	18	—	—	18
Conversion of Class B stock to Class A stock	525	1	(525)	(1)	—	—	—	—
Issuance of restricted stock awards	5	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(80)	—	(80)
Cumulative-effect adjustment resulting from adoption of ASU 2014-09 (Note 2)	—	—	—	—	—	—	2,964	2,964
Net income	—	—	—	—	—	—	11,794	11,794
Balance at June 30, 2018	15,638	$2	18,577	$2	$153,752	$(289)	$(52,489)	$100,978
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash from operating activities
Net income	$11,794	$3,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,079	6,110
Purchased investment premium, net of amortization	94	(104)
Amortization of deferred financing costs	32	32
Loss on disposal of property and equipment	20	89
Stock-based compensation	2,655	2,716
Changes in operating assets and liabilities:
Accounts receivable	(2,168)	(1,721)
Prepaid expenses and other current assets	(559)	(212)
Other assets	(1,062)	(51)
Accounts payable	839	(319)
Accrued employee expenses	(2,040)	576
Accrued expenses	1,433	794
Deferred revenue	(3,289)	399
Other liabilities	226	100
Net cash provided by operating activities	15,054	11,866
Cash from investing activities
Purchases of property and equipment	(580)	(837)
Additions to capitalized software	(5,505)	(5,271)
Purchases of investment securities	(20,832)	(15,597)
Sales of investment securities	5	—
Maturities of investment securities	15,595	7,489
Purchases of intangible assets	—	(1)
Net cash used in investing activities	(11,317)	(14,217)
Cash from financing activities
Proceeds from stock option exercises	658	386
Tax withholding for net share settlement	(2,494)	(1,345)
Proceeds from issuance of debt	63	59
Principal payments on debt	(63)	(59)
Net cash used in financing activities	(1,836)	(959)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,901	(3,310)
Cash, cash equivalents and restricted cash
Beginning of period	16,537	11,126
End of period	$18,438	$7,816

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$462	$223
Additions of capitalized software included in accrued employee expenses	476	385
Stock-based compensation capitalized for software development	502	345

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts shown above (in thousands):

	June 30, 2018	June 30, 2017
Cash and cash equivalents	$18,010	$7,389
Restricted cash included in other assets	428	427
Total cash, cash equivalents and restricted cash	$18,438	$7,816

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
1. Nature of Business
AppFolio, Inc. (“we,” "us" or "our") provides industry-specific, cloud-based software solutions to the real estate market, which comprises a significant majority of our revenue, as well as to the legal market, and we intend to enter new vertical markets over time. We serve small and medium-sized businesses (“SMBs”) in the property management industry and solo practitioners and small law firms in the legal industry. We refer to solo practitioners and small law firms as SMBs in connection with our legal vertical in these financial statements. Our solutions are designed to be a system of record to automate essential business processes, a system of engagement to enhance business interactions between our customers and their clients and vendors, and, increasingly, a system of intelligence to anticipate, influence, and optimize customer experiences using data to take action in real time.
2. Summary of Significant Accounting Policies
Basis of Presentation and Significant Accounting Policies
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report filed with the Securities and Exchange Commission ("SEC") on February 26, 2018. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim Condensed Consolidated Financial Statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the Condensed Consolidated Financial Statements. The operating results for the six months ended June 30, 2018 are not necessarily indicative of the results expected for the full year ending December 31, 2018.
Changes in Accounting Policies
On January 1, 2018, we adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (as amended, "ASU 2014-09"), and have revised certain related accounting policies in connection with revenue recognition and deferred costs, as follows:
Revenue Recognition
We generate revenue from our customers primarily for subscriptions to access our core solutions and Value+ services for our cloud-based property management and legal software solutions. Revenue is recognized upon transfer of control of promised services in an amount that reflects the consideration we expect to receive in exchange for those services. We enter into contracts that can include various combinations of services, which are generally capable of being distinct, distinct within the context of the contract, and accounted for as separate performance obligations. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. We have applied the practical expedient to recognize revenue in proportion to the amount we have the right to invoice for certain core solutions and Value+ services revenue as that amount corresponds directly with our performance completed to date. Refer to Note 9, Revenue and Other Information for the disaggregated breakdown of revenues between core solutions, Value+ services and other revenues.
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
We work with third party partners to provide certain of our Value+ services. For these Value+ services, we evaluate whether we are the principal, and report revenues on a gross basis, or the agent, and report revenues on a net basis. In this assessment we consider if we obtain control of the specified services before they are transferred to the customer, as well as other indicators such as whether we are the party primarily responsible for fulfillment, and whether we have discretion in establishing price.
Other Revenues
Other revenues include one-time services related to implementation and data migration of our core solutions, website design services and online vacancy advertising services offered to legacy RentLinx customers. The fees for implementation and data migration services are billed upon signing our core subscription contract and are not recognized until the core solution is accessible and fully functional for our customer's use. Our website design services are billed when the website design is completed and delivered to the customer. The online vacancy advertising services revenue includes a combination of monthly subscription revenue, which is billed in advance and deferred over the subscription period, and verified leads and clicks for online rental vacancies, which are billed when the services have been rendered and are recognized upon completion of the services.
Contracts with Multiple Performance Obligations
Many of our contracts with customers contain multiple performance obligations. For these contracts, the performance obligations include access and use of our core solutions, implementation services, and customer support. We account for individual performance obligations separately if they are distinct. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.
The transaction price is allocated to each performance obligation on a relative standalone selling price basis. Judgment is required to determine the standalone selling price for each distinct performance obligation. We typically have more than one standalone selling price for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, we determine the standalone selling price based on our overall pricing objectives, taking into consideration customer demographics and other factors. Fees are fixed based on rates specified in the subscription agreements, which do not provide for any refunds or adjustments. In determining the transaction price, we have applied the practical expedient which allows us not to adjust the consideration for the effects of the time value of money as the time between when we transfer the promised service to a customer and when a customer pays is one year or less. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less.
Deferred Revenues
We record deferred revenues when cash payments are received in advance of our performance. The decrease in the deferred revenue balance for the six months ended June 30, 2018 is primarily driven by $5.5 million of revenues recognized that were included in the deferred revenue balance at the beginning of the period, offset by cash payments received in advance of satisfying our performance obligations.
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
Deferred costs were $4.9 million as of June 30, 2018, of which $2.1 million is included in prepaid expenses and other current assets and $2.8 million is included in other assets in the accompanying Condensed Consolidated Balance Sheets. Amortization expense for deferred costs was $0.5 million and $0.8 million for the three and six months ended June 30, 2018, respectively. For the six months ended June 30, 2018, no impairments were identified in relation to the costs capitalized for the period presented.
Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. On an ongoing basis, management evaluates its estimates based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.
Net Income per Common Share
The net income per common share was the same for shares of our Class A and Class B common stock because they are entitled to the same liquidation and dividend rights and are therefore combined in the table below. The following table presents a reconciliation of our weighted average number of shares of our Class A and Class B common stock used to compute net income per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average common shares outstanding	34,186	33,871	34,136	33,809
Less: Weighted average unvested restricted shares subject to repurchase	13	33	14	37
Weighted average common shares outstanding; basic	34,173	33,838	34,122	33,772

Weighted average common shares outstanding; basic	34,173	33,838	34,122	33,772
Plus: Weighted average options, restricted stock units and restricted shares used to compute diluted net income per common share	1,235	1,090	1,239	1,107
Weighted average common shares outstanding; diluted	35,408	34,928	35,361	34,879
Approximately 601,000 and 670,000 shares for the six month periods ended June 30, 2018 and 2017, respectively, of both performance based options ("PSOs") and performance based restricted stock units ("PSUs") are not included in the computations of diluted and anti-dilutive shares as they are considered contingently issuable upon the satisfaction of pre-defined performance measures and their respective performance measures have not been met.
The following table presents the number of anti-dilutive common shares excluded from the calculation of weighted average number of shares used to compute diluted net income per common share for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Options to purchase common stock	—	—	—	4
Unvested restricted stock units	1	8	—	22
Contingent restricted stock units(1)	4	15	4	15
Total shares excluded from diluted net income per common share	5	23	4	41
(1) The reported shares are based on fixed price restricted stock unit (“RSU”) commitments for which the number of shares was not determined at the grant date. For the purposes of this table, the number of shares has been determined by dividing the fixed price commitment to issue shares in the future by the closing price of our common stock as of the applicable reporting period date.
Recently Adopted Accounting Pronouncements
We meet the definition of an emerging growth company under the Jumpstart our Business Startups Act (the “JOBS Act”). We have irrevocably elected to opt out of the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 107(b) of the JOBS Act.
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

The following tables summarize the current period impacts of adopting the New Revenue Standard on our Condensed Consolidated Financial Statements (in thousands):

Condensed Consolidated Balance Sheet:

	June 30, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Adoption
Assets
Prepaid expenses and other current assets	$6,253	$4,208	$2,045
Other assets	4,084	1,242	2,842

Equity
Accumulated deficit	$(52,489)	$(57,376)	$4,887

Condensed Consolidated Statements of Operations:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Adoption	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Adoption
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$17,729	$17,785	$(56)	$34,342	$34,464	$(122)
Sales and marketing	7,625	8,162	(537)	15,030	16,831	(1,801)
Total costs and operating expenses	39,931	40,524	(593)	78,098	80,021	(1,923)
Income from operations	7,309	6,716	593	11,482	9,559	1,923
Income before provision for income taxes	7,517	6,924	593	11,863	9,940	1,923
Net income	$7,474	$6,924	$550	$11,794	$9,871	$1,923

Net income per common share:
Basic	$0.22	$0.20	$0.02	$0.35	$0.29	$0.06
Diluted	$0.21	$0.20	$0.01	$0.33	$0.28	$0.05

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which provides cash flow statement classification guidance for debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. We adopted ASU 2016-15 effective January 1, 2018. The adoption of this guidance did not have a material impact on our statements of cash flows.
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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which eliminates Step 2 from the goodwill impairment test. The annual, or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for public entities for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on dates after January 1, 2017. We early adopted ASU 2017-04 effective January 1, 2018. The adoption of this guidance did not have a material impact on our financial condition, results of operations, cash flows or disclosures.

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
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We anticipate this guidance will have a material impact on our consolidated financial statements. While we are continuing to assess all potential impacts of this guidance, we currently believe the most significant impact relates to our accounting and reporting of our operating leases on our balance sheet.

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

In March 2017, the FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, ASU 2017-08 requires the premium to be amortized to the earliest call date. ASU 2017-08 does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public companies, ASU 2017-08 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We do not expect the adoption of this guidance to have a material impact on our financial condition, results of operations, cash flows or disclosures since our current accounting policy is consistent with ASU 2017-08.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). This amendment expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees and is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018. We are currently in the process of evaluating the impact that this guidance will have on our financial condition, results of operations, cash flows and disclosures.

3. Investment Securities and Fair Value Measurements
Investment Securities
Investment securities classified as available-for-sale consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$36,825	$1	$(239)	$36,587
Agency securities	10,325	1	(44)	10,282
Certificates of deposit	1,737	—	(2)	1,735
Treasury securities	8,662	—	(6)	8,656
Total available-for-sale investment securities	$57,549	$2	$(291)	$57,260

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$38,383	$—	$(166)	$38,217
Agency securities	11,045	—	(42)	11,003
Certificates of deposit	2,982	1	(2)	2,981
Total available-for-sale investment securities	$52,410	$1	$(210)	$52,201
As of June 30, 2018, the unrealized losses on investment securities which have been in a net loss position for twelve months or greater were not material. These unrealized losses are considered temporary and there were no impairments considered to be "other-than-temporary" based on our evaluation of available evidence, which includes our intent to hold these investments to maturity or until a recovery of the cost basis.
At June 30, 2018 and December 31, 2017, the contractual maturities of our investments did not exceed 36 months. The fair values of available-for-sale investment securities, by remaining contractual maturity, are as follows (in thousands):

	June 30, 2018		December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$34,822	$34,710	$29,850	$29,800
Due after one year through three years	22,727	22,550	22,560	22,401
Total available-for-sale investment securities	$57,549	$57,260	$52,410	$52,201

During the six months ended June 30, 2018 and 2017, we had sales and maturities (which includes calls) of investment securities, as follows (in thousands):

	Six Months Ended June 30, 2018
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$—	$—	$—	$10,350
Agency securities	—	—	—	4,000
Certificates of deposit	—	—	—	1,245
Treasury securities	—	—	5	—
Total sales and maturities (including calls) of investment securities	$—	$—	$5	$15,595

	Six Months Ended June 30, 2017
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$—	$—	$—	$5,200
Agency securities	1	—	—	1,044
Certificates of deposit	—	—	—	1,245
Total sales and maturities (including calls) of investment securities	$1	$—	$—	$7,489
Interest income, net of the amortization and accretion of the premium and discount, for the three months ended June 30, 2018 and 2017, was $0.3 million and $0.2 million, respectively and $0.5 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively.
Fair Value Measurements
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables summarize our financial assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, by level within the fair value hierarchy (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$2,455	$—	$—	$2,455
Available-for-sale investment securities:
Corporate bonds	—	36,587	—	36,587
Agency securities	—	10,282	—	10,282
Certificates of deposit	1,735	—	—	1,735
Treasury securities	8,656	—	—	8,656
Total	$12,846	$46,869	$—	$59,715

	December 31, 2017
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$5,524	$—	$—	$5,524
Available-for-sale investment securities:
Corporate bonds	—	38,217	—	38,217
Agency securities	—	11,003	—	11,003
Certificates of deposit	2,981	—	—	2,981
Total	$8,505	$49,220	$—	$57,725
The carrying amounts of cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.
There were no changes to our valuation techniques used to measure financial asset and financial liability fair values on a recurring basis during the six months ended June 30, 2018. The valuation techniques for the financial assets in the tables above are as follows:
Cash Equivalents
As of June 30, 2018 and December 31, 2017, cash equivalents include cash invested in money market funds. Fair value is based on market prices for identical assets.
Available-for-Sale Investment Securities
The fair values of our corporate bonds and agency securities are based on pricing determined using inputs other than quoted prices that are observable either directly or indirectly, such as yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. The fair values of our certificates of deposit and treasury securities are based on market prices for identical assets.
Non-Recurring Fair Value Measurements
Certain assets, including goodwill, intangible assets and our note receivable with SecureDocs, are also subject to measurement at fair value on a non-recurring basis using Level 3 measurement, but only when they are deemed to be impaired as a result of an impairment test. For the six months ended June 30, 2018 and 2017, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.
4. Internal-Use Software Development Costs
Internal-use software development costs as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30, 2018	December 31, 2017
Internal use software development costs, gross	$50,504	$44,626
Less: Accumulated amortization	(32,112)	(27,017)
Internal use software development costs, net	$18,392	$17,609

Capitalized software development costs for the three months ended June 30, 2018 and 2017 were $3.1 million and $2.6 million, respectively, and $6.1 million and $5.5 million for the six months ended June 30, 2018 and 2017, respectively. Amortization expense with respect to software development costs totaled $2.7 million and $2.2 million for the three months ended June 30, 2018 and 2017, respectively, and $5.3 million and $4.3 million for the six months ended June 30, 2018 and 2017, respectively.

Future amortization expense with respect to capitalized software development costs as of June 30, 2018 is estimated as follows (in thousands):

Years Ending December 31,
2018	$5,217
2019	8,102
2020	4,261
2021	812
Total amortization expense	$18,392

5. Intangible Assets
Intangible assets consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$790	$(594)	$196
Technology	4,811	(4,273)	538
Trademarks	930	(590)	340
Partner relationships	680	(680)	—
Non-compete agreements	40	(40)	—
Domain names	273	(273)	—
Patents	285	(219)	66
	$7,809	$(6,669)	$1,140

	December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$790	$(538)	$252
Technology	4,811	(3,871)	940
Trademarks	930	(539)	391
Partner relationships	680	(623)	57
Non-compete agreements	40	(37)	3
Domain names	273	(273)	—
Patents	285	(203)	82
	$7,809	$(6,084)	$1,725
Amortization expense with respect to intangible assets for the three months ended June 30, 2018 and 2017 was $0.3 million and $0.4 million, respectively, and $0.6 million and $0.7 million for the six months ended June 30, 2018 and 2017, respectively.

Future amortization expense with respect to intangible assets as of June 30, 2018 is estimated as follows (in thousands):

Years Ending December 31,
2018	$344
2019	352
2020	259
2021	124
2022	61
Total amortization expense	$1,140
6. Commitments and Contingencies
Lease Obligations
As of June 30, 2018, we had operating lease obligations of approximately $7.9 million through 2022. We recorded rent expense of $0.5 million for the three months ended June 30, 2018 and 2017 and $1.1 million and $1.0 million for the six months ended June 30, 2018 and 2017, respectively.
On July 27, 2018, we entered into a new lease agreement (the "Lease") with Nassau Land Company, L.P. (the "Landlord"), to lease approximately 86,000 square feet of office space located at 70 Castilian Drive in Santa Barbara, California (the "Premises"), which is directly adjacent to our corporate headquarters.
The term of the Lease is 10 years, beginning on the date on which the Landlord turns over possession of the Premises (the "Commencement Date"), and ending on the tenth anniversary of the Commencement Date. The term may be extended for two additional five year terms at our election.
Beginning six months after the Commencement Date (the "First Rent Commencement Date"), we will pay a base rent of approximately $80,000 per month for 60% of the Premises. Beginning twelve months after the First Rent Commencement Date, we will pay a base rent of approximately $107,000 per month for 80% of the Premises. Beginning fifteen months after the First Rent Commencement Date, we will pay a base rent of approximately $134,000 per month for 100% of the Premises. The base rent will increase 3% annually, with the first such increase effective on the first day of the thirteenth month following the First Rent Commencement Date.
On July 27, 2018, we also entered into a lease amendment for 90 Castilian Drive in Santa Barbara, California. This amendment extends the term of the lease from November 2020 to April 2023. The term may be extended for two additional three year terms at our election. The total commitment under this lease extension is $1.8 million. All other terms and conditions from the original lease and previous amendments remain the same.
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
As of June 30, 2018 and December 31, 2017, we had no outstanding balance and were in compliance with the financial covenants under the Revolving Facility.

Legal Liability to Landlord Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc., which was established to provide our customers with the option to purchase legal liability to landlord insurance. If our customers choose to use this insurance service, they are issued an insurance policy underwritten by our third-party service provider. The policy has a limit of $100,000 per incident for each insured residence. We have entered into a reinsurance agreement with our third-party service provider and, as a result, we assume a 100% quota share of the legal liability to landlord insurance provided to our customers through our third-party service provider. In cost of revenue, we accrue the expense for reported claims and an estimate of losses incurred but not reported by our property manager customers, as we bear the risk related to all such claims. Our liability for reported claims and incurred but not reported claims as of June 30, 2018 and December 31, 2017 was $0.8 million and $0.5 million, respectively, and is included in other current liabilities on the Condensed Consolidated Balance Sheets.
Included in other current assets as of June 30, 2018 and December 31, 2017, are $1.0 million and $1.8 million, respectively, of deposits held with a third party related to requirements to maintain collateral for this insurance service.

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
Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of any applicable agreements, services to be provided by us, or intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses and is indeterminable. We have never paid a material claim, nor have any legal claims been brought against us in connection with these indemnification arrangements. As of June 30, 2018 and December 31, 2017, we had not accrued a liability for these indemnification arrangements because we determined that the likelihood of incurring any payment obligation, in connection with these indemnification arrangements is not probable or reasonably possible and the amount or range of amounts of any such liability is not reasonably estimable.
7. Stock-Based Compensation
Stock Options
A summary of our stock option activity for the six months ended June 30, 2018, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years
Options outstanding as of December 31, 2017	1,692	$10.81	7.3
Options granted	—	—
Options exercised	(133)	4.94
Options cancelled/forfeited	(2)	8.96
Options outstanding as of June 30, 2018	1,557	$11.32	7.1
Included in the options outstanding as of June 30, 2018 are 172,000 and 250,000 PSOs granted in 2017 and 2016, respectively. Vesting of these PSOs is based on the achievement of pre-established performance targets for each of the years ending December 31, 2018 and 2019, and continued employment throughout the performance period. Of the PSOs granted during 2017, 132,000 shares vest based on the achievement of a pre-established free cash flow performance target for the year ending December 31, 2019, and assume achievement of the performance metric at the maximum level, which is 150% of the performance target, resulting in a maximum payout of 100% of the initial target award. The remaining 40,000 PSOs granted during 2017 have a pre-established adjusted gross margin target for the year ending December 31, 2019. PSOs tied to the gross margin performance target have two levels of vesting, with 50% vesting based on the achievement of 110% of the targeted amount and the remaining 50% vesting based on the achievement of 115% of the targeted amount. The 250,000 PSOs granted in 2016 vest based on the achievement of a pre-established free cash flow performance target for the year ending December 31, 2018, and assume achievement of the performance metric at the maximum level, which is 150% of the performance target.
During the six months ended June 30, 2018, 250,000 PSOs vested based on the achievement of 150% of the pre-established free cash flow performance target for the year ended December 31, 2017. No expense was recognized related to the PSOs that vested during the six months ended June 30, 2018, as all expense was recognized as of December 31, 2017.
We recognize expense for the PSOs based on the grant date fair value of the PSOs that we determine are probable of vesting. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSOs that are probable of vesting. Our stock-based compensation expense for stock options, including the PSOs, for the three months ended June 30, 2018 and 2017, was $0.3 million and $0.7 million, respectively, and $0.6 million and $1.2 million for the six months ended June 30, 2018 and 2017, respectively.
The fair value of stock options is estimated on their date of grant using the Black-Scholes option-pricing model. No stock options were granted during the six months ended June 30, 2018. The following table summarizes information relating to our stock options granted during the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Stock options granted (in thousands)	40	172
Weighted average exercise price per share	$27.95	$24.77
Weighted average grant-date fair value per share	$10.52	$9.58
Weighted average Black-Scholes model assumptions:
Risk-free interest rate	1.95%	2.02%
Expected term (in years)	6.3	6.4
Expected volatility	34%	35%
Expected dividend yield	—	—

As of June 30, 2018, the total estimated remaining stock-based compensation expense for unvested stock options, including the PSOs, was $1.1 million, which is expected to be recognized over a weighted average period of 1.2 years.
Restricted Stock Units
A summary of activity in connection with our RSUs for the six months ended June 30, 2018 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2017	598	$19.75
Granted	209	40.88
Vested	(154)	16.22
Forfeited	(21)	25.17
Unvested as of June 30, 2018	632	$27.42

During the six months ended June 30, 2018, we granted a total of 209,000 RSUs: 135,000 RSUs vest annually over four years; 59,000 PSUs vest based on the achievement of a pre-established consolidated net revenue growth target for each of the years ending December 31, 2018, 2019 and 2020; and 15,000 PSUs were granted and vested as a result of the achievement of a pre-established free cash flow performance target for the year ended December 31, 2017. The number of PSUs granted, as included in the above table, assumes achievement of the performance metric at 100% of the performance target. The actual number of shares to be issued at the end of the performance period will range from 0% to 100% of the initial target awards. Achievement of the performance target between 100% and 150% of the performance target will result in a performance based cash bonus payment between 100% and 165% of the initial target awards.

During the six months ended June 30, 2018, 30,000 of the PSUs vested based on the achievement of 150% of the pre-established free cash flow performance target for the year ended December 31, 2017, and an additional 15,000 PSUs were granted and vested as a result of the achievement of the 2016 performance metric as confirmed by our Board of Directors. No expense was recognized related to the PSUs that vested during the six months ended June 30, 2018, as all expense was recognized as of December 31, 2017.
Included in the unvested RSUs as of June 30, 2018 are 95,000 and 27,000 PSUs granted in 2017 and 2016, respectively. Vesting of these PSUs is based on the achievement of pre-established free cash flow performance targets for each of the years ending December 31, 2018 and 2019, and continued employment throughout the performance period. The number of PSUs granted assumes achievement of the performance metric at 100% of the performance target. For the PSUs granted in 2017, the actual number of shares to be issued at the end of the performance period will range from 0% to 165% of the initial target award. For the PSUs granted in 2016, the actual number of shares to be issued at the end of the performance period will range from 0% to 150% of the initial target award.
We recognize expense for the PSUs based on the grant date fair value of the PSUs that we determine are probable of vesting. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSUs that are probable of vesting. Our stock-based compensation expense for the RSUs and PSUs for the three months ended June 30, 2018 and 2017, was $1.2 million and $1.0 million, respectively, and $2.4 million and $1.6 million for the six months ended June 30, 2018 and 2017, respectively.
As of June 30, 2018, the total estimated remaining stock-based compensation expense for the RSUs and PSUs was $12.6 million, which is expected to be recognized over a weighted average period of 2.4 years.
Restricted Stock Awards
A summary of activity in connection with our restricted stock awards for the six months ended June 30, 2018, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2017	16	$20.93
Granted	5	61.05
Vested	(12)	26.18
Forfeited	—	—
Unvested as of June 30, 2018	9	$35.62
We have the right to repurchase any unvested restricted stock awards subject to certain conditions. Restricted stock awards vest over a four-year period for employees and a one-year period for non-employee directors. We recognized stock-based compensation expense for restricted stock awards of $83,000 and $88,000 for the three months ended June 30, 2018 and 2017, respectively, and $166,000 and $189,000 for the six months ended June 30, 2018 and 2017, respectively.
As of June 30, 2018, the total estimated remaining stock-based compensation expense for unvested restricted stock awards with a repurchasing right was $318,000 which is expected to be recognized over a weighted average period of 1.0 years.
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
For the three and six months ended June 30, 2018, we recorded income tax expense of $43,000 and $69,000, respectively, on pre-tax income of $7.5 million and $11.9 million, respectively, for an effective tax rate of 0.6% for both periods. The income tax expense is based on our payments of state minimum and franchise taxes, and the amortization of tax deductible goodwill that is not an available source of income to realize the deferred tax asset.
For the three and six months ended June 30, 2017, we recorded income tax expense of $30,000 and $41,000, respectively, on pre-tax income of $2.8 million and $3.5 million, respectively, for an effective tax rate of 1.1% and 1.2%, respectively. The income tax expense is based on our payments of state minimum taxes and the amortization of tax deductible goodwill that is not an available source of income to realize the deferred tax asset.

We have recorded a full valuation allowance related to our NOLs, credit carryforwards, and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. To the extent we determine that all, or a portion of, our valuation allowance is no longer necessary, we will reverse the valuation allowance and recognize an income tax benefit in the reported financial statement earnings in that period. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current financial statement tax provision in future periods. We believe that there is a possibility that, within the next twelve months, sufficient positive evidence may become available to allow us to reach a conclusion that some or all of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain net deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the timing and amount of the valuation allowance release are subject to change on the basis of the level of company profitability and other factors.
9. Revenue and Other Information
The following table presents our revenue categories for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Core solutions	$16,988	$13,906	$33,193	$27,012
Value+ services	28,752	20,537	53,392	38,301
Other	1,500	1,434	2,995	2,690
Total revenues	$47,240	$35,877	$89,580	$68,003

Our revenue is generated primarily from customers in the United States. All of our property and equipment is located in the United States.
10. Subsequent Events
On July 27, 2018, we entered into a new lease agreement to lease approximately 86,000 square feet of office space located at 70 Castilian Drive in Santa Barbara, California.
On July 27, 2018, we also entered into a lease amendment for 90 Castilian Drive in Santa Barbara, California. This amendment extends the lease term term from November 2020 to April 2023.
For additional information regarding the new and amended lease agreements, refer to Note 6, Commitments and Contingencies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report and in our Annual Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in the section entitled “Risk Factors” of our Annual Report, as well as our other public filings with the SEC. Please also refer to the section of this Quarterly Report entitled "Cautionary Note Regarding Forward-Looking Statements" for additional information.
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
To date, we have experienced rapid revenue growth due to our investments in research and product development, sales and marketing, customer service and support, and infrastructure. We intend to continue to invest in growth across our organization as we expand in our current markets, adjacent markets and enter into new verticals. These investments to grow our business will continue to increase our costs and operating expenses on an absolute basis. Many of these investments will occur in advance of our realization of revenue or any other benefit, which will make it difficult to determine if we are allocating our resources efficiently. We expect our operating margins will improve over the long term, but this trend may be interrupted from time to time as a result of accelerated investment opportunities occurring in advance of realization of revenue.
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
Today our property manager customers directly and indirectly account for more than 90% of our annual revenue. We define our property manager customer base as the number of customers subscribing to our core solutions. Customer count and property manager units under management are summarized in the table below:

	Quarter Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2018		2017
Property manager	12,317	12,030	11,708	11,258	10,820	10,468
Property manager units under management (in millions)	3.55	3.40	3.25	3.08	2.93	2.83

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
Our legal customers directly and indirectly account for less than 10% of our annual revenue. We define our legal customer base as the number of customers subscribing to our core solutions, exclusive of free trial periods. Legal customer count is summarized in the table below:

	Quarter Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2018		2017
Legal	10,001	9,706	9,349	9,128	8,913	8,676
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
We also offer assistance to our customers with on-boarding to our core solutions, as well as website design services. We generally invoice our customers for these other services in advance of the services being completed. We recognize revenue for these other services upon completion of the related service. We also generate revenue from legacy RentLinx customers by providing services that allow these customers to advertise rental houses and apartments online. Revenue derived from customers using the RentLinx services outside of our property manager core solution platform is recorded in other revenue.
Costs and Operating Expenses
Cost of Revenue. Cost of revenue consists of fees paid to third-party service providers associated with delivering certain of our Value+ services, personnel-related costs (including salaries, incentive-based compensation, benefits, and stock-based compensation) for our employees focused on customer service and the support of our operations, platform infrastructure costs (such as data center operations and hosting-related costs), payment processing fees, and allocated shared costs. We typically allocate shared costs across our organization based on headcount within the applicable part of our organization. Cost of revenue excludes depreciation of property and equipment, and amortization of capitalized software development costs and intangible assets. We intend to continue to invest in customer service and support and the expansion of our technology infrastructure as we grow the number of our customers and roll out additional Value+ services. We also intend to expand our Value+ offerings over time, which will impact cost of revenue both in absolute dollars and as an overall percentage of revenue.
Sales and Marketing. Sales and marketing expense consists of personnel-related costs (including salaries, sales commissions, incentive-based compensation, benefits, and stock-based compensation) for our employees focused on sales and marketing, costs associated with sales and marketing activities, and allocated shared costs. Marketing activities include advertising, online lead generation, lead nurturing, customer and industry events, and the creation of industry-related content and collateral. Beginning January 1, 2018, due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, sales commissions and other incremental costs to acquire customers and grow adoption and utilization of our Value+ services by new and existing customers are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be three years. We focus our sales and marketing efforts on generating awareness of our software solutions, creating sales leads, establishing and promoting our brands, and cultivating an educated community of successful and vocal customers. We intend to continue to invest in sales and marketing as we grow to increase the size of our customer base and increase the adoption and utilization of Value+ services by our new and existing customers.
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

Interest Income. Interest income includes interest earned on investment securities, amortization and accretion of the premium and discounts paid from the purchase of investment securities, interest earned on notes receivable and on cash deposited in our bank accounts. Interest expense includes interest paid on outstanding borrowings under the credit agreement with Wells Fargo, as administrative agent, and the lenders that are parties thereto, or the Credit Agreement.
Results of Operations
The following table sets forth our results of operations for the periods presented in dollars (in thousands) and as a percentage of revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Amount	%	Amount	%	Amount	%	Amount	%
Consolidated Statements of Operations Data:
Revenue	$47,240	100.0%	$35,877	100.0%	$89,580	100.0%	$68,003	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization) (1)	17,729	37.5	13,701	38.2	34,342	38.3	26,694	39.3
Sales and marketing (1)	7,625	16.1	7,192	20.0	15,030	16.8	14,299	21.0
Research and product development (1)	5,750	12.2	4,002	11.2	11,083	12.4	7,631	11.2
General and administrative (1)	5,248	11.1	5,101	14.2	10,564	11.8	9,905	14.6
Depreciation and amortization	3,579	7.6	3,114	8.7	7,079	7.9	6,110	9.0
Total costs and operating expenses	39,931	84.5	33,110	92.3	78,098	87.2	64,639	95.1
Income from operations	7,309	15.5	2,767	7.7	11,482	12.8	3,364	4.9
Other expense, net	(18)	—	(60)	(0.2)	(21)	—	(88)	(0.1)
Interest income, net	226	0.5	120	0.3	402	0.4	222	0.3
Income before provision for income taxes	7,517	15.9	2,827	7.9	11,863	13.2	3,498	5.1
Provision for income taxes	43	0.1	30	0.1	69	0.1	41	0.1
Net income	$7,474	15.8%	$2,797	7.8%	$11,794	13.2%	$3,457	5.1%

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$250	$209	$470	$338
Sales and marketing	228	210	438	330
Research and product development	287	182	512	298
General and administrative	572	1,018	1,235	1,750
Total stock-based compensation expense	$1,337	$1,619	$2,655	$2,716

Comparison of the Three and Six Months Ended June 30, 2018 and 2017
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Core solutions	$16,988	$13,906	$3,082	22%	$33,193	$27,012	$6,181	23%
Value+ services	28,752	20,537	8,215	40%	53,392	38,301	15,091	39%
Other	1,500	1,434	66	5%	2,995	2,690	305	11%
Total revenues	$47,240	$35,877	$11,363	32%	$89,580	$68,003	$21,577	32%

Revenue increased $11.4 million, or 32%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, the substantial majority due to the growth in the number of property manager customers and units under management. We experienced a 14% year over year increase in the number of property manager customers and a 21% year over year increase in the number of property management units under management. Revenue from our Value+ services increased by $8.2 million, or 40%, mainly driven by increased usage of our electronic payments services, screening services and legal liability to landlord insurance by a larger property manager customer and unit base. We also experienced growth in each of our other Value+ services during that period. Core solutions revenue increased by $3.1 million, or 22%, mainly attributable to the growth in the number of property manager customers and units under management, as well as strong customer renewal rates.

Revenue increased $21.6 million, or 32%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, the substantial majority due to the growth in the number of property manager customers and units under management. Revenue from our Value+ services increased by $15.1 million, or 39%, mainly driven by increased usage of our electronic payments services, screening services and legal liability to landlord insurance by a larger property manager customer and unit base. We also experienced growth in each of our other Value+ services during that period. Core solutions revenue increased by $6.2 million, or 23%, mainly attributable to the growth in the number of property manager customers and units under management, as well as strong customer renewal rates.
For the three and six months ended June 30, 2018 and 2017, we derived more than 90% of our revenue from our property manager customers.
Cost of Revenue (Exclusive of Depreciation and Amortization)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$17,729	$13,701	$4,028	29%	$34,342	$26,694	$7,648	29%
Percentage of revenue	37.5%	38.2%			38.3%	39.3%
Cost of revenue (exclusive of depreciation and amortization) increased $4.0 million, or 29%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was primarily due to increased expenditures to third parties of $2.0 million directly associated with the increased adoption and utilization of our Value+ services, as evidenced by the 40% increase in Value+ services revenues. There was also an increase in personnel-related costs of $1.3 million due to an increase in headcount to support the continued growth of our business, as well as increased allocated and other costs of $0.7 million driven by increased professional services fees, expanded IT and other expenses supporting our growth.
As a percentage of revenue, cost of revenue (exclusive of depreciation and amortization) fluctuates based on the mix of Value+ services in the period. For the three months ended June 30, 2018 compared to the three months ended June 30, 2017, cost of revenue (exclusive of depreciation and amortization), as a percentage of revenue, improved to 37.5% from 38.2%. This improvement was primarily driven by our ability to increase revenue with a more moderate increase in personnel-related costs and a slight improvement in pricing with our third-party service providers as we continue to grow.

Cost of revenue (exclusive of depreciation and amortization) increased $7.6 million, or 29%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was primarily due to increased expenditures to third parties of $4.1 million directly associated with the increased adoption and utilization of our Value+ services, as evidenced by the 39% increase in Value+ services revenues. There was also an increase in personnel-related costs of $2.2 million due to an increase in headcount to support the continued growth of our business, as well as increased allocated and other costs of $1.3 million driven by increased professional services fees, expanded IT and other expenses supporting our growth.
As a percentage of revenue, cost of revenue (exclusive of depreciation and amortization) fluctuates based on the mix of Value+ services in the period. For the six months ended June 30, 2018 compared to the six months ended June 30, 2017, cost of revenue (exclusive of depreciation and amortization), as a percentage of revenue, improved to 38.3% from 39.3%. This improvement was primarily driven by our ability to increase revenue with a more moderate increase in personnel-related costs and a slight improvement in pricing with our third-party service providers as we continue to grow.
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Sales and marketing	$7,625	$7,192	$433	6%	$15,030	$14,299	$731	5%
Percentage of revenue	16.1%	20.0%			16.8%	21.0%
Sales and marketing expense increased by $0.4 million, or 6%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This increase was primarily due to an increase in allocated and other costs of $0.3 million driven by expanded facilities, IT and other expenses supporting our growth.
Sales and marketing expense increased by $0.7 million, or 5%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This increase was primarily due to an increase in allocated and other costs of $0.5 million driven by expanded facilities, IT and other expenses supporting our growth.
As a percentage of revenue, sales and marketing expense improved to 16.1% from 20.0% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and to 16.8% from 21.0% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. These improvements were primarily driven by our adoption of ASU 2014-09. Under ASU 2014-09, sales commissions and other incremental costs to acquire customers are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be three years. Previously, these costs were expensed as incurred. We intend to continue to invest in sales and marketing as we grow to increase the size of our customer base and increase the adoption and utilization of our Value+ services by our new and existing customers.
Research and Product Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Research and product development	$5,750	$4,002	$1,748	44%	$11,083	$7,631	$3,452	45%
Percentage of revenue	12.2%	11.2%			12.4%	11.2%
Research and product development expense increased $1.7 million, or 44%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was the result of an increase in personnel-related costs, net of capitalized software development costs, of $1.4 million due to headcount growth within our research and product development organization, as well as increased allocated and other costs of $0.3 million driven by expenses supporting our growth.
Research and product development expense increased $3.5 million, or 45%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was the result of an increase in personnel-related costs, net of capitalized software development costs, of $2.6 million due to headcount growth within our research and product development organization, as well as increased allocated and other costs of $0.9 million driven by IT and other expenses supporting our growth.

We intend to continue to invest in research and product development as we continue to introduce additional core functionality to our existing customers, roll out new Value+ services to attract new customers and expand offerings to existing customers, develop new products to serve new or existing customers and expand into adjacent markets or new verticals.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
General and administrative	$5,248	$5,101	$147	3%	$10,564	$9,905	$659	7%
Percentage of revenue	11.1%	14.2%			11.8%	14.6%
General and administrative expense increased $0.1 million, or 3%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was the result of an increase in professional services fees, and allocated and other costs of $0.4 million offset by a decrease in personnel-related costs of $0.3 million.
General and administrative expense increased $0.7 million, or 7%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was the result of an increase in professional services fees, and allocated and other costs of $0.7 million.
Depreciation and Amortization

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Depreciation and amortization	$3,579	$3,114	$465	15%	$7,079	$6,110	$969	16%
Percentage of revenue	7.6%	8.7%			7.9%	9.0%
Depreciation and amortization expense increased $0.5 million, or 15%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was the result of increased amortization expense associated with higher capitalized software development balances.
Depreciation and amortization expense increased $1.0 million, or 16%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was the result of increased amortization expense associated with higher capitalized software development balances.
Interest Income, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Interest income	$226	$120	$106	88%	$402	$222	$180	81%
Percentage of revenue	0.5%	0.3%			0.4%	0.3%
Interest income, net, increased $0.1 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, due to higher investment security balances in the more recent period.
Interest income, net, increased $0.2 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, due to higher investment security balances in the more recent period.

Liquidity and Capital Resources
Cash and Cash Equivalents
As of June 30, 2018, our principal sources of liquidity were cash and cash equivalents and investment securities, which had an aggregate balance of $75.3 million.
Working Capital
As of June 30, 2018, we had working capital of $42.6 million, compared to working capital of $29.9 million as of December 31, 2017. The increase in our working capital was primarily due to an increase in investment securities-current, accounts receivable due to an increase in Value+ revenue and an increase in prepaid and other current assets due to an increase in deferred costs in connection with the adoption of ASU 2014-09, and decreases in accrued employee expenses and deferred revenue.
Revolving Facility
As of June 30, 2018, we had a $25.0 million revolving line of credit, or the Revolving Facility, under the terms of the Credit Agreement. As of both June 30, 2018 and December 31, 2017, we had no outstanding balance and were in compliance with the financial covenants under the Revolving Facility.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$15,054	$11,866
Net cash used in investing activities	(11,317)	(14,217)
Net cash used in financing activities	(1,836)	(959)
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,901	$(3,310)
Cash Provided by Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our software solutions. Our primary uses of cash from operating activities are for personnel-related expenditures and fees paid to third-party service providers associated with delivering certain of our Value+ services.
For the six months ended June 30, 2018, cash provided by operating activities was $15.1 million resulting from net income of $11.8 million, adjusted by non-cash charges of $9.9 million and offset by a net decrease in our operating assets and liabilities of $6.6 million. The non-cash charges primarily consist of $7.1 million of depreciation and amortization of our property and equipment and capitalized software development costs and $2.7 million of stock-based compensation. The net decrease in our operating assets and liabilities was mostly attributable to a $3.3 million decrease in deferred revenue due to an increase in the number of customers invoiced monthly versus annually, a $2.2 million increase in accounts receivable primarily driven by growth in our Value+ services, a $2.0 million decrease in accrued employee expenses due to the payout of accrued employee bonuses, and a $1.1 million increase in other assets due to the capitalization of deferred costs in accordance with ASU 2014-09. The decrease in our operating assets and liabilities was partially offset by an increase in accrued expenses of $1.4 million and an increase in accounts payable of $0.8 million.
For the six months ended June 30, 2017, cash provided by operating activities was $11.9 million resulting from net income of $3.5 million, adjusted by non-cash charges of $8.8 million and offset by a net decrease in our operating assets and liabilities of $0.4 million. The non-cash charges primarily consist of $6.1 million of depreciation and amortization of our property and equipment and capitalized software development costs and $2.7 million of stock-based compensation. The net decrease in our operating assets and liabilities was mostly attributable to a $1.7 million increase in accounts receivable and a $0.3 million decrease in accounts payable. The decrease in our operating assets and liabilities was partially offset by an increase in accrued expenses of $0.8 million, accrued employee expenses of $0.6 million and deferred revenue of $0.4 million.
Cash Used in Investing Activities
Cash used in investing activities is generally comprised of purchases, maturities and sales of investment securities, additions to capitalized software development costs and capital expenditures.
For the six months ended June 30, 2018, investing activities used $11.3 million in cash primarily as a result of $20.8 million of investment securities purchased, partially offset by $15.6 million of maturities of investment securities. In addition, we incurred capitalized software development costs of $5.5 million for the continued investment in our software development, and capital expenditures of $0.6 million to purchase property and equipment for the continued growth and expansion of our business.
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
Cash Used in Financing Activities
Cash used in financing activities is generally comprised of proceeds from the exercise of stock options, net share settlements for employee tax withholdings associated with the vesting of restricted stock units, or RSUs, and activities associated with the Revolving Facility.
For the six months ended June 30, 2018, financing activities used $1.8 million in cash primarily as a result of net share settlements for employee tax withholdings associated with the vesting of RSUs of $2.5 million, partially offset by proceeds from stock option exercises of $0.7 million.
For the six months ended June 30, 2017, financing activities used $1.0 million in cash primarily as a result of net share settlements for employee tax withholdings associated with the vesting of RSUs of $1.3 million, partially offset by proceeds from stock option exercises of $0.4 million.
Contractual Obligations and Other Commitments

On July 27, 2018, we entered into a new lease agreement to lease approximately 86,246 square feet of office space located at 70 Castilian Drive in Santa Barbara, California.

On July 27, 2018, we also entered into a lease amendment for 90 Castilian Drive in Santa Barbara, California. This amendment extends the term of the lease from November 2020 to April 2023.

For additional information regarding the new and amended lease agreements, refer to Note 6, Commitments and Contingencies of our Condensed Consolidated Financial Statements.
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any off-balance sheet arrangements.
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

Except for the accounting policies for revenue recognition and deferred costs that were updated as a result of adopting ASU 2014-09, there have been no changes to our critical accounting policies and estimates described in our Annual Report that have had a material impact on our Condensed Consolidated Financial Statements and related notes.

Revenue Recognition
We generate revenue from our customers primarily for subscriptions to access our core solutions and Value+ services for our cloud-based property management and legal software solutions. Revenue is recognized upon transfer of control of promised services in an amount that reflects the consideration we expect to receive in exchange for those services. We enter into contracts that can include various combinations of services, which are generally capable of being distinct, distinct within the context of the contract, and accounted for as separate performance obligations. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. We have applied the practical expedient to recognize revenue in proportion to the amount we have the right to invoice for certain core solutions and Value+ services revenue as that amount corresponds directly with our performance completed to date.
Contracts with Multiple Performance Obligations
Many of our contracts with customers contain multiple performance obligations. For these contracts, the performance obligations include access and use of our core solutions, implementation services, and customer support. We account for individual performance obligations separately if they are distinct. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.
The transaction price is allocated to each performance obligation on a relative standalone selling price basis. Judgment is required to determine the standalone selling price for each distinct performance obligation. We typically have more than one standalone selling price for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, we determine the standalone selling price based on our overall pricing objectives, taking into consideration customer demographics and other factors. Fees are fixed based on rates specified in the subscription agreements, which do not provide for any refunds or adjustments. In determining the transaction price, we have applied the practical expedient which allows us not to adjust the consideration for the effects of the time value of money as the time between when we transfer the promised service to a customer and when a customer pays is one year or less. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less.
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
At June 30, 2018, we had cash and cash equivalents of $18.0 million consisting of bank deposits and money market funds, and $57.3 million of investment securities which are comprised of fixed rate debt securities and certificates of deposit. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
As of June 30, 2018, a hypothetical 100 basis point decrease in interest rates would have resulted in an increase in the fair value of our investment securities of approximately $0.5 million, and a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investment securities of approximately $0.5 million. This estimate is based on a sensitivity model which measures an instant change in interest rates by 1% or 100 basis points at June 30, 2018.
The borrowings under the Revolving Facility are at variable interest rates. However, there was no outstanding balance under the Revolving Facility as of June 30, 2018. Accordingly, a hypothetical change in interest rates would not have impacted our debt service obligations as of June 30, 2018.
Inflation Risk
We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in inflation rates.
As of June 30, 2018, there were no other material changes in the market risks described in the section of our Annual Report entitled “Quantitative and Qualitative Disclosure about Market Risk.”
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
During the six months ended June 30, 2018, we implemented changes to our processes in response to the adoption of the new revenue recognition standard that became effective January 1, 2018. This has resulted in changes to our internal controls over evaluating customer contracts and accounting for and disclosing deferred costs. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of our internal control over financial reporting.
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

AppFolio, Inc.

Date:	July 30, 2018	By:	/s/ Ida Kane
Ida Kane
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Multi-Tenant Industrial Lease, by and between the registrant and Nassau Land Company, L.P., dated July 1, 2018.
10.2	Third Amendment to Lease, by and between the registrant and Nassau Land Company, L.P., dated July 1, 2018.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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