Form 10-Q
period 2018-09-30
APPFOLIO INC
filed 2018-10-29
CIK 1433195

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018.
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

As of October 22, 2018, the number of shares of the registrant’s Class A common stock outstanding was 16,110,969 and the number of shares of the registrant’s Class B common stock outstanding was 18,139,559.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, or this Quarterly Report, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements are subject to considerable risks and uncertainties. Forward-looking statements include all statements that are not statements of historical facts contained in this Quarterly Report and can be identified by words such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “could,” “will,” “would” or similar expressions and the negatives of those expressions. In particular, forward-looking statements contained in this Quarterly Report relate to, among other things, our future or assumed financial condition, results of operations, business forecasts and plans, seasonality and other trends affecting our business, capital needs and financing plans, including our potential repurchase of shares, research and product development plans, services provided, the expansion of these services, growth in the size of our business and number of customers, strategic plans and objectives, expectations relating to our acquisitions and investments, legal proceedings and the application of accounting guidance. We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

APPFOLIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par values)

	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$13,745	$16,109
Investment securities—current	31,823	29,800
Accounts receivable, net	5,489	3,387
Prepaid expenses and other current assets	10,916	4,546
Total current assets	61,973	53,842
Investment securities—noncurrent	19,861	22,401
Property and equipment, net	6,699	6,696
Capitalized software, net	19,172	17,609
Goodwill	15,548	6,737
Intangible assets, net	6,179	1,725
Other assets	6,757	1,238
Total assets	$136,189	$110,248
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,108	$610
Accrued employee expenses	7,493	10,710
Accrued expenses	7,715	4,289
Deferred revenue	3,172	7,080
Other current liabilities	1,296	1,223
Total current liabilities	20,784	23,912
Other liabilities	7,042	1,257
Total liabilities	27,826	25,169
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000 authorized and no shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Class A common stock, $0.0001 par value, 250,000 shares authorized as of September 30, 2018 and December 31, 2017; 15,984 and 14,879 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively;	2	1
Class B common stock, $0.0001 par value, 50,000 shares authorized as of September 30, 2018 and December 31, 2017; 18,250 and 19,102 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively;	2	3
Additional paid-in capital	155,556	152,531
Accumulated other comprehensive loss	(232)	(209)
Accumulated deficit	(46,965)	(67,247)
Total stockholders’ equity	108,363	85,079
Total liabilities and stockholders’ equity	$136,189	$110,248
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$50,126	$37,903	$139,706	$105,906
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	19,282	14,053	53,624	40,747
Sales and marketing	8,681	7,257	23,711	21,556
Research and product development	6,440	4,367	17,523	11,998
General and administrative	6,541	5,405	17,105	15,310
Depreciation and amortization	3,705	3,237	10,784	9,347
Total costs and operating expenses	44,649	34,319	122,747	98,958
Income from operations	5,477	3,584	16,959	6,948
Other income (expense), net	1	(5)	(20)	(93)
Interest income, net	229	155	631	377
Income before provision for income taxes	5,707	3,734	17,570	7,232
Provision for income taxes	183	52	252	93
Net income	$5,524	$3,682	$17,318	$7,139

Net income per common share:
Basic	$0.16	$0.11	$0.51	$0.21
Diluted	$0.16	$0.10	$0.49	$0.20
Weighted average common shares outstanding:
Basic	34,219	33,905	34,154	33,817
Diluted	35,610	35,205	35,524	35,091
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$5,524	$3,682	$17,318	$7,139
Other comprehensive income (loss):
Changes in unrealized gains (losses) on investment securities	57	26	(23)	28
Comprehensive income	$5,581	$3,708	$17,295	$7,167
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Class A		Class B		Capital	Loss	Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	14,879	$1	19,102	$3	$152,531	$(209)	$(67,247)	$85,079
Exercise of stock options	143	—	—	—	713	—	—	713
Stock-based compensation	—	—	—	—	4,992	—	—	4,992
Vesting of restricted stock units, net of shares withheld for taxes	105	—	—	—	(2,706)	—	—	(2,706)
Vesting of early exercised shares	—	—	—	—	26	—	—	26
Conversion of Class B stock to Class A stock	852	1	(852)	(1)	—	—	—	—
Issuance of restricted stock awards	5	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(23)	—	(23)
Cumulative-effect adjustment resulting from adoption of ASU 2014-09 (Note 2)	—	—	—	—	—	—	2,964	2,964
Net income	—	—	—	—	—	—	17,318	17,318
Balance at September 30, 2018	15,984	$2	18,250	$2	$155,556	$(232)	$(46,965)	$108,363
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash from operating activities
Net income	$17,318	$7,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,784	9,347
Purchased investment premium, net of amortization	99	(22)
Amortization of deferred financing costs	48	48
Amortization of deferred costs	1,312	—
Loss on disposal of property and equipment	18	94
Stock-based compensation	4,419	4,304
Changes in operating assets and liabilities:
Accounts receivable	(1,465)	(908)
Prepaid expenses and other current assets	(5,214)	(856)
Other assets	(5,003)	(54)
Accounts payable	477	369
Accrued employee expenses	(3,225)	846
Accrued expenses	3,397	1,713
Deferred revenue	(4,247)	(130)
Other liabilities	5,883	(334)
Net cash provided by operating activities	24,601	21,556
Cash from investing activities
Purchases of property and equipment	(1,740)	(1,680)
Additions to capitalized software	(8,997)	(8,085)
Purchases of investment securities	(28,784)	(17,597)
Sales of investment securities	701	15
Maturities of investment securities	28,477	10,974
Cash paid in business acquisition	(14,441)	—
Purchases of intangible assets	—	(1)
Net cash used in investing activities	(24,784)	(16,374)
Cash from financing activities
Proceeds from stock option exercises	713	508
Tax withholding for net share settlement	(2,894)	(1,608)
Proceeds from issuance of debt	93	88
Principal payments on debt	(93)	(88)
Net cash used in financing activities	(2,181)	(1,100)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,364)	4,082
Cash, cash equivalents and restricted cash
Beginning of period	16,537	11,126
End of period	$14,173	$15,208

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$55	$271
Additions of capitalized software included in accrued employee expenses	298	231
Stock-based compensation capitalized for software development	751	548

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts shown above (in thousands):

	September 30, 2018	September 30, 2017
Cash and cash equivalents	$13,745	$14,781
Restricted cash included in other assets	428	427
Total cash, cash equivalents and restricted cash	$14,173	$15,208

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
1. Nature of Business
AppFolio, Inc. (“we,” "us" or "our") provides industry-specific, cloud-based software solutions to the real estate market, which comprises a significant majority of our revenue, as well as to the legal market, and we intend to enter new vertical markets over time. Our mission is to revolutionize vertical industry businesses by providing great software and services. We believe we accomplish this mission by delivering software solutions and services that provide our customers with a system of record to automate essential business processes, a system of engagement to enhance business interactions between our customers and their clients and vendors, and, increasingly, a system of intelligence to anticipate, influence, and optimize customer experiences using data to take action in real time. Our property manager customers directly and indirectly account for more than 90% of our annual revenue and include third-party property managers and owner operators who manage single- and multi-family residences, commercial properties, community associations and student housing, as well as mixed real estate portfolios. Our legal customers are typically small law firms that directly and indirectly account for less than 10% of our annual revenue.
Recent Developments
Acquisition of WegoWise, Inc.
On August 31, 2018, we completed the acquisition of substantially all of the assets of WegoWise, Inc. ("WegoWise"), a provider of cloud-based utility analytics software solutions serving the real estate market. The WegoWise platform empowers building owners and third-party property managers to better manage operating and capital expenditures relating to utilities, and we expect that the acquisition will provide enhanced functionality to our real estate customers over time. For additional information regarding this acquisition, refer to Note 3, Acquisition of WegoWise.
2. Summary of Significant Accounting Policies
Basis of Presentation and Significant Accounting Policies
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report filed with the Securities and Exchange Commission ("SEC") on February 26, 2018. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim Condensed Consolidated Financial Statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the Condensed Consolidated Financial Statements. The operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results expected for the full year ending December 31, 2018.
Changes in Accounting Policies
On January 1, 2018, we adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (as amended, "ASU 2014-09"), and have revised certain related accounting policies in connection with revenue recognition and deferred costs, as follows:
Revenue Recognition
We generate revenue from our customers primarily for subscriptions to access our core solutions and Value+ services for our cloud-based property management and legal software solutions. Revenue is recognized upon transfer of control of promised services in an amount that reflects the consideration we expect to receive in exchange for those services. We enter into contracts that can include various combinations of services, which are generally capable of being distinct, distinct within the context of the contract, and accounted for as separate performance obligations. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. We have applied the practical expedient to recognize revenue in proportion to the amount we have the right to invoice for certain core solutions and Value+ services revenue as that amount corresponds directly with our performance completed to date. Refer to Note 10, Revenue and Other Information for the disaggregated breakdown of revenues between core solutions, Value+ services and other revenues.

Core Solutions
We charge our customers on a subscription basis for our core solutions. Our subscription fees are designed to scale to the size of our customers' businesses. Subscription fees for our core solutions are charged on a per-unit per-month basis for our property management software solution and on a per-user per-month basis for our legal software solution. Our customers do not have rights to the underlying software code of our solutions, and, accordingly, we recognize subscription revenue over time on a straight-line basis over the contract term beginning on the date that our service is made available to the customer. The term of our core solutions subscription agreements generally ranges from one month to one year. We typically invoice our customers for subscription services in monthly or annual installments, in advance of the subscription period.
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
Other Revenues
Other revenues include one-time services related to implementation and data migration of our core solutions, website design services, online vacancy advertising services offered to legacy RentLinx customers, and revenues from subscriptions to our utility tracking software and compliance reporting services, as well as one-time implementation fees for legacy WegoWise customers. The fees for implementation and data migration services are billed upon signing our core subscription contract and are not recognized until the core solution is accessible and fully functional for our customer's use. Our website design services are billed when the website design is completed and delivered to the customer. The online vacancy advertising services revenue includes a combination of monthly subscription revenue, which is billed in advance and deferred over the subscription period, and verified leads and clicks for online rental vacancies, which are billed when the services have been rendered and are recognized upon completion of the services. Revenue from subscriptions to our utility tracking software and compliance reporting services are billed in advance and deferred over the subscription period.
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
Deferred Revenues
We record deferred revenues when cash payments are received in advance of our performance. During the nine months ended September 30, 2018 we recognized $6.7 million of revenues that were included in the deferred revenue balance at the beginning of the period.

Deferred Costs
Deferred costs, which primarily consist of sales commissions, are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be three years. We typically do not pay commissions for contract renewals. We determined the period of benefit by taking into consideration our customer contract term, the useful life of our internal-use software, average customer life, and other factors. Amortization expense for the deferred costs is included within cost of revenue and sales and marketing expense in the accompanying Condensed Consolidated Statements of Operations.
Deferred costs were $5.8 million as of September 30, 2018, of which $2.5 million is included in prepaid expenses and other current assets and $3.3 million is included in other assets in the accompanying Condensed Consolidated Balance Sheets. Amortization expense for deferred costs was $0.5 million and $1.3 million for the three and nine months ended September 30, 2018, respectively. For the nine months ended September 30, 2018, no impairments were identified in relation to the costs capitalized for the period presented.
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
Net Income per Common Share
The net income per common share was the same for shares of our Class A and Class B common stock because they are entitled to the same liquidation and dividend rights and are therefore combined in the table below. The following table presents a reconciliation of our weighted average number of shares of our Class A and Class B common stock used to compute net income per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average common shares outstanding	34,227	33,923	34,166	33,848
Less: Weighted average unvested restricted shares subject to repurchase	8	18	12	31
Weighted average common shares outstanding; basic	34,219	33,905	34,154	33,817
Plus: Weighted average options, restricted stock units and restricted shares used to compute diluted net income per common share	1,391	1,300	1,370	1,274
Weighted average common shares outstanding; diluted	35,610	35,205	35,524	35,091
For the three and nine month periods ended September 30, 2018 and 2017, an aggregate of approximately 503,000 and 571,000 shares, respectively, underlying performance based options ("PSOs") and performance based restricted stock units ("PSUs"), are not included in the computations of diluted and anti-dilutive shares as they are considered contingently issuable upon the satisfaction of pre-defined performance measures and their respective performance measures have not been met.
The following table presents the number of anti-dilutive common shares excluded from the calculation of weighted average number of shares used to compute diluted net income per common share for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Unvested restricted stock units	3	13	3	13
Contingent restricted stock units(1)	1	6	1	6
Total shares excluded from diluted net income per common share	4	19	4	19

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

The following tables summarize the current period impacts of adopting the New Revenue Standard on our Condensed Consolidated Financial Statements (in thousands):

Condensed Consolidated Balance Sheet:

	September 30, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Adoption
Assets
Prepaid expenses and other current assets	$10,916	$8,381	$2,535
Other assets	6,757	3,486	3,271

Equity
Accumulated deficit	$(46,965)	$(52,772)	$5,807

Condensed Consolidated Statements of Operations:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Adoption	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Adoption
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$19,282	$19,342	$(60)	$53,624	$53,806	$(182)
Sales and marketing	8,681	9,540	(859)	23,711	26,371	(2,660)
Total costs and operating expenses	44,649	45,568	(919)	122,747	125,589	(2,842)
Income from operations	5,477	4,558	919	16,959	14,117	2,842
Income before provision for income taxes	5,707	4,788	919	17,570	14,728	2,842
Net income	$5,524	$4,605	$919	$17,318	$14,476	$2,842

Net income per common share:
Basic	$0.16	$0.13	$0.03	$0.51	$0.42	$0.09
Diluted	$0.16	$0.13	$0.03	$0.49	$0.41	$0.08

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
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11"). Among other things, ASU 2018-11 provides administrative relief by allowing entities to implement the lease standard on a modified retrospective basis, similar to the method that we used to adopt the new revenue standard. Effectively, the modified retrospective basis permits us to adopt the lease standard through a cumulative effect adjustment to our opening balance sheet for the first quarter of fiscal year 2019, with the cumulative effect accounted for as a component of retained earnings, and report under the new lease standard on a post adoption basis. We are currently evaluating the impact these standards will have on our results of operations and cash flows, and we anticipate a material increase in assets and liabilities due to the recording of the required right-of-use asset and corresponding liability for all lease obligations that are currently classified as operating leases.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, a series of amendments which align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. For public business entities, the amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. We do not expect the adoption of this guidance to have a material impact on our financial condition, results of operations, cash flows or disclosures.
3. Acquisition of WegoWise

On August 31, 2018, we completed the acquisition of substantially all of the assets of WegoWise, a provider of cloud-based utility analytics software solutions serving the real estate market. The WegoWise platform empowers building owners and third-party property managers to better manage operating and capital expenditures relating to utilities, and we expect that the acquisition will provide enhanced functionality to our real estate customers over time.

The consideration paid in cash for the assets was $14.4 million, of which $2.0 million will be held in escrow for twelve months to satisfy WegoWise’s indemnity obligations. In addition, if during the period beginning immediately after the closing of the transaction (the "Closing") and ending on the six month anniversary of the Closing, we enter into contracts with certain third parties (each, a "Milestone Contract"), we will be obligated to pay to WegoWise the aggregate amount of the recurring revenues billed and collected from the Milestone Contract that results in the highest amount of recurring revenues billed during the twelve month period ("Determination Period") following the date recurring revenue is first billed for such Milestone Contract, but in no event will the Determination Period extend beyond the date which is the 15th month anniversary of the execution of the Milestone Contract (and we will not be obligated to pay WegoWise for any recurring revenues resulting from any other Milestone Contracts). We have determined that the fair value of the contingent consideration is de minimis based on facts and circumstances that existed on the Closing. The significant inputs used in the fair value measurement of the contingent consideration were the probability of entering into the Milestone Contracts during the Determination Period and the potential payment amounts for each Milestone Contract. The fair value of the contingent consideration may change over time as we continue to evaluate the likelihood of payment. Changes in the fair value of the contingent consideration would be recognized as an expense within the Condensed Consolidated Statements of Operations.

The transaction was accounted for using the acquisition method, and as a result, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The preliminary fair values were based on management’s analysis as well as work performed by third‑party valuation specialists. We are in the process of finalizing the valuation of the assets. The following table summarizes the purchase price allocation (in thousands) as well as the estimated useful lives of the acquired intangible assets over which they are amortized on a straight-line basis, as this approximates the pattern in which economic benefits are consumed:

	Amount	Estimated Useful Life (in years)
Net assets	$270
Identified intangible assets:
Customer relationships	1,170	5.0
Technology and database	3,620	10.0
Trademark and trade name	370	10.0
Non-compete agreement	60	5.0
Backlog	140	1.0
Total intangible assets subject to amortization	5,360	8.6
Goodwill	8,811	Indefinite
Purchase consideration, paid in cash	$14,441

Goodwill is mainly attributable to synergies expected from the acquisition and assembled workforce and is deductible for U.S. federal income tax purposes.

We incurred a total of $210,000 in transaction costs related to the acquisition and expensed all transaction costs incurred during the period in which such service was received. The results of operations of WegoWise since the acquisition are included in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018. Revenue and net income (loss) attributable to WegoWise, in the period from the acquisition date of August 31, 2018 through September 30, 2018, were $79,000 and $(329,000), respectively.

The following unaudited pro forma information has been prepared for illustrative purposes only, and assumes that the acquisition occurred on January 1, 2017 and includes pro forma adjustments related to the amortization of acquired intangible assets, elimination of historical interest expense on WegoWise debt, which was paid off as part of the transaction, and the transaction costs incurred. The unaudited pro forma results have been prepared based on estimates and assumptions, which we believe are reasonable; however, they are not necessarily indicative of the consolidated results of operations had the acquisition occurred on January 1, 2017, or of future results of operations. The unaudited pro forma results are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$50,850	$38,653	$142,158	$108,172
Net income	$5,484	$2,423	$15,444	$3,493

Net income per common share:
Basic	$0.16	$0.07	$0.45	$0.10
Diluted	$0.15	$0.07	$0.43	$0.10

4. Investment Securities and Fair Value Measurements
Investment Securities
Investment securities classified as available-for-sale consisted of the following at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$33,239	$1	$(180)	$33,060
Agency securities	10,283	—	(45)	10,238
Certificates of deposit	492	—	(1)	491
Treasury securities	7,902	—	(7)	7,895
Total available-for-sale investment securities	$51,916	$1	$(233)	$51,684

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$38,383	$—	$(166)	$38,217
Agency securities	11,045	—	(42)	11,003
Certificates of deposit	2,982	1	(2)	2,981
Total available-for-sale investment securities	$52,410	$1	$(210)	$52,201
As of September 30, 2018, the unrealized losses on investment securities which have been in a net loss position for twelve months or greater were not material. These unrealized losses are considered temporary and there were no impairments considered to be "other-than-temporary" based on our evaluation of available evidence, which includes our intent to hold these investments to maturity or until a recovery of the cost basis.
At September 30, 2018 and December 31, 2017, the contractual maturities of our investments did not exceed 36 months. The fair values of available-for-sale investment securities, by remaining contractual maturity, are as follows (in thousands):

	September 30, 2018		December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$31,949	$31,823	$29,850	$29,800
Due after one year through three years	19,967	19,861	22,560	22,401
Total available-for-sale investment securities	$51,916	$51,684	$52,410	$52,201
During the nine months ended September 30, 2018 and 2017, we had sales and maturities (which includes calls) of investment securities, as follows (in thousands):

	Nine Months Ended September 30, 2018
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$—	$(1)	$—	$16,457
Agency securities	—	—	—	6,000
Certificates of deposit	—	—	—	2,490
Treasury securities	—	—	701	3,530
Total sales and maturities (including calls) of investment securities	$—	$(1)	$701	$28,477

	Nine Months Ended September 30, 2017
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$—	$—	$—	$7,440
Agency securities	1	—	15	1,044
Certificates of deposit	—	—	—	2,490
Total sales and maturities (including calls) of investment securities	$1	$—	$15	$10,974
Interest income, net of the amortization and accretion of the premium and discount, for the three months ended September 30, 2018 and 2017, was $0.3 million and $0.2 million, respectively and $0.8 million and $0.5 million for the nine months ended September 30, 2018 and 2017, respectively.
Fair Value Measurements
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables summarize our financial assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, by level within the fair value hierarchy (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$865	$—	$—	$865
Available-for-sale investment securities:
Corporate bonds	—	33,060	—	33,060
Agency securities	—	10,238	—	10,238
Certificates of deposit	491	—	—	491
Treasury securities	7,895	—	—	7,895
Total	$9,251	$43,298	$—	$52,549

	December 31, 2017
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$5,524	$—	$—	$5,524
Available-for-sale investment securities:
Corporate bonds	—	38,217	—	38,217
Agency securities	—	11,003	—	11,003
Certificates of deposit	2,981	—	—	2,981
Total	$8,505	$49,220	$—	$57,725
The carrying amounts of cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.
There were no changes to our valuation techniques used to measure financial asset and financial liability fair values on a recurring basis during the nine months ended September 30, 2018. The valuation techniques for the financial assets in the tables above are as follows:
Cash Equivalents
As of September 30, 2018 and December 31, 2017, cash equivalents include cash invested in money market funds. Fair value is based on market prices for identical assets.
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
Contingent Consideration
Contingent consideration payable in connection with acquisitions is measured at fair value each period and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions we believe would be made by a market participant. We assess these estimates on an on-going basis as additional data impacting the assumptions become available. We determine the fair value of the contingent consideration using the probability weighted discounted cash flow method.
Non-Recurring Fair Value Measurements
Certain assets, including goodwill, intangible assets and our note receivable with SecureDocs, are also subject to measurement at fair value on a non-recurring basis using Level 3 measurement, but only when they are deemed to be impaired as a result of an impairment test. For the nine months ended September 30, 2018 and 2017, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.
5. Internal-Use Software Development Costs
Internal-use software development costs as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018	December 31, 2017
Internal use software development costs, gross	$54,067	$44,626
Less: Accumulated amortization	(34,895)	(27,017)
Internal use software development costs, net	$19,172	$17,609

Capitalized software development costs for the three months ended September 30, 2018 and 2017 were $3.6 million and $2.9 million, respectively, and $9.7 million and $8.4 million for the nine months ended September 30, 2018 and 2017, respectively.

Amortization expense with respect to software development costs totaled $2.8 million and $2.3 million for the three months ended September 30, 2018 and 2017, respectively, and $8.1 million and $6.6 million for the nine months ended September 30, 2018 and 2017, respectively.

Future amortization expense with respect to capitalized software development costs as of September 30, 2018 is estimated as follows (in thousands):

Years Ending December 31,
2018	$2,784
2019	9,294
2020	5,453
2021	1,641
Total amortization expense	$19,172
6. Intangible Assets and Goodwill
Intangible assets consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$1,960	$(641)	$1,319	5.0
Technology and database	8,431	(4,504)	3,927	8.0
Trademarks & trade names	1,300	(613)	687	9.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	100	(41)	59	4.0
Domain names	273	(273)	—	5.0
Patents	285	(226)	59	5.0
Backlog	140	(12)	128	1.0
	$13,169	$(6,990)	$6,179	7.0

	December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$790	$(538)	$252	5.0
Technology	4,811	(3,871)	940	6.0
Trademarks & trade names	930	(539)	391	9.0
Partner relationships	680	(623)	57	3.0
Non-compete agreements	40	(37)	3	3.0
Domain names	273	(273)	—	5.0
Patents	285	(203)	82	5.0
	$7,809	$(6,084)	$1,725	5.9
Amortization expense with respect to intangible assets for the three months ended September 30, 2018 and 2017 was $0.3 million and $0.4 million, respectively, and $0.9 million and $1.1 million for the nine months ended September 30, 2018 and 2017, respectively.

Future amortization expense with respect to intangible assets as of September 30, 2018 is estimated as follows (in thousands):

Years Ending December 31,
2018	$285
2019	1,091
2020	904
2021	769
2022	706
Thereafter	2,424
Total amortization expense	$6,179

Our goodwill balance is solely attributable to acquisitions. There have been no impairment charges recorded against goodwill. The change in the carrying amount of goodwill is as follows (in thousands):

Goodwill as of December 31, 2017	$6,737
Goodwill from acquisition of WegoWise	8,811
Goodwill as of September 30, 2018	$15,548
7. Commitments and Contingencies
Lease Obligations
As of September 30, 2018, we had operating lease obligations of approximately $27.8 million through 2028. We recorded rent expense of $0.6 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively, and $1.7 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively.
On July 27, 2018, we entered into a new lease agreement (the "Lease") with Nassau Land Company, L.P. (the "Landlord"), to lease approximately 86,000 square feet of office space located at 70 Castilian Drive in Santa Barbara, California (the "Premises"), which is directly adjacent to our corporate headquarters.
The term of the Lease is 10 years, beginning on September 1, 2018 (the "Commencement Date"), and ending on the tenth anniversary of the Commencement Date. The term may be extended for two additional five year terms at our election.
Beginning March 1, 2019, we will pay a base rent of approximately $80,000 per month for 60% of the Premises. Beginning March 1, 2020, we will pay a base rent of approximately $107,000 per month for 80% of the Premises. Beginning June 1, 2020, we will pay a base rent of approximately $134,000 per month for 100% of the Premises. The base rent will increase 3% annually, with the first such increase effective on March 1, 2020.
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
On September 30, 2018, we entered into a Membership Agreement (the “Membership Agreement”) with WeWork to lease office space located at 7300 Lone Star Drive in Plano, Texas. The term of the Membership Agreement commences on December 1, 2018 and is for a period of 24 months. We will pay a fee of $61,000 per month for the leased premises.
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
As of September 30, 2018 and December 31, 2017, we had no outstanding balance and were in compliance with the financial covenants under the Revolving Facility.

Legal Liability to Landlord Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc., which was established to provide our customers with the option to purchase legal liability to landlord insurance. If our customers choose to use this insurance service, they are issued an insurance policy underwritten by our third-party service provider. The policy has a limit of $100,000 per incident for each insured residence. We have entered into a reinsurance agreement with our third-party service provider and, as a result, we assume a 100% quota share of the legal liability to landlord insurance provided to our customers through our third-party service provider. In cost of revenue, we accrue the expense for reported claims and an estimate of losses incurred but not reported by our property manager customers, as we bear the risk related to all such claims. Our liability for reported claims and incurred but not reported claims as of September 30, 2018 and December 31, 2017 was $0.7 million and $0.5 million, respectively, and is included in Other current liabilities on the Condensed Consolidated Balance Sheets.
Included in Other current assets as of September 30, 2018 and December 31, 2017, are $1.1 million and $1.8 million, respectively, of deposits held with a third party related to requirements to maintain collateral for this insurance service.
Litigation
On September 28, 2017, a putative federal class action styled Leo v. AppFolio, Inc. (Civ. No. 3:17-cv-05771; W.D. Wash.) was filed naming us as a defendant and alleging certain violations of the Fair Credit Reporting Act in connection with our tenant screening Value+ service (the "Leo Litigation"). The parties recently agreed to settle the Leo Litigation and filed a notice of settlement with the court. Key to the settlement is an agreement that we do not admit any liability whatsoever in connection with the claims and allegations in the Leo Litigation. The final settlement agreement will be subject to court approval.

As a result of the foregoing developments, we have determined that a loss is probable and therefore recorded an expense, net of expected insurance proceeds, of $1.1 million during the nine months September 30, 2018, within cost of revenue. We expect that our insurer will pay its portion of the settlement proceeds directly to the settlement fund following final court approval.
From time to time, we are involved in various other legal proceedings arising from or related to claims incident to the ordinary course of our business activities, including actions with respect to intellectual property, employment and contractual matters. Although the results of such legal proceedings and claims cannot be predicted with certainty, we believe that we are not currently a party to any legal proceeding(s) which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows.
Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of any applicable agreements, services to be provided by us, or intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses and is indeterminable. We have never paid a material claim, nor have any legal claims been brought against us in connection with these indemnification arrangements. As of September 30, 2018 and December 31, 2017, we had not accrued a liability for these indemnification arrangements because we determined that the likelihood of incurring any payment obligation, in connection with these indemnification arrangements is not probable or reasonably possible and the amount or range of amounts of any such liability is not reasonably estimable.
8. Stock-Based Compensation
Stock Options
A summary of our stock option activity for the nine months ended September 30, 2018, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years
Options outstanding as of December 31, 2017	1,692	$10.81	7.3
Options granted	—	—
Options exercised	(143)	5.00
Options cancelled/forfeited	(9)	15.12
Options outstanding as of September 30, 2018	1,540	$11.33	6.6
Included in the options outstanding as of September 30, 2018 are 172,000 and 250,000 PSOs granted in 2017 and 2016, respectively. Vesting of these PSOs is based on the achievement of pre-established performance targets for each of the years ending December 31, 2018 and 2019, and continued employment throughout the performance period. Of the PSOs granted during 2017, 132,000 shares vest based on the achievement of a pre-established free cash flow performance target for the year ending December 31, 2019, assuming achievement of the performance metric at the maximum level, which is 150% of the performance target, resulting in a maximum payout of 100% of the initial target award. The remaining 40,000 PSOs granted during 2017 have a pre-established adjusted gross margin target for the year ending December 31, 2019. PSOs tied to the gross margin performance target have two levels of vesting, with 50% vesting based on the achievement of 110% of the targeted amount and the remaining 50% vesting based on the achievement of 115% of the targeted amount. The 250,000 PSOs granted in 2016 vest based on the achievement of a pre-established free cash flow performance target for the year ending December 31, 2018, assuming achievement of the performance metric at the maximum level, which is 150% of the performance target.
During the nine months ended September 30, 2018, 250,000 PSOs vested based on the achievement of 150% of the pre-established free cash flow performance target for the year ended December 31, 2017. No expense was recognized as a result of the vesting of PSOs that vested during the nine months ended September 30, 2018, as all expense was recognized as of December 31, 2017.
We recognize expense for the PSOs based on the grant date fair value of the PSOs that we determine are probable of vesting. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSOs that are probable of vesting. Our stock-based compensation expense for stock options, including the PSOs, for the three months ended September 30, 2018 and 2017, was $0.6 million and $0.7 million, respectively, and $1.2 million and $2.0 million for the nine months ended September 30, 2018 and 2017, respectively.
The fair value of stock options is estimated on their date of grant using the Black-Scholes option-pricing model. No stock options were granted during the three months ended September 30, 2017 or the three or nine months ended September 30, 2018.
The following table summarizes information relating to our stock options granted during the nine months ended September 30, 2017:

Nine Months Ended September 30, 2017
Stock options granted (in thousands)	172
Weighted average exercise price per share	$24.77
Weighted average grant-date fair value per share	$9.58
Weighted average Black-Scholes model assumptions:
Risk-free interest rate	2.02%
Expected term (in years)	6.4
Expected volatility	35%
Expected dividend yield	—

As of September 30, 2018, the total estimated remaining stock-based compensation expense for unvested stock options, including the PSOs, was $1.0 million, which is expected to be recognized over a weighted average period of one year.

Restricted Stock Units
A summary of activity in connection with our RSUs for the nine months ended September 30, 2018 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2017	598	$19.75
Granted	231	44.38
Vested	(168)	17.34
Forfeited	(45)	26.12
Unvested as of September 30, 2018	616	$29.18

During the nine months ended September 30, 2018, we granted a total of 231,000 RSUs: 157,000 RSUs are subject to time-based vesting in equal annual installments over four years; 59,000 PSUs vest based on the achievement of a pre-established consolidated net revenue growth target for each of the years ending December 31, 2018, 2019 and 2020; and 15,000 PSUs were granted and vested as a result of the achievement of a pre-established free cash flow performance target for the year ended December 31, 2017. The number of PSUs granted, as included in the above table, assumes achievement of the performance metric at 100% of the performance target. The actual number of shares to be issued at the end of the performance period will range from 0% to 100% of the initial target awards. Achievement of the performance target between 100% and 150% of the performance target will result in a performance based cash bonus payment between 100% and 165% of the initial target awards.

During the nine months ended September 30, 2018, 30,000 of the PSUs vested and an additional 15,000 PSUs were granted and vested based on the achievement of 150% of the pre-established free cash flow performance target for the year ended December 31, 2017. No expense was recognized related to the PSUs that vested during the nine months ended September 30, 2018, as all expense was recognized as of December 31, 2017.
Included in the unvested RSUs as of September 30, 2018 are 91,000 and 26,000 PSUs granted in 2017 and 2016, respectively. Vesting of these PSUs is based on the achievement of pre-established free cash flow performance targets for each of the years ending December 31, 2018 and 2019, and continued employment throughout the performance period. The number of PSUs granted assumes achievement of the performance metric at 100% of the performance target. For the PSUs granted in 2017, the actual number of shares to be issued at the end of the performance period will range from 0% to 165% of the initial target award. For the PSUs granted in 2016, the actual number of shares to be issued at the end of the performance period will range from 0% to 150% of the initial target award.
We recognize expense for the PSUs based on the grant date fair value of the PSUs that we determine are probable of vesting. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSUs that are probable of vesting. Our stock-based compensation expense for the RSUs and PSUs for the three months ended September 30, 2018 and 2017, was $1.3 million and $1.0 million, respectively, and $3.7 million and $2.6 million for the nine months ended September 30, 2018 and 2017, respectively.
As of September 30, 2018, the total estimated remaining stock-based compensation expense for the RSUs and PSUs was $12.2 million, which is expected to be recognized over a weighted average period of 2.3 years.
Restricted Stock Awards
A summary of activity in connection with our restricted stock awards for the nine months ended September 30, 2018, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2017	16	$20.93
Granted	5	61.05
Vested	(14)	23.83
Forfeited	—	—
Unvested as of September 30, 2018	7	$41.86

We have the right to repurchase any unvested restricted stock awards subject to certain conditions. Restricted stock awards vest over a four-year period for employees and a one-year period for non-employee directors. We recognized stock-based compensation expense for restricted stock awards of $84,000 for each of the three months ended September 30, 2018 and 2017, and $250,000 and $274,000 for the nine months ended September 30, 2018 and 2017, respectively.
As of September 30, 2018, the total estimated remaining stock-based compensation expense for unvested restricted stock awards with a repurchasing right was $234,000 which is expected to be recognized over a weighted average period of 0.7 years.
9. Income Taxes
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
For the three and nine months ended September 30, 2018, we recorded income tax expense of $183,000 and $252,000, respectively, on pre-tax income of $5.7 million and $17.6 million, respectively, for an effective tax rate of 3.2% and 1.4%, respectively. The income tax expense is based on our payments of state minimum and franchise taxes, and the amortization of tax deductible goodwill that is not an available source of income to realize the deferred tax asset.
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
10. Revenue and Other Information
The following table presents our revenue categories for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Core solutions	$17,908	$14,670	$51,101	$41,682
Value+ services	30,797	21,752	84,189	60,053
Other	1,421	1,481	4,416	4,171
Total revenues	$50,126	$37,903	$139,706	$105,906

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
In 2008, we entered the real estate market with our first product, AppFolio Property Manager, a property management solution designed to address the unique operational and business requirements of property management companies. In 2012, we entered the legal market by acquiring MyCase, a legal practice and case management solution primarily for small law firms. Recognizing that our customers would benefit from additional business-critical services that they can purchase as needed, we launched a series of Value+ services beginning in 2009. Through our market validation approach and ongoing investment in product development, we continuously update our software solutions with new and innovative core functionality and Value+ services, as well as assess opportunities in adjacent markets and new verticals.
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
Our property management software solution for the real estate market provides property managers of various sizes (including both third-party managers and owner-operators) innovative tools and services designed to streamline their property management businesses. Our software solution serves a variety of property types, including single- and multi-family residential, commercial, community association, and student housing, and is continuously evolving to help our customers more effectively market, manage and grow their businesses. Core functionality addresses key operational issues, including posting and tracking vacancies, efficiently leasing vacant properties, facilitating tenant, owner and vendor communications, and accounting, among other things. Further, we recently released AppFolio Property Manager Plus, a new tier of our property management software solution with an expanded suite of capabilities designed to enable our customers to obtain insights and make strategic decisions to drive performance of their businesses at scale.
Today our property manager customers directly and indirectly account for more than 90% of our annual revenue. We define our property manager customer base as the number of customers subscribing to our core solutions. Customer count and property manager units under management are summarized in the table below:

	Quarter Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,
	2018			2017
Property manager	12,641	12,317	12,030	11,708	11,258	10,820
Property manager units under management (in millions)	3.70	3.55	3.40	3.25	3.08	2.93

Our legal software solution, MyCase, enables small law firms to more efficiently administer their practices and manage their caseloads. MyCase is continuously evolving to help our customers more effectively market, manage and grow their businesses, and contains core functionality that addresses key operational issues, including managing calendars, contacts and documents, time tracking, billing and collections, communicating with clients and sharing sensitive and privileged materials.
Our legal customers directly and indirectly account for less than 10% of our annual revenue. We define our legal customer base as the number of customers subscribing to our core solutions, exclusive of free trial periods. Legal customer count is summarized in the table below:

	Quarter Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,
	2018			2017
Legal	10,173	10,001	9,706	9,349	9,128	8,913
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
We offer assistance to our customers with on-boarding to our core solutions, as well as website design services. We generally invoice our customers for these other services in advance of the services being completed. We recognize revenue for these other services upon completion of the related service. We generate revenue from legacy RentLinx customers by providing services that allow these customers to advertise rental houses and apartments online. Revenue derived from customers using the RentLinx services outside of our property manager core solution platform is recorded in Other revenue. We also generate revenue from legacy WegoWise customers by providing subscriptions to utility tracking software, compliance reporting and implementation services. Revenue derived from customers using the WegoWise services outside of our property manager core solution platform is also recorded in Other revenue.

Costs and Operating Expenses
Cost of Revenue. Cost of revenue consists of fees paid to third-party service providers associated with delivering certain of our Value+ services (including legal fees and costs associated with the delivery and provision of those services, as well as loss reserves and other costs associated with our legal liability to landlord insurance services), personnel-related costs (including salaries, incentive-based compensation, benefits, and stock-based compensation) for our employees focused on customer service and the support of our operations, platform infrastructure costs (such as data center operations and hosting-related costs), payment processing fees, and allocated shared costs. We typically allocate shared costs across our organization based on headcount within the applicable part of our organization. Cost of revenue excludes depreciation of property and equipment, and amortization of capitalized software development costs and intangible assets. We intend to continue to invest in customer service and support and the expansion of our technology infrastructure as we grow the number of our customers and roll out additional Value+ services. We also intend to expand our Value+ offerings over time, which will impact cost of revenue both in absolute dollars and as an overall percentage of revenue.
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
General and Administrative. General and administrative expense consists of personnel-related costs (including salaries, a majority of total incentive-based compensation, benefits, and stock-based compensation) for employees in our executive, finance, information technology, human resources, corporate development, legal and administrative organizations. In addition, general and administrative expense includes fees for third-party professional services (including audit, legal, tax, and consulting services), transaction costs related to business combinations, other corporate expenses, and allocated shared costs. We intend to incur incremental general and administrative costs associated with supporting the growth of our business.
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

Results of Operations
The following table sets forth our results of operations for the periods presented in dollars (in thousands) and as a percentage of revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount	%	Amount	%	Amount	%	Amount	%
Consolidated Statements of Operations Data:
Revenue	$50,126	100.0%	$37,903	100.0%	$139,706	100.0%	$105,906	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization) (1)	19,282	38.5	14,053	37.1	53,624	38.4	40,747	38.5
Sales and marketing (1)	8,681	17.3	7,257	19.1	23,711	17.0	21,556	20.4
Research and product development (1)	6,440	12.8	4,367	11.5	17,523	12.5	11,998	11.3
General and administrative (1)	6,541	13.0	5,405	14.3	17,105	12.2	15,310	14.5
Depreciation and amortization	3,705	7.4	3,237	8.5	10,784	7.7	9,347	8.8
Total costs and operating expenses	44,649	89.0	34,319	90.5	122,747	87.8	98,958	93.4
Income from operations	5,477	10.9	3,584	9.5	16,959	12.1	6,948	6.6
Other income (expense), net	1	—	(5)	—	(20)	—	(93)	(0.1)
Interest income, net	229	0.5	155	0.4	631	0.5	377	0.4
Income before provision for income taxes	5,707	11.4	3,734	9.9	17,570	12.6	7,232	6.8
Provision for income taxes	183	0.4	52	0.1	252	0.2	93	0.1
Net income	$5,524	11.0%	$3,682	9.7%	$17,318	12.4%	$7,139	6.7%

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$282	$189	$752	$527
Sales and marketing	270	186	708	516
Research and product development	218	173	730	471
General and administrative	994	1,040	2,229	2,790
Total stock-based compensation expense	$1,764	$1,588	$4,419	$4,304

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Core solutions	$17,908	$14,670	$3,238	22%	$51,101	$41,682	$9,419	23%
Value+ services	30,797	21,752	9,045	42%	84,189	60,053	24,136	40%
Other	1,421	1,481	(60)	(4)%	4,416	4,171	245	6%
Total revenues	$50,126	$37,903	$12,223	32%	$139,706	$105,906	$33,800	32%

Revenue increased $12.2 million, or 32%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, the substantial majority due to the growth in the number of property manager customers and units under management. We experienced a 12% year over year increase in the number of property manager customers and a 20% year over year increase in the number of property management units under management. Revenue from our Value+ services increased by $9.0 million, or 42%, mainly driven by increased usage of our electronic payments services, screening services and insurance services by a larger property manager customer and unit base. We also experienced growth in each of our other Value+ services during that period. Core solutions revenue increased by $3.2 million, or 22%, mainly attributable to the growth in the number of property manager customers and units under management, as well as strong customer renewal rates.

Revenue increased $33.8 million, or 32%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, the substantial majority due to the growth in the number of property manager customers and units under management. Revenue from our Value+ services increased by $24.1 million, or 40%, mainly driven by increased usage of our electronic payments services, screening services and insurance services by a larger property manager customer and unit base. We also experienced growth in each of our other Value+ services during that period. Core solutions revenue increased by $9.4 million, or 23%, mainly attributable to the growth in the number of property manager customers and units under management, as well as strong customer renewal rates.
For the three and nine months ended September 30, 2018 and 2017, we derived more than 90% of our revenue from our property manager customers.
Cost of Revenue (Exclusive of Depreciation and Amortization)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$19,282	$14,053	$5,229	37%	$53,624	$40,747	$12,877	32%
Percentage of revenue	38.5%	37.1%			38.4%	38.5%
Cost of revenue (exclusive of depreciation and amortization) increased $5.2 million, or 37%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was primarily due to increased expenditures to third parties of $2.2 million directly associated with the increased adoption and utilization of our Value+ services, as evidenced by the 42% increase in Value+ services revenues. There was also an increase in personnel-related costs of $1.5 million due to an increase in headcount to support the continued growth of our business, as well as increased allocated and other costs of $1.5 million primarily driven by increased legal fees and costs associated with settling a litigation matter, as well as expanded IT and other expenses incurred in support of our growth. See Note 7, Commitments and Contingencies of our Condensed Consolidated Financial Statements for additional information regarding legal fees and costs included in Cost of revenue (exclusive of depreciation and amortization).
As a percentage of revenue, cost of revenue (exclusive of depreciation and amortization) fluctuates primarily based on the mix and prices of Value+ services in the period. For the three months ended September 30, 2018 compared to the three months ended September 30, 2017, cost of revenue (exclusive of depreciation and amortization), as a percentage of revenue, increased to 38.5% from 37.1%. This increase in cost as a percentage of revenue was primarily driven by an increase in legal fees and costs associated with the settled litigation matter. Cost of revenue, excluding the litigation expense, would have improved as a percent of revenue, primarily driven by our ability to increase revenue with a more moderate increase in personnel-related costs and a slight improvement in pricing with our third-party service providers as we continue to grow.
Cost of revenue (exclusive of depreciation and amortization) increased $12.9 million, or 32%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This increase was primarily due to increased expenditures to third parties of $6.4 million directly associated with the increased adoption and utilization of our Value+ services, as evidenced by the 40% increase in Value+ services revenues. There was also an increase in personnel-related costs of $3.7 million due to an increase in headcount to support the continued growth of our business, as well as increased allocated and other costs of $2.8 million primarily driven by increased legal fees and costs associated with settling a litigation matter discussed above, as well as expanded IT and other expenses incurred in support of our growth.
As a percentage of revenue, cost of revenue (exclusive of depreciation and amortization) fluctuates based on the mix and prices of Value+ services in the period. For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, cost of revenue (exclusive of depreciation and amortization), as a percentage of revenue, improved slightly to 38.4% from 38.5%. This improvement was primarily driven by our ability to increase revenue with a more moderate increase in personnel-related costs and a slight improvement in pricing with our third-party service providers as we continue to grow, offset by increased legal fees and costs associated with a settled litigation matter.
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Sales and marketing	$8,681	$7,257	$1,424	20%	$23,711	$21,556	$2,155	10%
Percentage of revenue	17.3%	19.1%			17.0%	20.4%
Sales and marketing expense increased by $1.4 million, or 20%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This increase was primarily due to an increase in advertising and promotion costs of $0.8 million related to our expanding service offering, an increase in allocated and other costs of $0.4 million driven by expanded facilities, IT and other expenses supporting our growth, and an increase in personnel-related costs of $0.3 million.
Sales and marketing expense increased by $2.2 million, or 10%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This increase was primarily due to an increase in advertising and promotion costs of $1.1 million related to our expanding service offering, an increase in allocated and other costs of $0.9 million driven by expanded facilities, IT and other expenses supporting our growth, and an increase in personnel-related costs of $0.2 million.
As a percentage of revenue, sales and marketing expense improved to 17.3% from 19.1% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and to 17.0% from 20.4% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. These improvements were primarily driven by our adoption of ASU 2014-09. Under ASU 2014-09, sales commissions and other incremental costs to acquire customers are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be three years. Previously, these costs were expensed as incurred. We intend to continue to invest in sales and marketing as we grow to increase the size of our customer base and increase the adoption and utilization of our Value+ services by our new and existing customers.
Research and Product Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Research and product development	$6,440	$4,367	$2,073	47%	$17,523	$11,998	$5,525	46%
Percentage of revenue	12.8%	11.5%			12.5%	11.3%
Research and product development expense increased $2.1 million, or 47%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was the result of an increase in personnel-related costs, net of capitalized software development costs, of $1.4 million due to headcount growth within our research and product development organization, as well as increased allocated and other costs of $0.7 million driven by expenses supporting our growth, including our summer intern program.
Research and product development expense increased $5.5 million, or 46%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was the result of an increase in personnel-related costs, net of capitalized software development costs, of $3.9 million due to headcount growth within our research and product development organization, as well as increased allocated and other costs of $1.6 million driven by IT and other expenses supporting our growth, including our summer intern program.
We intend to continue to invest in research and product development as we continue to introduce additional core functionality to our existing customers, roll out new Value+ services to attract new customers and expand offerings to existing customers, develop new products to serve new or existing customers and expand into adjacent markets or new verticals.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
General and administrative	$6,541	$5,405	$1,136	21%	$17,105	$15,310	$1,795	12%
Percentage of revenue	13.0%	14.3%			12.2%	14.5%
General and administrative expense increased $1.1 million, or 21%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was the result of an increase in professional services fees and allocated and other costs of $0.7 million and an increase in personnel-related costs of $0.4 million. The increase in professional services fees and allocated and other costs primarily relate to legal and other services fees associated with the acquisition of WegoWise, professional service fees and additional rent expense related to the new lease of office space located at 70 Castilian, professional services fees associated with expanded audit services as well as other costs incurred to support headcount growth.
General and administrative expense increased $1.8 million, or 12%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was the result of an increase in professional services fees and allocated and other costs of $1.4 million and an increase in personnel-related costs of $0.4 million. The increase in professional services fees and allocated and other costs primarily relate to professional services fees associated with the acquisition of WegoWise, professional service fees and additional rent expense related to the new lease of office space located at 70 Castilian, professional services fees associated with expanded audit services as well as other costs incurred to support headcount growth.
Depreciation and Amortization

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Depreciation and amortization	$3,705	$3,237	$468	14%	$10,784	$9,347	$1,437	15%
Percentage of revenue	7.4%	8.5%			7.7%	8.8%
Depreciation and amortization expense increased $0.5 million, or 14%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was the result of increased amortization expense associated with higher capitalized software development balances.
Depreciation and amortization expense increased $1.4 million, or 15%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was the result of increased amortization expense associated with higher capitalized software development balances.

Interest Income, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Interest income, net	$229	$155	$74	48%	$631	$377	$254	67%
Percentage of revenue	0.5%	0.4%			0.5%	0.4%
Interest income, net, increased $0.1 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, due to higher investment security balances in the more recent period.
Interest income, net, increased $0.3 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, due to higher investment security balances in the more recent period.
Liquidity and Capital Resources
Cash and Cash Equivalents
As of September 30, 2018, our principal sources of liquidity were cash and cash equivalents and investment securities, which had an aggregate balance of $65.4 million.
Working Capital
As of September 30, 2018, we had working capital of $41.2 million, compared to working capital of $29.9 million as of December 31, 2017. The increase in our working capital was primarily due to an increase in prepaid and other current assets due to an increase in deferred costs in connection with the adoption of ASU 2014-09, decreases in deferred revenue and accrued employee expenses, and an increase in accounts receivable due to an increase in revenue from Value+ services.
Revolving Facility
As of September 30, 2018, we had a $25.0 million revolving line of credit, or the Revolving Facility, under the terms of the Credit Agreement, as further described in Note 7, Commitments and Contingencies of our Condensed Consolidated Financial Statements. As of both September 30, 2018 and December 31, 2017, we had no outstanding balance and were in compliance with the financial covenants under the Revolving Facility.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$24,601	$21,556
Net cash used in investing activities	(24,784)	(16,374)
Net cash used in financing activities	(2,181)	(1,100)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(2,364)	$4,082
Cash Provided by Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our software solutions. Our primary uses of cash from operating activities are for personnel-related expenditures and fees paid to third-party service providers associated with delivering certain of our Value+ services.
For the nine months ended September 30, 2018, cash provided by operating activities was $24.6 million resulting from net income of $17.3 million, adjusted by non-cash charges of $16.7 million and offset by a net decrease in our operating assets and liabilities of $9.4 million. The non-cash charges primarily consist of $10.8 million of depreciation and amortization of our property and equipment and capitalized software development costs, $4.4 million of stock-based compensation, and $1.3 million of amortization of deferred costs. The net decrease in our operating assets and liabilities was mostly attributable to a $5.2 million increase in prepaid expenses and other current assets and a $5.0 million increase in other assets due to the capitalization of deferred costs in accordance with ASU 2014-09, a $4.2 million decrease in deferred revenue due to an increase in the number of customers invoiced monthly versus annually, a $3.2 million decrease in accrued employee expenses due to the payout of accrued employee bonuses, and a $1.5 million increase in accounts receivable primarily driven by growth in our Value+ services. The decrease in our operating assets and liabilities was partially offset by an increase in other liabilities of $5.9 million and an increase in accrued expenses of $3.4 million.
For the nine months ended September 30, 2017, cash provided by operating activities was $21.6 million resulting from net income of $7.1 million, adjusted by non-cash charges of $13.8 million and a net increase in our operating assets and liabilities of $0.6 million. The non-cash charges primarily consist of $9.3 million of depreciation and amortization of our property and equipment and capitalized software development costs and $4.3 million of stock-based compensation. The net increase in our operating assets and liabilities was mostly attributable to a $1.7 million increase in accrued expenses and a $0.8 million increase in accrued employee expenses. The increase in our operating assets and liabilities was partially offset by a decrease in accounts receivable of $0.9 million, and prepaid expenses and other current assets of $0.9 million.
Cash Used in Investing Activities
Cash used in investing activities is generally comprised of purchases, maturities and sales of investment securities, business acquisitions, additions to capitalized software development costs and capital expenditures.
For the nine months ended September 30, 2018, investing activities used $24.8 million in cash primarily as a result of $28.8 million of investment securities purchased, partially offset by $28.5 million of maturities of investment securities. In addition, we used $14.4 million of cash to acquire WegoWise, incurred capitalized software development costs of $9.0 million for the continued investment in our software development, and capital expenditures of $1.7 million to purchase property and equipment for the continued growth and expansion of our business.
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

For the nine months ended September 30, 2018, financing activities used $2.2 million in cash primarily as a result of net share settlements for employee tax withholdings associated with the vesting of RSUs of $2.9 million, partially offset by proceeds from stock option exercises of $0.7 million.
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

On September 30, 2018, we entered into a Membership Agreement with WeWork to lease office space located at 7300 Lone Star Drive in Plano, Texas.

For additional information regarding the new and amended lease agreements, refer to Note 7, Commitments and Contingencies of our Condensed Consolidated Financial Statements.
Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any off-balance sheet arrangements.
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
At September 30, 2018, we had cash and cash equivalents of $13.7 million consisting of bank deposits and money market funds, and $51.7 million of investment securities which are comprised of fixed rate debt securities and certificates of deposit. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
As of September 30, 2018, a hypothetical 100 basis point decrease in interest rates would have resulted in an increase in the fair value of our investment securities of approximately $0.5 million, and a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investment securities of approximately $0.5 million. This estimate is based on a sensitivity model which measures an instant change in interest rates by 1% or 100 basis points at September 30, 2018.
The borrowings under the Revolving Facility are at variable interest rates. However, there was no outstanding balance under the Revolving Facility as of September 30, 2018. Accordingly, a hypothetical change in interest rates would not have impacted our debt service obligations as of September 30, 2018.
Inflation Risk
We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in inflation rates.
As of September 30, 2018, except as discussed above, there were no material changes in the market risks described in the section of our Annual Report entitled “Quantitative and Qualitative Disclosure about Market Risk.”
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
During the nine months ended September 30, 2018, we implemented changes to our internal control processes in response to the adoption of the new revenue recognition standard that became effective January 1, 2018. This implementation resulted in changes to our internal controls relating to the evaluation of customer contracts and accounting for and disclosing deferred costs. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of our internal control over financial reporting.
Inherent Limitations on Effectiveness of Disclosure Controls
In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
For additional information regarding legal proceedings, refer to Note 7, Commitments and Contingencies of our Condensed Consolidated Financial Statements.
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

AppFolio, Inc.

Date:	October 29, 2018	By:	/s/ Ida Kane
Ida Kane
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1
Asset Purchase Agreement, dated August 31, 2018, by and between AppFolio Utility Management, Inc. and WegoWise, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on September 4, 2018.)

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