Form 10-K
period 2018-12-31
APPFOLIO INC
filed 2019-02-28
CIK 1433195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

 FORM 10-K
_________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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
None
_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Class A common stock on June 29, 2018 (the last business day of the registrant’s mostly recently completed second fiscal quarter), as reported on the NASDAQ Global Market on such date, was approximately $1,036 million. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer, director and holder of 10% or more of the registrant’s outstanding Class A common stock and Class B common stock have been excluded from this calculation as such persons may be deemed to be affiliates. The determination of affiliate status for this purpose does not reflect a determination that any of such persons shall be deemed to be an affiliate of the registrant for any other purpose.

At February 15, 2019, the number of shares of the registrant’s Class A common stock outstanding was 15,833,617 and the number of shares of the registrant’s Class B common stock outstanding was 18,071,665.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (this “Annual Report”), are incorporated by reference in Part III, Items 10-14 of this Annual Report. Except for the portions of the Proxy Statement specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.
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

APPFOLIO, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2018, or this Annual Report, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements included in or incorporated by reference in this Annual Report that are not statements of historical facts, which can generally be identified by words such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “could,” “will,” “would” or similar expressions and the negatives of those expressions. Forward-looking statements also include the assumptions underlying or relating to such statements. In particular, forward looking statements contained in this Annual Report relate to, among other things, our future or assumed financial condition, results of operations and liquidity, business forecasts and plans, certain trends affecting our business and industry, capital needs and financing plans, capital resource allocation plans, potential repurchase of our shares, research and product development plans, future products and Value+ services, growth in the size of our business and number of customers, strategic plans and objectives, the impact of acquisitions and investments, changes in the competitive environment, the outcome of legal proceedings or regulatory matters, and the application of accounting guidance. We caution you that the foregoing list may not include all of the forward-looking statements made in this Annual Report.

Our forward-looking statements are based on our management’s current beliefs, assumptions and expectations about future events and trends, which affect or may affect our business, strategy, operations or financial performance. Although we believe these forward-looking statements are based upon reasonable assumptions, they are subject to numerous known and unknown risks and uncertainties and are made in light of information currently available to us. Our actual financial condition and results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, and elsewhere in this Annual Report, as well as in the other reports we file with the Securities and Exchange Commission, or the SEC. You should read this Annual Report with the understanding that our actual future results may be materially different from and worse than what we expect.

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

Forward-looking statements speak only as of the date they were made, and, except to the extent required by law or the rules of the NASDAQ Global Market, we undertake no obligation to update or review any forward-looking statement because of new information, future events or other factors.

We qualify all of our forward-looking statements by these cautionary statements.

PART I

ITEM 1.	BUSINESS
Unless otherwise stated in this Annual Report, references to "AppFolio," "we," "us," and "our" refer to AppFolio, Inc. and its consolidated subsidiaries.
Overview
Our mission is to revolutionize vertical industry businesses by providing great software and services. To that end, today we offer industry-specific, cloud-based business software solutions, services and data analytics to the real estate market, which comprises a significant majority of our revenue, and, to a lesser extent, to the legal market. Our real estate software solutions provide our property manager customers with a system of record to automate essential business processes, a system of engagement to enhance business interactions between our customers and their clients and other stakeholders, and a system of intelligence designed to leverage data to predict and optimize business workflows in order to enable superior customer experiences and increase efficiency across our customers' businesses. Our mobile-optimized software solutions are designed for use across multiple devices and operating systems. Our software solutions are all operated as a service for our customers and hosted using a modern cloud-based architecture. This architecture leads to rich data sets that have a consistent schema across our customer base and enables us to deploy data-powered products and services for our customers. We also provide software solutions to the legal market that enable law firms to administer their practice and manage their caseloads more efficiently by centralizing case details in a single system of record and system of engagement.
Many companies face a common set of challenges that divert limited time and resources away from serving their clients and growing their businesses. In certain industries, day-to-day operations may be managed through inefficient manual processes and disparate software point solutions. This lack of automation and integrated technology results in a significant administrative burden on these businesses, particularly in industries that involve unique workflows, relationships among multiple industry participants, significant data inputs and management, and compliance or regulatory requirements. While larger enterprises and consumers have been experiencing a transformational shift into the digital age, the legacy systems and manual business processes currently used by many other businesses are lagging behind in terms of technological sophistication and ease of use.
We were formed in 2006 with a vision to revolutionize the way that small and medium-sized businesses, or SMBs, grow and compete by enabling their digital transformation. In 2008, we entered the real estate market with our first product, AppFolio Property Manager, or APM, a property management solution designed to address the unique operational and business requirements of property management companies. Recognizing that our customers and their stakeholders would benefit from additional business critical services, we launched a series of Value+ services beginning in 2009. Our first Value+ service assisted our customers in the marketing of their rental properties by offering property level website design and hosting services. In 2010, we commenced the roll out of our electronic payment services, thereby facilitating the payment of rent via ACH by tenants. In 2011, we launched tenant screening services, further assisting our customers with the leasing process. In 2012, we introduced our legal liability to landlord insurance program, which protects property owners and managers from certain defined losses. In 2013, we expanded our electronic payment services by allowing residents to pay rent by Electronic Cash Payment and credit or debit card. In 2014, we launched a tenant-facing contact center solution to assist our property managers with resolving incoming maintenance requests. In 2015, with the acquisition of RentLinx, we expanded the marketing services offered to our property manager customers with a premium leads service and expanded our electronic payment services to facilitate payments made between our customers and property owners and vendors. In 2016, we introduced a tenant debt collection Value+ service to assist our property managers with running a more efficient business. In 2017, we expanded our insurance services to enable tenants to purchase renters insurance from within APM, protecting both our property manager customers and their tenants. In 2018, we acquired substantially all of the assets of WegoWise, Inc., or WegoWise, and expect that this acquisition will serve as a building block for a future utility analytics and management Value+ service. In 2018, we also released AppFolio Property Manager PLUS, or APM PLUS, a new tier of APM designed for larger businesses with more complex needs. APM PLUS builds upon the functionality of APM and additionally offers data analytics, configurable workflows, and revenue management and optimization functionality for our customers. In early 2019, we acquired Dynasty Marketplace, Inc., or Dynasty, and expect the team and technology related to this acquisition, combined with our internal resources, technology and data, to serve as a foundation for future artificial-intelligence, or AI, software and services for the real estate market.

We entered the legal market with the acquisition of MyCase in 2012. In 2013, we introduced website design and hosting services, our first Value+ service for our legal market customers, designed to assist smaller law firms and solo practitioners with the marketing of their practices, electronic storage of case information and communications. In 2016, we launched electronic payments services for the legal market, which streamlined the billing and receivables process through MyCase.

We sell our software solutions and services through our direct sales organization and from within our software applications. We offer our core solutions to customers on a subscription basis, with subscription fees that scale to the size and type of their businesses. Customers who adopt our Value+ services pay either subscription fees or usage-based fees, depending on the Value+ service. We do not separately charge customers for ongoing training and support, which we believe is critical to retaining customers and increasing adoption and utilization of our Value+ services. We also charge one-time fees in connection with certain services.
We evaluate the success of our business during the periods presented based on factors such as the development and launch of new and innovative core functionality and Value+ services, enhancements to user experience, customer satisfaction, growth in our revenue and customer base, fluctuations in costs and operating expenses as a percentage of revenue, operating loss or income and cash flows from operating activities. We have managed, and plan to continue to manage, our business towards the achievement of long-term growth that we believe will positively impact long-term stockholder value, and not towards the realization of short-term financial or business metrics, or short-term stockholder value. We have invested, and intend to continue to invest, heavily in our business to capitalize on our market opportunity.
For the years ended December 31, 2018, 2017 and 2016, our revenue was $190.1 million, $143.8 million and $105.6 million, respectively. During each of these years we have derived more than 90% of our revenue from our solutions serving the real estate market. Our revenue has limited seasonality as discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report, within the section entitled "Quarterly Revenue and Cost Trends."
Our Solutions
Although specific functionality varies by product, our core solutions address common business operations and interactions of businesses in our targeted verticals by providing key functionality, including accounting, document management, real-time interactive search, data analytics and communication options. In addition to our core solutions, we offer a range of optional, but often business-critical, Value+ services. Our Value+ services are available on an as-needed basis and enable our customers to adapt our platform to their specific operational requirements.
AppFolio Property Manager - Core Solution

APM is a cloud-based software solution for the real estate market that provides property managers of various sizes (including third-party managers, owner-operators and real estate investors) innovative tools and services designed to streamline their property management businesses. Our software solution serves a variety of property types, including single- and multi-family residential, commercial, community association, and student housing, and is continuously evolving to help our customers more effectively market, manage and grow their businesses. Core functionality addresses key operational issues, including accounting and business analytics and management, marketing and leasing functionality, and communications with key stakeholders, among other things.
AppFolio Property Manager - Value+ Services
In addition to our core solution, we offer Value+ services built to enhance, automate and streamline property management processes and support workflows essential to our customers' businesses. Our Value+ services generally fall into the categories of marketing and leasing, electronic payment services, resident services, business optimization and risk mitigation. Value+ services are seamlessly integrated with APM and APM PLUS so customers and their stakeholders may benefit from added efficiency and ease of use.
We deliver and maintain professionally designed and architected Websites that showcase our customers’ businesses. Our websites are fully-integrated with APM functionality, including vacancy postings, electronic payment services, owner portals, and maintenance requests. Property managers can track and analyze site traffic and lead generation and identify prospects by evaluating guest cards that are completed by prospective tenants who visit the websites in connection with posted vacancies.
Our accounting features include Electronic Payment Services that allow property managers to streamline their payables and receivables online. Our customers can collect rental application fees, rent payments and other tenant charges through a secure online portal and mobile app, as well as receive owner contributions. They can quickly and conveniently pay owners, vendors and their own management company as well.
Tenant Screening Services include background screening and credit checks for use in connection with the rental application process. In addition to obtaining an applicant's credit history, property managers have the option of leveraging an automated nationwide eviction and criminal records search, as well as accessing and/or contributing to rental payments history data, to better identify qualified tenants and reduce risk.

We offer two insurance options, Liability to Landlord Insurance and Renters Insurance, that can be tailored to help property managers protect their properties and meet renters’ needs. Property managers can instantly enroll residents in Liability to Landlord Insurance, which offers owners and investors increased protection against tenant-caused damage. Renters have the option of purchasing renters insurance through an online portal to protect their personal belongings, as well as the property itself, from certain unexpected damages.

Our Maintenance Contact Center is built into our customers APM maintenance workflow and is staffed 24/7/365 by trained agents, each acting as an extension of our property manager customers’ teams to resolve or route incoming maintenance requests. Contact center agents are able to enter non-emergency work orders directly into APM’s property maintenance software for a property manager’s approval, and to dispatch vendors immediately in case of an emergency.

Premium Leads allow customers to upgrade property listings to premium status and syndicate them to dozens of pay-to-list websites, including featured placement on many sites. Customers also receive advance call tracking and pay only for the verified leads they receive through the Value+ service.

With Tenant Debt Collections, our customers can electronically send past due tenant debt from their APM database to a national fully-licensed third party debt collection agency to recover uncollected revenue. This Value+ service also includes reporting unpaid balances to three major credit bureaus.

With the acquisitions of WeGoWise in September 2018 and Dynasty in January 2019, we expect to extend our Value+ offerings to the real estate market in the future to include a Utility Management Platform and an Artificial Intelligence Leasing Service for hire.

MyCase - Core Solution

Our legal software solution, MyCase, enables small law firms to more efficiently administer their practice and manage their caseload. MyCase is continuously evolving to help our customers more effectively market, manage and grow their businesses, and contains core functionality that addresses key operational issues, including managing calendars, contacts and documents, time tracking, billing and collections, communicating with clients and sharing sensitive and privileged materials.

MyCase - Value+ Services

In addition to our core solution for MyCase, we offer the following optional Value+ services to our legal customers.

We deliver and maintain professionally designed and architected Websites that practitioners and their clients can utilize to access case and matter information, communicate internally and externally, and manage bills. Our websites are fully-integrated with the MyCase platform and designed to improve the effectiveness of law firm marketing, streamline daily business tasks, and increase mobile presence.

Our Electronic Payment Services allow practitioners to streamline billing and receivables online. Our customers can quickly and conveniently bill their clients and receive payments electronically through MyCase's secure online portal.
Our Customers
As of December 31, 2018, we had 13,046 real estate property manager customers that directly and indirectly account for more than 90% of our annual revenue. Our real estate customers include third-party property managers, owner-operators and real estate investors who manage single- and multi-family residences, community associations, commercial properties, and student housing, as well as mixed real estate portfolios. As of December 31, 2018, we also had 10,279 small law firms as legal customers that directly and indirectly account for less than 10% of our annual revenue.
We define our customer base as the number of customers subscribing to our core solutions, exclusive of free trial periods with respect to MyCase. No individual customer represented 10% or more of our total revenue for our fiscal year ended December 31, 2018.

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
At December 31, 2018, we had 916 employees, and we consider our relationship with them to be very good. We also hire temporary employees and consultants, and feel similarly about our relationships with them. None of our employees is represented by a labor union or covered by a collective bargaining agreement.
Our Growth Strategy
We have managed, and plan to continue to manage, our business towards the achievement of long-term growth that we believe will positively impact long-term stockholder value, rather than the realization of short-term financial or business metrics, or short-term stockholder value. Our growth strategy is to provide increasingly valuable cloud-based and artificial-intelligence business management software solutions, services and analytics to our customers and their key stakeholders. Key components of our growth strategy include:
Maintain Product and Technology Leadership. We have made, and will continue to make, significant investments in research and new product development to expand our software solutions, services and data analytics capabilities as we deem appropriate in our target markets. We intend to continue using our market validation techniques and close relationships with our customers as a key source of feedback to inform and direct our product roadmap. We may also choose to acquire rather than build certain technology solutions to serve our existing or prospective customers.
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
Expand Adoption and Use By Existing Customers. We have made, and will continue to make, significant investments that expand our core functionality and add new Value+ services to meet the evolving needs and requirements of our customers and their key stakeholders. We expect our customers will continue to use our technology to manage their businesses and increasingly adopt and use additional Value+ services.
Acquire New Customers. We plan to grow our customer base with our sales and marketing programs, including evolving industry thought leadership and education, and the referral power of satisfied customers.
Enter New Adjacent Markets. We continue to evaluate and expand into adjacent markets based on our market validation strategy and customer feedback. We firmly believe that, while we are continuously developing our software solutions within one market, we can apply certain relevant product enhancements and learnings from that market as we extend our platform into each successive adjacent market.
Expand into New Verticals. We continue to review potential opportunities to expand into additional vertical markets. Any new vertical also must fit within our overall business strategy, including our management team's assessment of available alternatives, such as the number and size of potential adjacent market opportunities, and the relative risk and return of these opportunities.

Sales and Marketing

We leverage a modern marketing approach along with marketing automation technology to build brand recognition and our reputation as an industry leader in our targeted markets.

We participate in and drive industry thought leadership and education with both online and offline activities, and use a variety of marketing techniques to promote our software solutions. Our sales development team acts in partnership with our marketing organization to reach potential customers, generate additional sales opportunities and speed the time from evaluation to close. Our real estate sales representatives assist prospective customers as they evaluate our software solutions. Prospective law firm customers either sign up for a free trial on a self-service basis or speak to our sales development representatives as they evaluate our software solutions.

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

Customer Service

Our success is based on long-term customer retention, not a one-time sale, and we partner with our customers throughout the life of our relationship. We design our software solutions to be simple and easy to implement, use and manage, and offer unlimited training and support at no extra charge. We pride ourselves on being customer-centric and strive to educate our customers on the additional core functionality and Value+ services they can use to improve business efficiency and productivity.

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

Technology and Operations

Data Security and Availability

We use Ruby-on-Rails as our web application framework for both APM and MyCase. We take great care to keep these application frameworks current in order to mitigate known web application security vulnerabilities. Our software solutions run on a combination of both public and private cloud infrastructure across four distinct geographic U.S. regions, consisting of both our own servers and Amazon’s Elastic Compute Cloud platform. Our servers are located in state-of-the-art data centers operated by third-party service providers. Physical security at these facilities includes a variety of access controls, including electronic keycards, pin codes, biometric hand scans and mantraps, and policing by high resolution, motion sensitive video surveillance. These facilities provide redundant power and a system of heating, ventilating and air conditioning, as well as fire-threat detection and suppression. Upon arriving in one of our data centers, customer data is immediately replicated to a datacenter in at least one other geographic region, in order to ensure that no data is ever lost and that customer requests can always be satisfied. In addition to hot standby databases, we regularly back up all customer data to Amazon Simple Storage Service.

Our operators monitor our systems to ensure high performance and availability and our architecture allows our operators significant flexibility in achieving these goals. In particular, our operators have fine-grained control over which data center each customer’s data resides, and can easily move customer data between four geographic regions in order to avoid service disruption or to increase service performance.

All sensitive customer data is encrypted during transmission and before being written to disk, including passwords, Social Security and tax identification numbers. We regularly evaluate our Internet security, including through third-party penetration testing. In addition, our software solutions allow our customers to define roles that provide different levels of access to users, allowing them to view and modify specific items depending on their role. Supervisors can distribute work to on-site staff in a secure and controlled environment, while leadership retains visibility across the entire system.

Research and Product Development

We entrust product design, development and testing to our team of engineers, who coordinate closely with our product management team to launch new core functionality, products and Value+ services. Our engineers are organized in smaller groups to foster agility and continued innovation in responding to the evolving needs of our customers. We leverage a collaborative, team-based and test-driven approach to engineering in order to release new code frequently. We believe that it is easier for our customers to adjust to continuous updates to our software solutions, which incrementally change and improve their user experience, than it is to adapt to infrequent, but more drastic upgrades of legacy on-premise software.

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
We also see competition from numerous cloud-based solutions providers that focus almost exclusively on one or more point solutions. For example, in the real estate vertical, we compete with listing services, tenant screening applications and specialists in lease forms. In the legal vertical, we compete with time tracking, legal billing and payment services. Continued consolidation among cloud-based solution providers could lead to significantly increased competition.
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
Intellectual Property
We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures and contractual restrictions to establish and protect our proprietary rights in our core solutions and Value+ services. At January 31, 2019, we had twelve issued United States patents that directly relate to our technology and expire between 2026 and 2033. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.

We have registered “AppFolio” and "MyCase" and certain other marks as trademarks in the United States and several other jurisdictions. We have also acquired certain marks and filed trademark applications and renewals in the United States and certain other jurisdictions, and will pursue additional trademark registrations to the extent we believe it would be beneficial and cost effective. We are the registered holder of a variety of domestic and international domain names that include “appfolioinc.com,” “appfolio.com,” “mycase.com” and similar variations. We also license software from third parties for use in our solutions, including open source software and other software available on standard commercial terms.
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
Seasonality

We experience limited seasonality in our Value+ services revenue, primarily with respect to certain leasing-related services we provide to our property manager customers, including our tenant application and tenant screening services. These customers historically have processed fewer applications for new tenants during the winter holiday season; therefore, revenue associated with our leasing services typically declines in the fourth quarter. As a result of this seasonal decline in revenue, we have typically experienced slower sequential revenue growth or a sequential decline in revenue in the fourth quarter of each of our most recent fiscal years. We expect this seasonality to continue in the foreseeable future.
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
“AppFolio,” “MyCase,” the AppFolio logo, the MyCase logo, and other trademarks and trade names of AppFolio and MyCase appearing in this Annual Report are our property. All other trademarks or trade names appearing in this report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this report are referred to without the ® and ™ symbols. We do not intend our use or display of the trademarks, trade names or service marks of other parties to imply a relationship with, or endorsement or sponsorship of us by, such other parties.
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
We focus on growing our customer base by launching new and innovative core functionality and Value+ services to address our customers’ evolving business needs, developing and/or acquiring new products for adjacent markets and additional verticals, and improving the experience of our users across our targeted verticals. We prioritize product innovation and user experience over short-term financial or business metrics. We will make product decisions that may reduce our short-term operating results if we believe that these decisions are consistent with our strategic objective to achieve long-term growth. These decisions may not be consistent with the short-term expectations of some investors, and may cause significant fluctuations in our operating results from period to period. In addition, notwithstanding our intention to make strategic decisions that positively impact long-term stockholder value, the decisions we make may not produce the long-term benefits we expect.
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
We have experienced significant growth since our formation in 2006, and we anticipate that we will continue to experience growth and expansion of our operations. This growth in the size, complexity and diversity of our business has placed, and we expect it will continue to place, a significant strain on our management, administrative, operational and financial resources, as well as our company culture. Our future success will depend, in part, on our ability to manage this growth effectively. To manage the expected growth of our operations, we will need to continue to develop and improve our operational and financial controls and our reporting systems and procedures, continue to attract and retain highly qualified and motivated personnel across our organization, and continue to nurture and build on our company culture. Failure to effectively manage growth could adversely impact our business, including by resulting in errors or delays in deploying new core functionality to our customers, delays or difficulties in introducing new Value+ services or other products, declines in the quality or responsiveness of our customer service organization, enhanced legal and regulatory risks, increases in costs and operating expenses, and other operational difficulties. We expect these risks will only be increased as a result of our recent acquisitions of WegoWise and Dynasty, and any future acquisitions we may pursue. If any of these risks actually occur, it could adversely affect our operating results, and preclude us from achieving our strategic objectives.
We have a limited operating history and limited experience selling our solutions. We expect to make substantial investments across our organization to grow our business and, as a result, we expect our financial results may fluctuate significantly from period to period and we may not sustain profitability.
We were formed in 2006 and in 2008 we entered the real estate market with our first product, APM, to serve property managers. In 2012, we entered the legal vertical through the acquisition of MyCase. As a result, we have a limited operating history and limited experience selling our software solutions in two continually evolving vertical markets. These and other factors combine to make it more difficult for us to accurately forecast our future operating results, which in turn makes it more difficult for us to prepare accurate budgets and implement strategic plans. We expect that this uncertainty will continue to exist in our business for the foreseeable future, and will be exacerbated to the extent we introduce new functionality, or enter adjacent markets or new verticals, or complete additional acquisitions.
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

▪
our continued strategic efforts to identify acquisition targets that enhance the depth or functionality of our software solutions or Value+ services, or that enable our expansion into adjacent markets or new vertical markets;

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

▪	the expansion of our existing facilities, including leasing and building out additional office space, to support our growth and strategic development.
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
We have acquired, and may in the future acquire, other companies or technologies to complement or expand our software solutions, optimize our technical capabilities, enhance our ability to compete in our targeted verticals, provide an opportunity to expand into an adjacent market or new vertical, or otherwise offer growth or strategic opportunities. For example, we acquired substantially all of the assets of WegoWise in 2018, and recently completed the acquisition of Dynasty in 2019. The pursuit of acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.
We have limited experience acquiring other businesses. We may not be able to integrate acquired assets, technologies, personnel and operations successfully or achieve the anticipated synergies or other benefits from the acquired business due to a number of risks associated with acquisitions, including:

▪	the aggregate cost, whether in cash or equity securities, to acquire the business;

▪	difficulties integrating the assets, technologies, personnel or operations of the acquired business in a cost-effective manner;

▪	difficulties and additional expenses associated with supporting legacy products and services of the acquired business;

▪	difficulties converting the customers of the acquired business to our software solutions and contract terms;

▪	diversion of management’s attention from our business to address acquisition and integration challenges, as well as post-acquisition disputes;

▪	adverse effects on our existing business relationships with customers and strategic partners as a result of the acquisition;

▪	cultural challenges associated with integrating employees from the acquired organization into our company;

▪	the loss of key employees;

▪	use of resources that are needed in other parts of our business;

▪	use of substantial portions of our available cash resources to consummate the acquisition or pay acquisition-related expenses; and

▪	unanticipated costs or liabilities associated with the acquisition.
If an acquisition fails to meet our expectations in terms of its contribution to our overall business strategy or operating results, or if the costs of acquiring or integrating the acquired business exceed our estimates, our business, operating results and financial condition may suffer. In addition, acquisitions could result in the issuance of equity securities, which would result in immediate dilution to our stockholders or, the incurrence of debt, which could impose debt service obligations and restrictions on our ability to operate our business. Furthermore, a significant portion of the purchase price of companies we may acquire could be allocated to goodwill and other intangible assets, which must be assessed for impairment. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our operating results.
Actual or perceived security vulnerabilities in our software solutions, breaches of our security controls or other unauthorized access to our customers’ data could result in liability or reputational harm to us, or cause us to lose customers, any of which could harm our business and operating results.
In providing our software solutions, we store and transmit large amounts of our customers’ data, including sensitive and proprietary data. Our software solutions are typically the system of record, system of engagement and, increasingly, the system of intelligence for all or a portion of our customers’ businesses, and the data processed through our software solutions is critical to their businesses. Cyber-attacks and other malicious Internet-based activities continue on a regular basis, as evidenced by the recent targeting of a number of high profile companies and organizations. As our business grows, the number of users of our software solutions, as well as the amount of information we store, is increasing, and our brands are becoming more widely recognized. We believe these factors combine to make us an even greater target for this type of malicious activity. Techniques used to sabotage, or to obtain unauthorized access to, systems or networks change frequently and generally are not recognized until launched against a target. Therefore, despite our significant efforts to keep our systems and networks protected and up to date, we may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventive measures, any of which may expose us to a risk of loss, litigation and potential liability. In addition, some of our third-party partners also collect information from transactions with our customers, and these third parties are subject to similar threats of cyber-attacks and other malicious Internet-based activities.
If our security measures, or the security measures of our third-party partners, are breached as a result of negligence, wrongdoing or malicious activity on the part of our employees, our partners’ employees, our customers’ employees, or any third party, or as a result of any error, product defect or otherwise, and this results in the disruption of the confidentiality, availability or integrity of our customers’ data, we could incur liability to our customers and to individuals or organizations whose information was being stored by our customers, as well as, for example, fines from payment processing networks and/or regulatory action by governmental bodies. If we experience a widespread security breach, we cannot be certain that our insurance coverage will be sufficient to compensate us for liabilities actually incurred or that insurance will continue to be available to us on reasonable terms, or at all. In addition, any breaches of our security controls or other unauthorized access to our customers’ data could result in reputational damage, adversely affect our ability to attract new customers and cause existing customers to reduce or discontinue the use of our software solutions, any of which could harm our business and operating results. Furthermore, the perception by our current or potential customers that our software solutions could be vulnerable to security breaches, even in the absence of a particular problem or threat, could reduce market acceptance of our software solutions and cause us to lose customers.
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
We have experienced, and may in the future experience, website disruptions, service outages and other performance problems with our technology infrastructure. These problems may be caused by a variety of factors, including infrastructure changes, power or network outages, fire, flood or other natural disasters affecting our data centers, human or software errors, viruses, security breaches, fraud or other malicious activity, spikes in customer usage and distributed denial of service attacks. In some instances, we may not be able to identify the cause or causes of these service outages and performance problems within an acceptable period of time. If our technology infrastructure fails to keep pace with the increased number of users and amount of data, or if we are unable to avoid service outages and performance problems, or to resolve them quickly, this could adversely affect our ability to attract new customers, result in the loss of existing customers and harm our reputation, any or all of which could adversely affect our business and operating results.
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
We face a number of risks in our electronic payment services business that could adversely affect our business or operating results.
In our electronic payments services business, we facilitate the processing of both inbound and outbound payments for our customers. These payments are settled through our sponsoring clearing bank, card payment processors, and other third-party electronic payment services providers that we may contract with from time to time. Our electronic payment services subject us to a number of risks, including, but not limited to:

▪
liability for customer costs related to disputed or fraudulent transactions if those costs exceed the amount of the customer reserves we have during the clearing period or after payments have been settled to our customers;

▪	electronic processing limits on the amounts that any single electronic payment services provider, or collectively all of our electronic payment services providers, will underwrite;

▪	our reliance on sponsoring clearing banks, card payment processors and other electronic payment providers to process electronic transactions;

▪	failure by us, our electronic payment services providers or our customers to adhere to applicable laws, regulations and standards that apply to the provision of electronic payment services;

▪	continually evolving laws and regulations governing money transmission and anti-money laundering, the application or interpretation of which is not clear in some jurisdictions;

▪
incidences of fraud, security breaches, errors, defects, failures, vulnerabilities or bugs in our electronic payment services business, or our failure to comply with required external audit standards; and

▪
our inability to increase our fees when our electronic payment services providers increase their transaction processing fees, or to increase our fees in a sufficient amount to maintain our existing margins.

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
Additionally, with respect to the processing of electronic payment transactions by our third-party electronic payment services providers, we are exposed to financial risk. Electronic payment transactions between our customer and another user may be returned for various reasons such as insufficient funds or stop payment orders. If we or our electronic payment services provider is unable to collect such amounts from the customer’s account (such as if the customer is illegitimate, or if the customer refuses or is unable to reimburse us for the amounts charged back), we bear the ultimate risk of loss for the transaction amount. While we have not experienced material losses resulting from amounts charged back in the past, there can be no assurance that we will not experience these types of significant losses in the future.

In addition to the risks associated with our electronic payment services, there is an overarching risk stemming from the potential widespread adoption of quickly evolving financial technology products, including, for example, blockchain or other distributed ledger technologies, that could materially impact the manner in which payments are processed and the regulatory framework applicable to such payments. The adoption of disruptive financial technologies could significantly reduce the volume of our electronic payment services business or change the transaction costs associated with or potential revenue derived from those payments, thereby reducing our revenue and increasing our associated expenses, which could materially impact our business, financial condition, operating results and, ultimately, our stock price.
Evolution and expansion of our electronic payment services may subject us to additional risks and regulatory requirements.
The evolution and expansion of our electronic payment services may subject us to additional risks and regulatory requirements, including without limitation laws and regulations governing money transmission and anti-money laundering. These requirements vary throughout the markets in which we operate, and several jurisdictions lack clarity with respect to the application and interpretation of these rules. Our efforts to comply with these rules could require significant management time and effort, as well as significant expenditures, and will not guarantee our compliance with all regulatory requirements, especially given that the applicable regulatory frameworks are constantly changing and subject to evolving interpretation. While we maintain a compliance program focused on applicable laws and regulations throughout our applicable industries, there is no guarantee that we will not be subject to fines, penalties or other regulatory actions in one or more jurisdictions, or be required to adjust our business practices to accommodate future regulatory requirements.
We face a number of risks in our tenant screening services business that could adversely affect our business or operating results.

Our tenant screening services business is subject to a number of complex laws that are subject to varying interpretations, including the Fair Credit Reporting Act ("FCRA") and the related regulations. The FCRA has recently been the subject of multiple class-based litigation proceedings, as well as numerous regulatory inquiries and enforcement actions. In addition, entities such as the Federal Trade Commission ("FTC") and the Consumer Financial Protection Bureau ("CFPB") have the authority to promulgate rules and regulations that may impact our customers and our business. Although we attempt to structure and adapt our tenant screening services to comply with these laws and regulations, we may from time to time be found to be in violation of them. Further, regardless of our compliance with applicable laws and regulations, we may from time to time be subject to regulatory inquiries enforcement actions, class-based litigation or indemnity demands.

As we have previously announced, we are in the process of settling a class action lawsuit related to alleged violations of the FCRA. In addition, we recently received a Civil Investigative Demand ("CID") from the FTC requesting certain information relating to our compliance with the FCRA in connection with our tenant screening services business. Due to the large number of tenant screening transactions in which we participate, our potential liability in an enforcement action or a class action lawsuit could be significant, especially given that certain applicable laws and regulations provide for fines or penalties on a per occurrence basis. The existence of any such enforcement action or class action lawsuit, whether meritorious or not, may adversely affect our ability to attract customers, result in the loss of existing customers, harm our reputation and cause us to incur defence costs or other expenses. Any of the foregoing events may negatively affect our business, financial condition, operating results and, ultimately, our stock price.
We use third-party service providers for important electronic payment and tenant screening services, and their failure to fulfill their contractual obligations could harm our reputation, disrupt our business and adversely affect our operating results.
We use third-party electronic payment services providers to enable us to provide electronic payment services to our customers, and third-party tenant screening services providers to enable us to provide tenant screening services, such as background and credit checks, to our customers. We rely on these service providers to provide us with accurate and timely information, and we have significantly less control over our electronic payment and tenant screening services than if we were to maintain and operate them ourselves. In some cases, functions necessary to our business are performed on proprietary third-party systems and software to which we have no access. We also generally do not have long-term contracts with these service providers. In addition, some of these service providers compete with us directly or indirectly in the markets we serve. The failure of these service providers to provide us with accurate and timely information, to fulfill their contractual obligations of us, or to renew their contracts with us, could result in direct liability to us, harm our reputation, result in significant disruptions to our business, and adversely affect our operating results.
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
While we focus on providing industry-specific, cloud-based business management software solutions in our targeted verticals, we compete with other vertical cloud-based solution providers, as well as with horizontal cloud-based solution providers that provide broad cloud-based solutions across multiple verticals. Our competitors include established vertical software vendors, as well as newer entrants in the market. We also face competition from numerous cloud-based solution providers that focus almost exclusively on one or more point solutions. Continued consolidation among cloud-based providers could lead to significantly increased competition.
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
We provide cloud-based business management software for SMBs in the real estate and legal markets and, as part of our business strategy, we will assess entry into new markets. While the overall market for cloud-based business management software is rapidly growing, it is not as mature as the market for legacy on-premise software applications. In addition, when compared to larger enterprises, SMBs have not historically purchased enterprise resource planning or other enterprise-wide software systems to manage their businesses due to the cost and complexity of implementing such systems, which generally did not address their industry-specific needs. Furthermore, a number of widely adopted cloud-based solutions have not traditionally targeted SMBs.

As a result, many SMBs still run their businesses using manual processes and disparate software systems that are not web-optimized, while others may have invested substantial resources to integrate a variety of point solutions into their organizations to address one or more specific business needs and, therefore, may be reluctant to migrate to a vertical cloud-based solution designed to apply to their entire business. Our success will depend, in part, on the widespread adoption by SMBs of cloud computing in general and of cloud-based business management software in particular.
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
Market opportunity estimates are subject to significant uncertainty and are based on assumptions and estimates, including our internal analysis and industry experience. Assessing the market for industry-specific, cloud-based business management software is particularly difficult due to a number of factors, including limited available information and rapid evolution of the market. If we had made different assumptions, our estimates of market opportunity could be materially different.
In addition, even if the markets in which we compete meet or exceed our size estimates, our software solutions could fail to gain market acceptance and our business may not grow in line with our forecasts, or at all, which would have a material adverse impact on our financial condition and operating results.
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
The software industry in general, and our targeted verticals in particular, are characterized by rapid technological advances, changing industry standards, evolving customer requirements and intense competition. Our ability to attract new customers, increase revenue from our existing customers, and expand into adjacent markets or new verticals depends, in part, on our ability to enhance the functionality of our existing software solutions by introducing new and innovative core functionality and Value+ services that keep pace with technological developments, and provide functionality that addresses the evolving business needs of our customers. In addition, our growth over the long term depends, in part, on our ability to introduce new products for adjacent markets and additional verticals that we identify through our market validation process. Market acceptance of our current and future software solutions will depend on numerous factors, including:

▪	the unique functionality and ease of use of our software solutions and the extent to which our software solutions meet the business needs of our customers;

▪	the perceived benefits and security of our cloud-based business management software solutions relative to on-premise software applications or other competitive products;

▪	the pricing of our software solutions relative to competitive products;

▪	perceptions about the security, privacy and availability of our software solutions relative to competitive products;

▪	time-to-market of the updates and enhancements to our core functionality, Value+ services and new products; and

▪	perceptions about the quality and responsiveness of our customer service organization.
If we are unable to successfully enhance the functionality of our existing software solutions, including our core solutions and Value+ services, and develop or acquire new products that gain market acceptance in adjacent markets and additional verticals, our revenue may increase at a slower rate than we expect and may even decline, which could adversely affect our operating results.
Our business depends substantially on existing customers renewing their subscriptions with us and expanding their use of our Value+ services, and a decline in customer renewal rates, or failure to convince existing customers to adopt and utilize our Value+ services, could adversely impact our operating results.
In order for us to maintain or increase our revenue and improve our operating results, it is important that our existing customers continue to pay subscription fees for the use of our core solutions, which tend to incrementally rise over time, as well as increase their adoption and utilization of our Value+ services. Our customers have no obligation to renew their subscriptions with us upon expiration of their subscription periods, which typically range from one month to one year. We cannot assure you that our customers will renew their subscriptions with us. In addition, our law firm customers that start their accounts using a 10-day free trial have no obligation to begin a paid subscription. Furthermore, although a significant portion of our revenue growth has historically resulted from the adoption and utilization of our Value+ services by our existing customers, we cannot assure you that our existing customers will continue to broaden their adoption and utilization of our Value+ services, or use our Value+ services at all. If our existing customers do not renew their subscriptions and increase their adoption and utilization of our existing or newly developed Value+ services, our revenue may increase at a slower rate than we expect and may even decline, which could adversely impact our financial condition and operating results.
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
As the markets for our existing software solutions mature, or as current and future competitors introduce new products or services that compete with ours, we may experience pricing pressure and be unable to renew our subscription agreements with existing customers or increase adoption and usage of our Value+ services, or attract new customers at prices that are consistent with our current pricing model and operating budget. If this were to occur, it is possible that we would have to change our pricing model, offer pricing incentives, or generally reduce our prices, which may adversely affect our revenue even if adoption and utilization remain constant. In addition, many of our customers are smaller companies or firms, which are typically more cost sensitive than larger enterprises. Changes to our pricing model could harm our customer retention rates and our ability to attract new customers, whether in connection with our core solutions or our Value+ services, which could adversely affect our operating results.
We expect to continue to derive a significant portion of our revenue from our property manager customers, and factors resulting in a loss of these customers could adversely affect our operating results.
Historically, more than 90% of our revenue has been derived from APM, and we expect that our property manager customers will continue to account for a significant portion of our revenue for the foreseeable future. We could lose property manager customers as a result of numerous factors, including:

▪	the expiration and non-renewal of subscriptions or termination of subscription agreements;

▪	the introduction of competitive products or technologies;

▪	our failure to provide updates and enhancements to our core functionality and Value+ services, and to introduce new Value+ services to our customers;

▪	changes in pricing policies by us or our competitors;

▪	acquisitions or consolidations within the property management industry;

▪	bankruptcies or other financial difficulties facing our customers; and

▪	conditions or trends that are specific to the property management industry such as the economic factors that impact the rental market.
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

▪	the timing and costs associated with legal proceedings, enforcement actions, regulatory inquiries or similar matters;

▪	changes in the competitive dynamics of our industry, including consolidation among competitors, strategic partners or customers;

▪	loss of our executive officers or other key employees;

▪	industry conditions and trends that are specific to the verticals in which we sell or intend to sell our software solutions; and

▪	general economic and market conditions.
Our focus on managing our business towards the achievement of long-term growth, rather than the realization of short-term financial or business metrics, may serve to exacerbate the fluctuations in our quarterly results, which could result in downward pressure on the market price of our Class A common stock. In addition, fluctuations in quarterly results may negatively impact the value of our Class A common stock, regardless of whether they impact or reflect the overall performance of our business. Furthermore, if our quarterly results fall below the expectations of investors or any securities analysts who follow our stock, or below any financial guidance we may provide, the price of our Class A common stock could decline substantially.
Our corporate culture has contributed to our success and, if we cannot continue to foster this culture as we grow, we could lose the passion, creativity, teamwork, focus and innovation fostered by our culture.
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
To execute our growth plan and achieve our strategic objectives, we must continue to attract and retain highly qualified and motivated personnel across our organization. In particular, in order to continue to enhance our software solutions, add new and innovative core functionality and Value+ services, as well as develop new products, it will be critical for us to increase the size of our research and product development organization, including hiring highly skilled software engineers. Competition for software engineers is intense within our industry and there continues to be upward pressure on the compensation paid to these professionals. In addition, in order for us to achieve broader market acceptance of our software solutions, grow our customer base, and pursue adjacent markets and new verticals, we will need to continue to increase the size of our sales and marketing and customer service organizations. Identifying and recruiting qualified personnel training them in the use of our software solutions and ensuring they are well-equipped to provide great service to our customers requires a significant investment of time and resources, and it can be particularly difficult to retain these individuals.
Many of the companies with which we compete for experienced personnel have greater name recognition and financial resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that we or these employees have breached their legal obligations, resulting in a diversion of our time and resources. In addition, our headquarters are located in Santa Barbara, California, which is not generally recognized as a prominent commercial center, and it is challenging to attract qualified professionals due to our geographic location. As a result, we may have even greater difficulty hiring and retaining skilled personnel than our competitors. If we are unable to attract and retain the personnel necessary to execute our growth plan, we may be unable to achieve our strategic objectives and our operating results may suffer.
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
In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including our data center operators, electronic payment and tenant screening services providers, and other third parties that support delivery of our software solutions. Identifying partners, negotiating agreements and maintaining relationships requires significant time and resources. Our competitors may be more effective than us in cost-effectively building relationships with third parties that enhance their products and services, allow them to provide more competitive pricing, or offer other benefits to their customers. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of current and potential strategic partners willing to establish or maintain relationships with us, and could increase the price at which products or services are available to us. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired, which could negatively impact our operating results. Even if we are successful, we cannot assure you that these relationships will result in increased customer adoption and usage of our software solutions or improved operating results. Furthermore, if our partners fail to perform as expected, we may be subjected to litigation, our reputation may be harmed, and our business and operating results could be adversely affected.
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
Problems faced by our third-party data center operators, or with any of the service providers with whom we or they contract, could adversely affect the experience of our customers. Our third-party data center operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our third-party data center operators, or any of the service providers with whom we or they contract, may have negative effects on our business. Additionally, if our data centers are unable to keep up with our growing needs for capacity or any spikes in customer demand, this could have an adverse effect on our business. Any changes in third-party service levels at our data centers could result in loss of or damage to our customers’ stored information and service interruptions, which could harm our reputation. These issues could also cause us to lose customers, harm our ability to attract new customers, and subject us to potential liability, any of which could adversely affect our operating results.
Our systems are not yet fully redundant and, although the redundancies we do have in place will permit us to respond, at least to some degree, to service outages, our third-party data centers are vulnerable in the event of failure. We do not yet have adequate structure or systems in place to recover from a data center’s severe impairment or total destruction, and recovery from the total destruction or severe impairment of any of our third-party data centers could be difficult or may not be possible at all.
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
Our insurance-related wholly owned subsidiaries and third-party service providers maintain licenses with a number of individual state departments of insurance. Collectively, we are subject to state governmental regulation and supervision in connection with the operation of our insurance business, which includes both our legal liability to landlord insurance and renters' insurance businesses. This state governmental supervision could limit the growth of our insurance business by increasing the costs of regulatory compliance, limiting or restricting the products or services we provide or the methods by which we provide them, and subjecting us to the possibility of regulatory actions or proceedings. Our continued ability to maintain these insurance licenses in the jurisdictions in which we are licensed depends on our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions. Furthermore, state insurance departments conduct periodic examinations, audits and investigations of the affairs of insurance companies and agencies, any of which could result in the expenditure of significant management time or financial resources.
     In all jurisdictions, the applicable laws and regulations are subject to amendment and interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement and interpret rules and regulations. Accordingly, we may be precluded or temporarily suspended from carrying on some or all of the activities of our insurance business or otherwise be fined or penalized in a given jurisdiction. No assurances can be given that our insurance business can continue to be conducted in any given jurisdiction as it has been conducted in the past or that we will be able to expand our insurance business in the future.
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
Even if we choose to enter new verticals, our market validation process does not guarantee our success. We may be unable to develop a software solution for a new vertical or, in the event that we enter a new vertical by way of a strategic acquisition, we may be unable to leverage the acquired software solution in time to take advantage of the identified market opportunity, and any delay in our time-to-market could expose us to additional competition or other factors that could impede our success. In addition, any software solution we develop or acquire for a new vertical may not provide the functionality required by potential customers and, as a result, may not achieve widespread market acceptance within the new vertical. To the extent we choose to enter new verticals, whether organically or via strategic acquisition, we may invest significant resources to develop and expand the functionality of our software solutions to meet the needs of customers in those verticals, which investments will occur in advance of our realization of revenue from them.
In addition, while we expedited our entry into the legal vertical through the acquisition of MyCase in 2012, our practice and case management solution is in an earlier stage of development than APM, our property management solution, and we are at an earlier stage in the process of expanding the core functionality and Value+ services associated with our legal software. We face significant competition in the legal market from both vertical software vendors and cloud-based solution providers that offer one or more point solutions. There can be no assurance that we will be able to achieve market acceptance for our legal software at or near the levels achieved by our property management software. The success of our vertical market strategy depends, in part, on our ability to continue to significantly increase the number and size of our law firm customers and the revenue derived from them, and our failure to achieve these objectives could have an adverse impact on our operating results.
All of our revenues are generated by sales to customers in our targeted verticals, and factors that adversely affect the applicable industry could also adversely affect us.
Currently, all of our sales are to customers in the real estate market and, to a lesser extent, the legal market. Demand for our software solutions could be affected by factors that are unique to and adversely affect our targeted verticals. In particular, the real estate and legal markets are highly regulated, subject to intense competition and impacted by changes in general economic and market conditions. For example, changes in applicable laws and regulations could significantly impact the software functionality demanded by our customers and require us to expend significant resources to ensure our software solutions continue to meet their evolving needs. In addition, other industry-specific factors, such as industry consolidation or the introduction of competing or disruptive technology, could lead to a significant reduction in the number of customers that use our software solutions within a particular vertical or the Value+ services demanded by these customers. Further, if the real estate or legal markets decline, our customers may decide not to renew their subscriptions or they may cease using our Value+ services in order to reduce costs to remain competitive. As a result, our ability to generate revenue from our real estate and legal market customers could be adversely affected by specific factors that affect the real estate or legal markets.
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
While we plan to continue to market and sell our software solutions to smaller companies or firms, our growth strategy is dependent, in part, upon increasing sales of our software solutions to larger customers within the real estate and legal markets. Sales to larger customers may involve risks that are not present, or are present to a lesser extent, in sales to smaller businesses. As we seek to increase our sales to larger customers, we may invest considerably greater amounts of time and financial resources in our sales and marketing efforts. In addition, we may face longer sales cycles and experience less predictability and greater competition in completing some of our sales than we have in selling our software solutions to smaller businesses. Although we generally have not configured our software solutions or negotiated our pricing for specific customers, which has historically resulted in reduced upfront selling costs, our ability to successfully sell our software solutions to larger customers may be dependent, in part, on our ability to develop functionality, or to implement pricing policies, that are unique to particular customers. It may also be dependent on our ability to attract and retain sales personnel with experience selling to larger organizations. Also, because security breaches or other performance problems with respect to larger customers may result in greater economic harm to these customers and more adverse publicity, there is increased financial and reputational risk associated with serving such customers. If we are unable to increase sales of our software solutions to larger customers, while mitigating the risks associated with serving such customers, our business and operating results may suffer.
If we are unable to deliver effective customer service, it could harm our relationships with our existing customers and adversely affect our ability to attract new customers.
Our business depends, in part, on our ability to satisfy our customers, both by providing software solutions that address their business needs, and by providing onboarding services and ongoing customer service, which contributes to retaining customers and increasing adoption and utilization of our Value+ services by our existing customers. Once our software solutions are deployed, our customers depend on our customer service organization to resolve technical issues relating to their use of our solutions. We may be unable to respond quickly to accommodate short-term increases in customer demand for support services or may otherwise encounter a customer issue that is difficult to resolve. If a customer is not satisfied with the quality or responsiveness of our customer service, we could incur additional costs to address the situation. As we do not separately charge our customers for support services, increased demand for our support services would increase costs without corresponding revenue, which could adversely affect our operating results. In addition, regardless of the quality or responsiveness of our customer service efforts, a customer that is not satisfied with an outcome may choose to terminate, or not to renew, their relationship with us.
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
We sell our software solutions to customers within the real estate market and, to a lesser extent, the legal market. Our customers use our software solutions for business activities that are subject to a number of laws and regulations, including without limitation federal, state and local real property laws and legal ethics rules. Any failure by our customers to comply with laws and regulations applicable to their businesses could result in fines, penalties or claims for substantial damages against our customers. To the extent our customers believe that our software solutions or our customer service organization caused or contributed to such failures, our customers may make claims for damages against us, regardless of whether we are responsible for the failure. As a result, we may be subject to lawsuits that, even if unsuccessful, could divert our resources and our management’s attention and adversely affect our business, and our insurance coverage may not be sufficient to cover such claims against us.
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
There is considerable patent, trademark, copyright, trade secret and other intellectual property development activity in our industry. Our success depends, in part, on our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may legally own or claim to own intellectual property relating to our technology or software solutions, including without limitation technology we develop and build internally and that which we acquire. From time to time, our competitors or other third parties may claim that we are infringing upon their intellectual property rights. However, we may be unaware of the intellectual property rights that others may claim cover some or all of our technology or software solutions. Any claims or litigation, regardless of merit, could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages, settlement costs or ongoing royalty payments, require that we comply with other unfavorable license and other terms, or prevent us from offering our software solutions in their current form. Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the attention of our management and key personnel from our business operations and harm our operating results.

We have incurred and will continue to incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with legal requirements and corporate governance initiatives.

As a public company, we have incurred and expect to continue to incur significant legal, accounting, compliance and other expenses. We are subject to the reporting requirements of the Exchange Act, the listing requirements of the NASDAQ Global Market, and other applicable securities rules and regulations. Compliance with these rules and regulations will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources, particularly now that we are no longer an “emerging growth company” as defined in the JOBS Act.

For example, the Exchange Act requires that we publicly file annual, quarterly and current reports with respect to our business and operating results, and the Sarbanes-Oxley Act of 2002, or SOX, requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to meet these requirements, significant resources and management oversight will be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results.

Because we are no longer an “emerging growth company,” we are subject to, among other things, the requirement under Section 404 of SOX to obtain an attestation report on internal control over financial reporting from our independent registered public accounting firm, enhanced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and the requirement to hold a nonbinding advisory vote on executive compensation. Compliance with these additional requirements will only further increase our legal and financial compliance costs.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure requirements are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more difficult and time consuming. These laws, regulations and standards are subject to varying interpretations and their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us, which could result in a material adverse impact on our business.

Compliance with the requirements of Section 404 of SOX will be costly and divert management resources, and we and our independent registered public accounting firm may be unable to conclude that our internal control over financial reporting is effective.

Pursuant to Section 404 of SOX, we are required to furnish an annual report by our management on our internal control over financial reporting. Because we are no longer an "emerging growth company," we are required to include with this annual report an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve and maintain compliance with Section 404, we have been and will continue to be engaged in a process to document and evaluate our internal control over financial reporting, which will be costly and result in a diversion of management resources. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting.

Despite our efforts, there is a risk that in the future neither we nor our independent registered public accounting firm will be able to conclude that our internal control over financial reporting is effective as required by Section 404. If this were to occur, we could be subject to investigations or enforcement actions by the SEC or other regulatory authorities, stockholder lawsuits or other adverse actions, any of which could require us to incur defense costs, pay fines, settlements or judgments, or incur other costs or expenses. Furthermore, investor perceptions of our business may suffer if deficiencies are found, which could cause a decline in the market price of our Class A common stock.

Irrespective of our compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these requirements effectively, it could harm our business, and could result in an adverse opinion on our internal control over financial reporting from our independent registered public accounting firm.
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
Our existing credit agreement with Wells Fargo as administrative agent, and the lenders that are parties thereto, which we refer to as the Second Amendment of our Original Credit Agreement, contains certain operating and financial restrictions and covenants, including limitations on dividends, dispositions, mergers or consolidations, incurrence of indebtedness and liens, and other corporate activities. These restrictions and covenants, as well as those contained in any future financing agreements that we may enter into, may restrict our ability to finance our operations, and to engage in, expand or otherwise pursue our business activities and strategic objectives. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under the Second Amendment of our Original Credit Agreement and any future financing agreements that we may enter into. If not waived, defaults could cause any outstanding indebtedness under the Second Amendment of our Original Credit Agreement and any future financing agreements that we may enter into to become immediately due and payable.
We may require additional capital to support our operations or the growth of our business, and we cannot be certain that this capital will be available on favorable terms when required, or at all.
We may need additional capital to grow our business and meet our strategic objectives. Our ability to obtain additional capital, if and when required, will depend on numerous factors, including investor and lender demand, our historical and forecasted financial and operating performance, our market position, and the overall condition of the capital markets. We cannot guarantee that additional financing will be available to us on favorable terms when required, or at all. In addition, if we raise additional funds through the issuance of equity securities, those securities may have powers, preferences or rights senior to the rights of our Class A common stock, and our existing stockholders may experience immediate dilution. If we raise additional funds through the issuance of debt securities, we may incur interest expense or other costs to service the indebtedness, we may be required to encumber certain assets, and we may become subject to restrictions on our ability to conduct business, any of which could negatively impact our operating results. Furthermore, if we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support the growth of our business and the achievement of our strategic objectives could be significantly impaired and our operating results may be harmed.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

At December 31, 2018, we had federal net operating loss carryforwards of approximately $57.7 million and state net operating loss carryforwards of approximately $41.2 million, which begin to expire in 2031 and 2023, respectively. At December 31, 2018, we also had federal and state research and development credit carryforwards of $7.4 million and $7.5 million, respectively. The federal credits carryforwards will begin to expire in 2031, while the majority of state credit carryforwards apply indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50% over a rolling three-year period. Similar rules may apply under state tax laws. It is possible that our existing net operating loss and/or credit carryforwards may be subject to limitations arising from previous ownership changes, and future issuances of our stock could cause an ownership change. Furthermore, our ability to utilize net operating loss and/or credit carryforwards of companies that we have acquired or may acquire in the future may be subject to limitations. Any such limitations on our ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.
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

The market price of our Class A common stock has been, and is likely to continue to be, highly volatile, and fluctuations in the price of our Class A common stock could cause you to lose all or part of your investment. For example, during 2018, the share price of our Class A common stock on the NASDAQ Global Market fluctuated between $37.56 and $91.49.

There are numerous factors that could cause fluctuations in the market price of our Class A common stock, including:

▪	volatility in the trading volume of our Class A common stock;

•	price and volume fluctuations in the overall stock market;

▪	volatility in the market prices and trading volumes of securities issued by software companies;

▪	changes in operating performance and stock market valuations of software companies generally, and of companies that sell cloud-based solutions within our targeted verticals in particular;

▪	sales of shares of our Class A common stock by us or our stockholders, or perceptions that such sales may occur;

▪	any future announcements to repurchase our Class A common stock, and any actual share repurchases that we may undertake from time to time;

▪	failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;

▪	the guidance we may provide to the public, any changes in that guidance, and our performance relative to that guidance;

▪	announcements by us or our competitors of new products or services;

▪	public reaction to our press releases, filings with the SEC and other public announcements;

▪	rumors and market speculation involving us or other software companies;

▪	actual or anticipated changes in our operating results or fluctuations in our operating results;

▪	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

▪	legal proceedings, enforcement actions or regulatory inquiries relating to us or our competitors;

▪	developments or disputes concerning our intellectual property or other proprietary rights;

▪	announced or completed acquisitions of businesses or technologies by us or our competitors;

▪	new laws or regulations or new interpretations of existing laws or regulations applicable to our business or the industries in which we operate;

▪	changes in accounting standards, policies, guidelines, interpretations or principles;

▪	changes in our management; and

▪	general economic conditions and trends, including slow or negative growth of our markets.

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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. At December 31, 2018, the holders of the outstanding shares of our Class B common stock, including our executive officers, directors, and principal stockholders, collectively hold approximately 92% of the combined voting power of our outstanding capital stock. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our outstanding capital stock and therefore are able to exercise significant influence and control over the establishment and implementation of our future business plans and strategic objectives, as well as to control all matters submitted to our stockholders for approval. These persons may manage our business in ways with which you disagree and which may be adverse to your interests. This concentrated control may also have the effect of delaying, deterring or preventing a change-in-control transaction, depriving our stockholders of an opportunity to receive a premium for their capital stock or negatively affecting the market price of our Class A common stock.

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

S&P Dow Jones, a provider of widely followed stock indices, has announced that companies with multiple classes of stock, will not be eligible for inclusion in certain of their indices. As a result, our Class A common stock will not be eligible for those stock indices. Additionally, FTSE Russell, another provider of widely followed stock indices, requires new constituents of its indices to have at least five percent of their voting rights in the hands of public stockholders. At December 31, 2018, the holders of the outstanding shares of our Class B common stock, including our executive officers, directors, and principal stockholders, collectively hold approximately 92% of the combined voting power of our outstanding capital stock. Many investment funds are precluded from investing in companies that are not included in such indices, and these funds would be unable to purchase our Class A common stock. We cannot assure you that other stock indices will not take a similar approach in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.

In addition, several shareholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may cause shareholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any actions or publications by shareholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.

Share repurchases could increase the volatility of the trading price of our common stock and diminish our cash reserves, and we cannot guarantee that our share repurchase program will  enhance long-term stockholder value.

In October 2018, our Board of Directors adopted a $30.0 million Share Repurchase Program relating to our outstanding shares of our Class A common stock.  In February 2019, our Board of Directors adopted a $100.0 million Share Repurchase Program relating to our outstanding shares of our Class A common stock, which is inclusive of, and not in addition to, the remaining availability under the October 2018 authorization.  Although our Board of Directors has authorized the Repurchase Program, it does not obligate us to repurchase any specific dollar amount or number of shares, there is no expiration date for the Repurchase Program, and the Repurchase Program may be modified, suspended or terminated at any time and for any reason. The timing and actual number of shares repurchased under the Repurchase Program will depend on a variety of factors, including the acquisition price of the shares, our liquidity position, general market and economic conditions, legal and regulatory requirements and other considerations.  Our ability to repurchase shares may also be limited by restrictive covenants in our existing credit agreement or in future borrowing arrangements we may enter into from time to time.

Repurchases of our shares could increase the volatility of the trading price of our shares, which could have a negative impact on the trading price of our shares.  Similarly, the future announcement of the termination or suspension of the Repurchase Program, or our decision not to utilize the full authorized repurchase amount under the Repurchase Program, could result in a decrease in the trading price of our shares.  In addition, the Repurchase Program could have the impact of diminishing our cash reserves, which may impact our ability to finance our growth, complete acquisitions and execute our strategic plan. There can be no assurance that any share repurchases we do elect to make will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased our shares.  Although our share repurchase program is intended to enhance long-term stockholder value, we cannot guarantee that it will do so and short-term stock price fluctuations could reduce the effectiveness of the Repurchase Program.

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
At December 31, 2018, we had an aggregate of 1.5 million options outstanding that, if fully exercised, would result in the issuance of additional shares of Class A common stock or Class B common stock, as applicable. Our Class B common stock converts into Class A common stock on a one-for-one basis. In addition, at December 31, 2018, we had 0.7 million restricted stock units, or RSUs, outstanding which, if fully vested and settled in shares, would result in the issuance of additional shares of Class A common stock. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options), or upon the vesting and settlement of RSUs, have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance.

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
Our corporate headquarters is located in three adjacent office buildings in Santa Barbara, California. The lease on the first building covers approximately 43,300 square feet and expires in December 2021. The lease on the second building covers approximately 35,900 square feet and expires in April 2023. The term of those leases can be extended for two additional three-year terms at our election. The lease on the third building covers approximately 86,000 square feet and expires in September 2028. The term of this lease may be extended for two additional five year terms at our election.
We also lease space in San Diego, California, Plano, Texas, Richardson, Texas and Boston, Massachusetts under leases that expire at various times between 2020 and 2022 with various term extensions available.
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

In September 2017, a putative federal class action styled Leo v. AppFolio, Inc. (Civ. No. 3:17-cv-05771; W.D. Wash.) was filed naming us as a defendant and alleging certain violations of the FCRA in connection with our tenant screening Value+ service (the "Leo Litigation"). The parties reached an agreement to settle the Leo Litigation in the fourth quarter of 2018. The court has approved the proposed settlement on a preliminary basis, and recently directed the parties to provide notice to the classes. We do not, and will not, admit any liability whatsoever in connection with the claims and allegations in the Leo Litigation. The final settlement will be subject to court approval. As a result of the pending settlement of the Leo Litigation, we recorded an expense, net of expected insurance proceeds, of $1.1 million during the twelve months ended December 31, 2018, within cost of revenue. Our insurer has agreed to pay its portion of the settlement proceeds directly to the settlement fund following final court approval.

In addition, from time to time, we are involved in various legal proceedings arising from or related to claims incident to the normal course of our business activities. Although the results of such legal proceedings and claims cannot be predicted with certainty, we believe we are not currently a party to any legal proceeding(s) which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows. However, regardless of the merit of any claims raised or the ultimate outcome, legal proceedings may generally have an adverse impact on us as a result of defense and settlement costs, diversion of management resources and other factors.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our Class A common stock began trading publicly on the NASDAQ Global Market under the symbol "APPF" on June 26, 2015. Prior to that date, there was no public trading market for our Class A common stock.

Our Class B common stock is not listed or traded on any stock exchange.

Holders of Record

At February 15, 2019, there were 27 holders of record of our Class A common stock and 102 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Stock Repurchase Program

In October 2018, our Board of Directors ("Board") authorized a $30.0 million Share Repurchase Program of its outstanding Class A Common Stock. Share repurchases made under the Program were made through open market transactions as follows (in millions, except price per share and share amounts):

	Total Number of Shares Repurchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands)			(in millions)
October 31, 2018	—	—	—	30,000
November 1, 2018 to November 30, 2018	343,675	$58.10	343,675	10,100
December 1, 2018 to December 31, 2018	27,076	$59.87	27,076	8,445
(1)These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired.
(2)Excludes broker commissions.

On February 20, 2019 the Board of Directors authorized a $100.0 million Share Repurchase Program of its outstanding Class A Common Stock. Under the Program, share repurchases may be made from time to time as directed by a Committee consisting of three Directors, in open market purchases or privately negotiated transactions at a repurchase price that the members of the Committee unanimously believe is below intrinsic value conservatively determined. This Program does not obligate the Company to repurchase any specific dollar amount or number of shares, there is no expiration date to the Program, and it may be modified, suspended or terminated at any time and for any reason.
Pursuant to the $30.0 million Share Repurchase Program announced in October 2018, the Company has repurchased 370,751 shares for an aggregate purchase price of $21.6 million. The balance of $8.4 million remaining under the October authorization is included within the $100.0 million Share Repurchase Program authorized on February 20, 2019.

Stock Performance Graph

The following performance graph compares the cumulative total return on our Class A common stock with that of the S&P 500 Index and the NASDAQ Computer Index. This chart assumes $100 was invested in our Class A common stock at the close of market on June 26, 2015, which was our initial trading day, and in the S&P 500 Index and the NASDAQ Computer Index, and assumes the reinvestment of any dividends.

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

Unregistered Sales of Equity Securities
None.

Use of Proceeds
None.

ITEM 6.     SELECTED FINANCIAL DATA

The following tables present our historical selected consolidated financial data for the periods indicated. We have derived the selected Consolidated Statements of Operations data for the fiscal years ended December 31, 2018, 2017 and 2016 and the selected Consolidated Balance Sheet data at December 31, 2018 and 2017 from our audited Consolidated Financial Statements included elsewhere in this Annual Report. We have derived the selected Consolidated Statements of Operations data for the fiscal years ended December 31, 2015 and 2014 and the selected Consolidated Balance Sheet data at December 31, 2016, 2015 and 2014 from our audited Consolidated Financial Statements, which are not included in this Annual Report. Our historical results are not necessarily indicative of the results we expect in the future.
The following historical selected consolidated financial data should be read in conjunction with, and are qualified in their entirety by reference to, the section of this Annual Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2018 (1)	2017	2016	2015	2014
	(in thousands, except per share data)
Consolidated Statements of Operations Data:

Revenue	$190,071	$143,803	$105,586	$74,977	$47,671
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)(2)	73,549	55,283	44,630	33,903	22,555
Sales and marketing(2)	33,288	28,709	28,827	26,076	16,876
Research and product development(2)	24,111	16,578	12,638	9,554	6,505
General and administrative(2)	24,891	21,199	17,979	14,343	6,489
Depreciation and amortization	14,576	12,699	9,935	6,104	3,805
Total costs and operating expenses	170,415	134,468	114,009	89,980	56,230
Income (loss) from operations	19,656	9,335	(8,423)	(15,003)	(8,559)
Other (expense) income, net	(56)	(96)	(37)	5	(121)
Interest income (expense), net	787	535	246	(595)	59
Income (loss) before provision for income taxes	20,387	9,774	(8,214)	(15,593)	(8,621)
Provision for income taxes	420	58	67	75	—
Net income (loss)	$19,967	$9,716	$(8,281)	$(15,668)	$(8,621)
Net income (loss) per common share:
Basic	0.59	0.29	(0.25)	(0.73)	(0.98)
Diluted	0.56	0.28	(0.25)	(0.73)	(0.98)
Weighted average common shares outstanding:
Basic	34,128	33,849	33,561	21,336	8,757
Diluted	35,562	35,151	33,561	21,336	8,757
(1) We acquired WegoWise on August 31, 2018. The results of WegoWise have been included in our results of operations from date of acquisition. Refer to Note 3 - Acquisition of WegoWise of our Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding this transaction.

(2) The following table presents stock-based compensation expense included in each respective expense category:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Stock-based compensation expense included in costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$1,103	$725	$471	$124	$68
Sales and marketing	1,034	723	442	115	48
Research and product development	1,079	657	382	41	19
General and administrative	3,121	3,991	3,006	727	757
Total stock-based compensation expense	$6,337	$6,096	$4,301	$1,007	$892

	At December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and investment securities(1)	$101,963	$68,310	$52,860	$56,715	$5,412
Capitalized software, net	20,485	17,609	15,539	10,021	5,509
Total assets	175,741	110,248	92,583	90,481	25,434
Deferred revenue	3,414	7,080	7,638	4,953	3,780
Current and long-term debt, net	49,815	—	—	—	—
Convertible preferred stock	—	—	—	—	63,166
Total stockholders’ equity (deficit)	91,846	85,079	69,682	72,697	(51,467)
(1) Amounts for the years ended December 31, 2018, 2017, 2016, and 2015 include cash and cash equivalents, investment securities-current and investment securities-noncurrent. We held no investment securities during the year ended December 31, 2014.

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

Overview
Our mission is to revolutionize vertical industry businesses by providing great software and services. To that end, today we offer industry-specific, cloud-based business software solutions, services and data analytics to the real estate market, which comprises a significant majority of our revenue, and, to a lesser extent, to the legal market.
We were formed in 2006 with a vision to revolutionize the way that small and medium-sized businesses, or SMBs, grow and compete by enabling their digital transformation.
In 2008, we entered the real estate market with our first product, AppFolio Property Manager, a property management solution designed to address the unique operational and business requirements of property management companies. In 2012, we entered the legal market with the acquisition of MyCase, a legal practice and case management solution primarily for small law firms. Recognizing that our customers and their stakeholders would benefit from additional business-critical services, we launched a series of Value+ services beginning in 2009. Through our market validation approach and ongoing investment in product development, we continuously update our software solutions with new and innovative core functionality and Value+ services, as well as assess opportunities in adjacent markets and new verticals.

Our real estate software solutions provide our property manager customers with a system of record to automate essential business processes, a system of engagement to enhance business interactions between our customers and their clients and other stakeholders, and a system of intelligence to leverage data to predict and optimize business workflows in order to enable superior customer experiences and increase efficiency across our customers' businesses. We also provide software solutions to the legal market that enable law firms to administer their practice and manage their caseloads more efficiently by centralizing case details and communications in a single system.
We have focused on growing our revenue by increasing the size of our customer base in the markets we serve, increasing the number of units under management, introducing new or expanded Value+ services, retaining customers, and increasing the adoption and utilization of our Value+ services by new and existing customers.
To date, we have experienced rapid revenue growth due to our investments in research and product development, sales and marketing, customer service and support, and infrastructure. We intend to continue to invest in growth across our organization as we expand in our current markets, adjacent markets and into new verticals. These investments to grow our business will continue to increase our costs and operating expenses on an absolute basis. Many of these investments will occur in advance of our realization of revenue or any other benefit, which will make it difficult to determine if we are allocating our resources efficiently. We expect our operating margins will improve over the long term, but this trend may be interrupted from time to time as a result of accelerated investment opportunities occurring in advance of realization of revenue.
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
Our property management software solution for the real estate market provides property managers of various sizes (including third-party managers, owner-operators and real estate investors) innovative tools and services designed to streamline their property management businesses. Our software solution serves a variety of property types, including single- and multi-family residential, commercial, community association, and student housing, and is continuously evolving to help our customers more effectively market, manage and grow their businesses. Core functionality addresses key operational issues, including accounting and business analytics and management, marketing and leasing functionality, and communications with key stakeholders, among others. Further, we recently released AppFolio Property Manager PLUS, a new tier of our property management software solution with an expanded suite of capabilities designed to enable our customers to obtain insights and make strategic decisions to drive performance of their businesses at scale.
Today our real estate property manager customers directly and indirectly account for more than 90% of our annual revenue. We define our real estate property manager customer base as the number of customers subscribing to our core solutions. Customer count and property manager units under management are presented in the table below:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2018				2017
Property manager customers	13,046	12,641	12,317	12,030	11,708	11,258	10,820	10,468
Property manager units under management (in millions)	3.91	3.70	3.55	3.40	3.25	3.08	2.93	2.83

Our legal software solution, MyCase, enables small law firms to administer their practices and manage their caseloads more efficiently. MyCase is continuously evolving to help our customers more effectively market, manage and grow their businesses, and contains core functionality that addresses key operational issues, including managing calendars, contacts and documents, time tracking, billing and collections, communicating with clients and sharing sensitive and privileged materials.
Our legal customers directly and indirectly account for less than 10% of our annual revenue. We define our legal customer base as the number of customers subscribing to our core solutions, exclusive of free trial periods. Legal customer count is summarized in the table below:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2018				2017
Law firm customers	10,279	10,173	10,001	9,706	9,349	9,128	8,913	8,676

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
We also charge our customers usage-based fees for using certain Value+ services. Certain of the usage-based fees are paid by either our customers or clients of our customers. Usage-based fees are charged on a flat fee per transaction basis with no minimum usage commitments. We recognize revenue for usage-based services in the period the service is rendered. We generally invoice our customers for usage-based services on a monthly basis for services rendered in the preceding month. Revenue from usage-based services is impacted by a number of factors, including the number of new and existing customers that adopt and utilize our Value+ services, the size and needs of our customers and our customer renewal rates.
We experience limited seasonality in our Value+ services revenue, primarily with respect to certain leasing-related services we provide to our property manager customers, including our tenant screening services and new tenant applications. These customers historically have processed fewer applications for new tenants during the winter holiday season; therefore, revenue associated with our leasing services typically declines in the fourth quarter. As a result of this seasonal decline in revenue, we have typically experienced slower sequential revenue growth or a sequential decline in revenue in the fourth quarter of each of our most recent fiscal years. We expect this seasonality to continue in the foreseeable future although the impact from seasonality may decline as our revenue from other services increases.
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
Costs and Operating Expenses
Cost of Revenue. Cost of revenue consists of fees paid to third-party service providers associated with delivering certain of our Value+ services (including legal fees and costs associated with the delivery and provision of those services, as well as loss reserves and other costs associated with our legal liability to landlord insurance services), personnel-related costs (including salaries, incentive-based compensation, benefits, and stock-based compensation) for our employees focused on customer service and the support of our operations, platform infrastructure costs (such as data center operations and hosting-related costs), payment processing fees, and allocated shared costs. We typically allocate shared costs across our organization based on headcount within the applicable part of our organization. Cost of revenue excludes depreciation of property and equipment, and amortization of capitalized software development costs and intangible assets. We intend to continue to invest in customer service and support and the expansion of our technology infrastructure as we grow the number of our customers and roll out additional Value+ services. We also intend to expand our Value+ offerings over time, which could impact cost of revenue both in absolute dollars and as an overall percentage of revenue.
Sales and Marketing. Sales and marketing expense consists of personnel-related costs (including salaries, sales commissions, incentive-based compensation, benefits, and stock-based compensation) for our employees focused on sales and marketing, costs associated with sales and marketing activities, and allocated shared costs. Marketing activities include advertising, online lead generation, lead nurturing, customer and industry events, and the creation of industry-related content and collateral. Beginning January 1, 2018, due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, sales commissions and other incremental costs to acquire customers and grow adoption and utilization of our Value+ services by our new and existing customers are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be three years. We focus our sales and marketing efforts on generating awareness of our software solutions, creating sales leads, establishing and promoting our brands, and cultivating an educated community of successful and vocal customers. We intend to continue to invest in sales and marketing as we grow to increase the size of our customer base and increase the adoption and utilization of Value+ services by our new and existing customers.

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
General and Administrative. General and administrative expense consists of personnel-related costs (including salaries, a majority of total incentive-based compensation, benefits, and stock-based compensation) for employees in our executive, finance, information technology, human resources, corporate development, legal and administrative organizations. In addition, general and administrative expense includes fees for third-party professional services (including audit, legal, tax, and consulting services), transaction costs related to business combinations, other corporate expenses, and allocated shared costs. We intend to continue to incur incremental general and administrative costs associated with supporting the growth of our business.
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
Interest Income, net. Interest income includes interest earned on investment securities, amortization and accretion of the premium and discounts paid from the purchase of investment securities, and interest earned on notes receivable and on cash deposited in our bank accounts. Interest expense includes interest paid on outstanding borrowings under the credit agreement with Wells Fargo, as administrative agent, and the lenders that are parties thereto, or the Credit Agreement.

Results of Operations for the Years Ended December 31, 2018, 2017 and 2016
The following table presents our results of operations for the periods presented in dollars (in thousands) and as a percentage of revenue:

	Year Ended December 31,
	2018		2017		2016
	Amount	%	Amount	%	Amount	%
Consolidated Statements of Operations Data:
Revenue	$190,071	100.0%	$143,803	100.0%	$105,586	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)(1)	73,549	38.7	55,283	38.4	44,630	42.3
Sales and marketing(1)	33,288	17.5	28,709	20.0	28,827	27.3
Research and product development(1)	24,111	12.7	16,578	11.5	12,638	12.0
General and administrative(1)	24,891	13.1	21,199	14.7	17,979	17.0
Depreciation and amortization	14,576	7.7	12,699	8.8	9,935	9.4
Total costs and operating expenses	170,415	89.7	134,468	93.5	114,009	108.0
Income (loss) from operations	19,656	10.3	9,335	6.5	(8,423)	(8.0)
Other expense, net	(56)	—	(96)	(0.1)	(37)	—
Interest income, net	787	0.4	535	0.4	246	0.2
Income (loss) before provision for income taxes	20,387	10.7	9,774	6.8	(8,214)	(7.8)
Provision for income taxes	420	0.2	58	—	67	0.1
Net income (loss)	$19,967	10.5%	$9,716	6.8%	$(8,281)	(7.8)%
(1) The following table presents stock-based compensation expense included in each respective expense category:

	Year Ended December 31,
	2018	2017	2016
Stock-based compensation expense included in costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$1,103	$725	$471
Sales and marketing	1,034	723	442
Research and product development	1,079	657	382
General and administrative	3,121	3,991	3,006
Total stock-based compensation expense	$6,337	$6,096	$4,301

Revenue

	Year Ended December 31,			2018 to 2017 % Change	2017 to 2016 % Change
	2018	2017	2016
	(dollars in thousands)
Core solutions	$70,549	$57,132	$43,775	23%	31%
Value+ services	113,072	80,847	56,965	40%	42%
Other	6,450	5,824	4,846	12%	20%
Total revenue	$190,071	$143,803	$105,586	32%	36%
Fiscal 2018 Compared to Fiscal 2017
Total revenues were $190.1 million for the fiscal year ended December 31, 2018, or fiscal 2018, compared to $143.8 million for the fiscal year ended December 31, 2017, or fiscal 2017, an increase of $46.3 million, or 32%. Core solutions revenue was $70.5 million for fiscal 2018, compared to $57.1 million for fiscal 2017, an increase of $13.4 million, or 23%. Value+ services revenue was $113.1 million for fiscal 2018, compared to $80.8 million for fiscal 2017, an increase of $32.3 million, or 40%. Other revenue was $6.5 million for fiscal 2018, compared to $5.8 million for fiscal 2017, an increase of $0.7 million, or 12%. The increase in revenue was mainly attributed to the growth in the number of property manager customers and units under management. Combining new customer acquisition and strong customer renewal rates, we experienced a 20% year over year increase in the number of property management units under management resulting from a 11% year over year increase in the number of property manager customers utilizing our core solutions. In addition, property managers, residents, applicants, and owners increased usage of our Value+ services platforms during that period.
In each of fiscal 2018 and fiscal 2017, we derived more than 90% of our revenue from our real estate property manager customers.
Fiscal 2017 Compared to Fiscal 2016
Total revenues were $143.8 million for fiscal 2017, compared to $105.6 million for the fiscal year ended December 31, 2016, or fiscal 2016, an increase of $38.2 million, or 36%. Core solutions revenue was $57.1 million for fiscal 2017, compared to $43.8 million for fiscal 2016, an increase of $13.4 million, or 31%. Value+ services revenue was $80.8 million for fiscal 2017 compared to $57.0 million for fiscal 2016, an increase of $23.9 million, or 42%. Other revenue was $5.8 million for fiscal 2017, compared to $4.8 million for fiscal 2016, an increase of $1.0 million, or 20%. The increase in revenue was mainly attributed to the growth in the number of property manager customers and units under management. Combining new customer acquisition and strong customer renewal rates, we experienced a 21% year over year increase in the number of property management units under management resulting from a 17% year over year increase in the number of property manager customers utilizing our core solutions. In addition, property managers, residents, applicants, and owners increased usage of our Value+ services platforms during that period.
In each of fiscal 2017 and fiscal 2016, we derived more than 90% of our revenue from our real estate property manager customers.
Cost of Revenue (Exclusive of Depreciation and Amortization)

	Year Ended December 31,			2018 to 2017 % Change	2017 to 2016 % Change
	2018	2017	2016
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$73,549	$55,283	$44,630	33%	24%
Stock-based compensation, included above	$1,103	$725	$471	52%	54%
Percentage of revenue	38.7%	38.4%	42.3%
Fiscal 2018 Compared to Fiscal 2017
Cost of revenue (exclusive of depreciation and amortization) expense was $73.5 million for fiscal 2018, compared to $55.3 million for fiscal 2017, an increase of $18.2 million, or 33%. The increase in cost of revenue was attributed to the 32%

increase in revenue over the same period. The increase was primarily driven by an increase in third-party costs of $8.5 million associated with the 40% increase in our Value+ services due to incremental adoption and utilization of those services, a $5.9 million increase in personnel-related investments to support the increased number of customers and growth of our business, and a $3.8 million increase in allocated and other costs, which include an increase in legal fees and costs associated with settling a litigation matter, net of expected insurance proceeds of $1.1 million, as well as expanded facilities, IT and other expenses incurred in support of our growth. See Note 9, Commitments and Contingencies of our Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding legal fees and settlement costs included in cost of revenue (exclusive of depreciation and amortization).
As a percentage of revenue, cost of revenue (exclusive of depreciation and amortization) was 38.7% for fiscal 2018, compared to 38.4% for fiscal 2017. The change in cost as a percentage of revenue was related to the relative pace of growth in our Value+ services compared to other types of revenue, and the related costs associated with those revenues. The slight increase in costs as a percentage of revenue was also impacted by improvements due to price increases for our solutions, and improvements from volume-based pricing with our third-party service partners, offset by an increase in legal fees and costs associated with settling a litigation matter. Cost of revenue, excluding the litigation expense, would have improved as a percent of revenue.
Fiscal 2017 Compared to Fiscal 2016
Cost of revenue (exclusive of depreciation and amortization) expense was $55.3 million for fiscal 2017, compared to $44.6 million for fiscal 2016, an increase of $10.7 million, or 24%. The increase in cost was attributed to the 36% increase in revenue over the same period. The increase was primarily driven by an increase in third-party costs of $7.0 million associated with the 42% increase in our Value+ services due to incremental adoption and utilization of those services, a $2.3 million increase in personnel-related investments to support the increased number of customers and growth of our business, and a $1.3 million increase in allocated and other costs, driven by expanded facilities, IT and other expenses incurred in support of our growth.
As a percentage of revenue, cost of revenue (exclusive of depreciation and amortization) was 38.4% for fiscal 2017, compared to 42.3% for fiscal 2016. The change in cost as a percentage of revenue was related to the relative pace of growth in our Value+ services compared to other types of revenue, and the related costs associated with those revenues. The improvement in costs as a percentage of revenue was primarily driven by our ability to increase revenue with a more moderate increase in personnel-related costs, and a slight improvement in pricing with our third-party service providers as we continue to grow.
Sales and Marketing

	Year Ended December 31,			2018 to 2017 % Change	2017 to 2016 % Change
	2018	2017	2016
	(dollars in thousands)
Sales and marketing	$33,288	$28,709	$28,827	16%	—%
Stock-based compensation, included above	1,034	723	442	43%	64%
Percentage of revenue	17.5%	20.0%	27.3%
Fiscal 2018 Compared to Fiscal 2017
Sales and marketing expense was $33.3 million for fiscal 2018, compared to $28.7 million for fiscal 2017, an increase of $4.6 million, or 16%. The increase was driven by increases in advertising and promotion costs of $1.7 million, sales and marketing personnel-related costs of $1.5 million, and allocated and other costs of $1.4 million, driven by expanded facilities, IT and other expenses supporting our growth.
As a percentage of revenue, sales and marketing expense was 17.5% for fiscal 2018, compared to 20.0% for fiscal 2017. The decrease was primarily driven by our adoption of ASU 2014-09. Under ASU 2014-09, sales commissions and other incremental costs to acquire customers are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be three years. Previously, these costs were expensed as incurred. We intend to continue to invest in sales and marketing as we grow to increase the size of our customer base and increase the adoption and utilization of our Value+ services by our new and existing customers.
Fiscal 2017 Compared to Fiscal 2016
Sales and marketing expenses remained relatively flat year over year as we focused our sales and marketing efforts to acquire larger property manager customers.

Research and Product Development

	Year Ended December 31,			2018 to 2017 % Change	2017 to 2016 % Change
	2018	2017	2016
	(dollars in thousands)
Research and product development	$24,111	$16,578	$12,638	45%	31%
Stock-based compensation, included above	1,079	657	382	64%	72%
Percentage of revenue	12.7%	11.5%	12.0%

Fiscal 2018 Compared to Fiscal 2017
Research and product development expense was $24.1 million for fiscal 2018, compared to $16.6 million for fiscal 2017, an increase of $7.5 million, or 45%. The increase was driven by an increase in personnel-related costs, net of capitalized software development costs, of $5.3 million due to headcount growth, and an increase in allocated and other costs of $2.2 million, driven by expanded facilities, IT and other expenses supporting our growth.
We intend to continue to invest in research and product development as we continue to introduce additional functionality into our software solutions, services and data offerings, develop or integrate acquired Value+ services to attract new customers and expand offerings to existing customers, develop new products to serve new or existing customers and expand into adjacent markets or new verticals.
Fiscal 2017 Compared to Fiscal 2016
Research and product development expense was $16.6 million for fiscal 2017, compared to $12.6 million for fiscal 2016, an increase of $3.9 million, or 31%. The increase was driven by an increase in personnel-related costs, net of capitalized software development costs, of $3.7 million, due to headcount growth, and an increase in allocated and other costs driven by expanded facilities, IT and other expenses supporting our growth.
General and Administrative

	Year Ended December 31,			2018 to 2017 % Change	2017 to 2016 % Change
	2018	2017	2016
	(dollars in thousands)
General and administrative	$24,891	$21,199	$17,979	17%	18%
Stock-based compensation, included above	3,121	3,991	3,006	(22)%	33%
Percentage of revenue	13.1%	14.7%	17.0%
Fiscal 2018 Compared to Fiscal 2017
General and administrative expense was $24.9 million for fiscal 2018, compared to $21.2 million for fiscal 2017, an increase of $3.7 million, or 17%. The increase was driven by increases in personnel-related costs of $1.2 million and in professional services fees and allocated and other costs of $2.5 million. The increase in personnel-related costs was primarily due to headcount growth, net of a $0.8 million decrease in stock-based compensation. Equity denominated performance-based compensation will continue to decrease for certain executives with the introduction of a Long-Term Cash Bonus Plan, adopted in fiscal 2018. No accrual has yet been made under the newly adopted plan as a result of the high level of uncertainty regarding potential future payments under the plan. The increase in professional services fees and allocated and other costs primarily related to legal and other services fees associated with expanded audit services, increased leasing activities, due diligence and acquisition related activities, as well as other costs incurred to support our growth.
Fiscal 2017 Compared to Fiscal 2016
General and administrative expense was $21.2 million for fiscal 2017, compared to $18.0 million for fiscal 2016, an increase of $3.2 million, or 18%. The increase was driven by increases in personnel-related costs due to headcount growth and in incentive-based compensation. The increase in incentive-based compensation was primarily due to a stock option modification impacting awards held by our former Chief Executive Officer who announced his retirement in August 2017.

Depreciation and Amortization

	Year Ended December 31,			2018 to 2017 % Change	2017 to 2016 % Change
	2018	2017	2016
	(dollars in thousands)
Depreciation and amortization	$14,576	$12,699	$9,935	15%	28%
Percentage of revenue	7.7%	8.8%	9.4%
Fiscal 2018 Compared to Fiscal 2017
Depreciation and amortization expense was $14.6 million for fiscal 2018, compared to $12.7 million for fiscal 2017, an increase of $1.9 million, or 15%. The increase was driven by increased amortization expense associated with higher accumulated capitalized software development balances.
Fiscal 2017 Compared to Fiscal 2016
Depreciation and amortization expense was $12.7 million for fiscal 2017, compared to $10.0 million for fiscal 2016, an increase of $2.8 million, or 28%. The increase was driven by increased amortization expense associated with higher accumulated capitalized software development balances.
Interest Income, net

	Year Ended December 31,			2018 to 2017 % Change	2017 to 2016 % Change
	2018	2017	2016
	(dollars in thousands)
Interest income, net	$787	$535	$246	47%	117%
Percentage of revenue	0.4%	0.4%	0.2%
Fiscal 2018 Compared to Fiscal 2017
Interest income, net was $0.8 million for fiscal 2018, compared to $0.5 million for fiscal 2017, an increase of $0.3 million, or 47%. The increase was driven by an increase in interest income from higher investment security balances in the more recent period offset by increased interest expense related to our Revolving Facility. See Note 8, Long-term Debt of our Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding the Second Amendment to Credit Agreement.
Fiscal 2017 Compared to Fiscal 2016
Interest income, net was $0.5 million for fiscal 2017, compared to $0.2 million for fiscal 2016, an increase of $0.3 million, or 117%. The increase resulted from higher investment security balances in 2017.
Provision for Income Taxes

	Year Ended December 31,			2018 to 2017 % Change	2017 to 2016 % Change
	2018	2017	2016
	(dollars in thousands)
Provision for income taxes	$420	$58	$67	624%	(13)%
Percentage of revenue	0.2%	—%	0.1%
The provision for income taxes relates to minimum state taxes and the amortization of tax deductible goodwill that is not an available source of income to realize the deferred tax asset.

Quarterly Results of Operations
The following table presents selected unaudited quarterly consolidated statements of operations data for each of the eight quarters during the years ended December 31, 2018 and December 31, 2017. We have prepared the unaudited quarterly consolidated statements of operations data on a basis consistent with the audited annual Consolidated Financial Statements included elsewhere in this Annual Report. In the opinion of management, the financial information in this table reflects all normal and recurring adjustments necessary for the fair statement of this data. This information should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report. The results of historical periods are not necessarily indicative of the results for any future period.

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2018				2017
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$50,365	$50,126	$47,240	$42,340	$37,897	$37,903	$35,877	$32,126
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)(1)	19,925	19,282	17,729	16,613	14,536	14,053	13,701	12,993
Sales and marketing(1)	9,577	8,681	7,625	7,405	7,153	7,257	7,192	7,107
Research and product development(1)	6,588	6,440	5,750	5,333	4,580	4,367	4,002	3,629
General and administrative(1)	7,786	6,541	5,248	5,316	5,889	5,405	5,101	4,804
Depreciation and amortization	3,792	3,705	3,579	3,500	3,352	3,237	3,114	2,996
Total costs and operating expenses	47,668	44,649	39,931	38,167	35,510	34,319	33,110	31,529
Income from operations	2,697	5,477	7,309	4,173	2,387	3,584	2,767	597
Other income (expense), net	(36)	1	(18)	(3)	(3)	(5)	(60)	(28)
Interest income, net	156	229	226	176	158	155	120	102
Income before provision for income taxes	2,817	5,707	7,517	4,346	2,542	3,734	2,827	671
Provision for income taxes	168	183	43	26	(35)	52	30	11
Net income	$2,649	$5,524	$7,474	$4,320	$2,577	$3,682	$2,797	$660
Net income (loss) per common share:
Basic	$0.08	$0.16	$0.22	$0.13	$0.08	$0.11	$0.08	$0.02
Diluted	$0.07	$0.16	$0.21	$0.12	$0.07	$0.10	$0.08	$0.02

(1) The following table presents stock-based compensation expense included in each respective expense category:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2018				2017
	(in thousands)
Stock-based compensation expense included in costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$351	$282	$250	$220	$198	$189	$209	$129
Sales and marketing	326	270	228	210	207	186	210	120
Research and product development	349	218	287	225	186	173	182	116
General and administrative	892	994	572	663	1,201	1,040	1,018	732
Total stock-based compensation expense	$1,918	$1,764	$1,337	$1,318	$1,792	$1,588	$1,619	$1,097

The following table presents selected consolidated statements of operations data for the specified periods as a percentage of our revenue for those periods:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2018				2017
Consolidated Statements of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	39.6	38.5	37.5	39.2	38.4	37.1	38.2	40.4
Sales and marketing	19.0	17.3	16.1	17.5	18.9	19.1	20.0	22.1
Research and product development	13.1	12.8	12.2	12.6	12.1	11.5	11.2	11.3
General and administrative	15.5	13.0	11.1	12.6	15.5	14.3	14.2	15.0
Depreciation and amortization	7.5	7.4	7.6	8.3	8.8	8.5	8.7	9.3
Total costs and operating expenses	94.6	89.0	84.5	90.1	93.7	90.5	92.3	98.1
Income (loss) from operations	5.4	10.9	15.5	9.9	6.3	9.5	7.7	1.9
Other (expense), net	(0.1)	—	—	—	—	—	(0.2)	(0.1)
Interest income, net	0.3	0.5	0.5	0.4	0.4	0.4	0.3	0.3
Income (loss) before provision for income taxes	5.6	11.4	15.9	10.3	6.7	9.9	7.9	2.1
Provision for income taxes	0.3	0.4	0.1	0.1	(0.1)	0.1	0.1	—
Net income (loss)	5.3%	11.0%	15.8%	10.2%	6.8%	9.7%	7.8%	2.1%
Quarterly Revenue and Cost Trends
Our quarterly revenue trends generally reflect increased revenue from our property manager customers. The overall increase was primarily a result of a quarter-over-quarter increases in the number of our customers, property manager units under management, and strong customer renewal rates, as well as an increase in Value+ services revenue primarily attributable to the expansion of our electronic payments services and leasing services. We experience limited seasonality in our Value+ services revenue, primarily with respect to certain leasing-related services we provide to our property manager customers, including our tenant screening services and new tenant applications. These customers historically have processed fewer applications for new tenants during the winter holiday season; therefore, revenue associated with our leasing services typically declines in the fourth quarter. As a result of this seasonal decline in revenue, we have typically experienced slower sequential revenue growth or a sequential decline in revenue in the fourth quarter of each of our most recent fiscal years. We expect this seasonality to continue in the foreseeable future.
Total costs and operating expenses as a percentage of revenue fluctuated throughout the year. As a percentage of revenue, total costs and operating expenses were favorable in each quarter of fiscal 2018 as compared to fiscal 2017, due primarily to our adoption of ASU No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. Under ASU 2014-09, sales commissions and other incremental costs to acquire customers are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be three years. In fiscal 2017 these costs were expensed as incurred. Cost of revenue (exclusive of depreciation and amortization) fluctuated each quarter based on the mix of Value+ services, related third-party costs and the increased legal fees and costs associated with settling a litigation matter (for additional information regarding the litigation settlement, refer to Note 9, Commitments and Contingencies, of our Consolidated Financial Statements included elsewhere in this Annual Report). Sales and marketing costs as a percentage of revenue fluctuated each quarter based on the impact of ASU 2014-09, our investment in advertising and promotion costs, as well as variable compensation related to our sales efforts and our expanding service offerings. Research and product development costs fluctuated each quarter based on the growing headcount and related compensation in our product and engineering organizations and the offsetting variable amount of software development costs that were capitalized each quarter. General and administrative expenses generally reflected increased operating leverage in the business year-over-year. The quarterly fluctuation in general and administrative expenses was primarily due to the impact of increased headcount and related compensation, incentive-based compensation and professional services fees related to our business growth. In addition, we had increased legal and professional fees during the third and fourth quarters related to litigation and acquisitions. We expect continued quarterly fluctuation in each of the foregoing cost and expenses due to additional investment into the business and many of the factors mentioned above.

Our quarter-over-quarter total costs and operating expenses as a percentage of revenue for each quarter during fiscal 2017 improved. Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenue fluctuated each quarter based on the mix of Value+ services and related third-party costs. Research and development expenses as a percentage of revenue increased primarily due to increased software development costs that were capitalized during the fourth quarter. General and administrative expenses as a percentage of revenue increased in the fourth quarter primarily due to the impact of increased compensation due to an increase in headcount and incentive-based compensation.

Liquidity and Capital Resources
Cash and Cash Equivalents
At December 31, 2018 and 2017, our principal sources of liquidity were cash and cash equivalents and investment securities, which had an aggregate balance of $102.0 million and $68.3 million, respectively.
Working Capital
At December 31, 2018, we had working capital of $79.8 million, compared to working capital of $29.9 million at December 31, 2017. The increase in our working capital was primarily due to increases in cash and cash equivalents due to the funding of the term loan, prepaid and other current assets due to an increase in deferred costs in connection with the adoption of ASU 2014-09, accounts receivable due to an increase in revenue from Value+ services, and decreases in short-term investment securities due to the reclassification of long-term securities. The increase in our working capital was partially offset by maturities and sales of securities, increases in accrued expenses from the continued growth of our business, increases in legal fees and costs associated with settling a litigation mater, and a decrease in deferred revenue.
Revolving Facility
On December 24, 2018, we amended our credit facility with Wells Fargo, as administrative agent, and the lenders that are parties thereto to provide for advances of up to $50.0 million under our Revolving Facility. At both December 31, 2018 and 2017, we had no outstanding balance under our Revolving Facility. For additional information regarding the amendment to our Credit Agreement, refer to Note 8, Long-term Debt of our Consolidated Financial Statements included elsewhere in this Annual Report.
Liquidity Requirements
We believe that our existing cash and cash equivalents, investment securities, available borrowing capacity of $50.0 million under our Revolving Facility, and cash generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.
Capital Requirements
Our future capital requirements will depend on many factors, including the continued market acceptance of our software solutions, the change in the number of our customers, the adoption and utilization of our Value+ services by new and existing customers, the timing and extent of the introduction of new core functionality, products and Value+ services, the timing and extent of our expansion into adjacent or new markets and the timing and extent of our investments across our organization. In addition, we have in the past entered into, and may in the future enter into, arrangements to acquire or invest in new technologies or markets adjacent to those we serve today or entirely new verticals. Furthermore, our board of directors has authorized our management to repurchase up to $100.0 million of shares of our Class A common stock in open market transactions, privately negotiated transactions or otherwise. For additional information regarding our share repurchase program, refer to Note 15, Subsequent Events of our Consolidated Financial Statements included elsewhere in this Annual Report.
Cash Flows

The following table presents our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$36,268	$29,371	$11,500
Net cash used in investing activities	(4,644)	(22,828)	(13,065)
Net cash provided by (used in) financing activities	26,346	(1,133)	201
Net increase (decrease) in cash and cash equivalents	$57,970	$5,410	$(1,364)
Cash Provided by Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our core solutions and Value+ services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
For the year ended December 31, 2018, cash provided by operating activities was $36.3 million resulting from our net income of $20.0 million, adjusted by non-cash charges of $21.1 million and a net decrease in our operating assets and liabilities of $4.8 million. The non-cash charges primarily consisted of $14.6 million of depreciation and amortization of our property and equipment and capitalized software, and $6.3 million of stock-based compensation. The net decrease in our operating assets and liabilities was primarily attributable to a $6.4 million increase in other assets due to the capitalization of deferred costs in accordance with the applicable accounting guidance, a $6.1 million increase in prepaid expenses and other current assets, a $4.6 million decrease in deferred revenue due to an increase in the number of customers invoiced monthly versus annually and a $0.9 million increase in accounts receivable primarily driven by growth in our Value+ services. The decrease in our operating assets and liabilities was partially offset by a $6.1 million increase in other liabilities, a $3.3 million increase in accrued expenses and an increase of $1.2 million in accrued employee expenses related to an overall increase in personnel-related costs.
For the year ended December 31, 2017, cash provided by operating activities was $29.4 million resulting from our net income of $9.7 million, adjusted by non-cash charges of $18.9 million and a net increase in our operating assets and liabilities of $0.7 million. The non-cash charges primarily consisted of $12.7 million of depreciation and amortization of our property and equipment and capitalized software and $6.1 million of stock-based compensation. The net increase in our operating assets and liabilities was primarily attributable to a $3.2 million increase in accrued employee expenses related to an overall increase in personnel-related costs. The increase in our operating assets and liabilities was partially offset by a $1.0 million increase in prepaid expenses and other current assets, a $0.9 million increase in accounts receivable, and a $0.6 million decrease in deferred revenue.
For the year ended December 31, 2016, cash provided by operating activities was $11.5 million resulting from our net loss of $8.3 million, adjusted by non-cash charges of $14.7 million and a net increase in our operating assets and liabilities of $5.0 million. The non-cash charges primarily consisted of $9.9 million of depreciation and amortization of our property and equipment and capitalized software and $4.3 million of stock-based compensation. The net increase in our operating assets and liabilities was primarily attributable to a $2.7 million increase in deferred revenue in line with our increased revenues, a $2.2 million increase in accrued employee expenses related to an overall increase in personnel-related costs, a $1.1 million increase in accrued expenses primarily due to payment processing fees and fees associated with our tenant screening services driven by growth in our Value+ services, and a $0.8 million increase in other liabilities. The increase in our operating assets and liabilities was partially offset by a $0.9 million decrease in accounts payable, a $0.5 million increase in accounts receivable and a $0.4 million increase in our prepaid expenses and current assets, in conjunction with our growth and expansion during 2016.
Cash Used in Investing Activities
Cash used in investing activities is generally comprised of purchases, maturities and sales of investment securities, additions to capitalized software development, cash paid for business acquisitions and capital expenditures.
For the year ended December 31, 2018, investing activities used $4.6 million in cash primarily as a result of $29.5 million of investment securities purchased offset by $32.8 million of maturities and $20.9 million of sales of investment securities. In addition, we used $14.4 million of cash to acquire WegoWise, incurred capitalized software development costs of $12.3 million for the continued investment in our software development, and made capital expenditures of $2.1 million to purchase property and equipment for the continued growth and expansion of our business.
For the year ended December 31, 2017, investing activities used $22.8 million in cash primarily as a result of $26.6 million of investment securities purchased offset by $16.5 million of maturities. In addition, we incurred capitalized software development costs of $10.5 million for the continued investment in our software development, and made capital expenditures of $2.2 million to purchase property and equipment for the continued growth and expansion of our business.
For the year ended December 31, 2016, investing activities used $13.1 million in cash primarily as a result of $31.6 million of investment securities purchased offset by $21.3 million of maturities and $12.6 million of sales of investment securities. In addition, we incurred capitalized software development costs of $11.2 million for the continued investment in our software development, and made capital expenditures of $4.2 million to purchase property and equipment for the continued growth and expansion of our business.
Cash Provided by (Used in) Financing Activities
Cash provided by (used in) financing activities is generally comprised of proceeds from the exercise of stock options, net share settlements for employee tax withholdings associated with the vesting of restricted stock units, or RSUs, and activities associated with the Revolving Facility.
For the year ended December 31, 2018, financing activities provided $26.3 million in cash primarily as a result of $50.0 million of proceeds from the issuance of a term loan, partially offset by $21.6 million used to repurchase our common stock and $3.1 million as a result of tax withholdings from RSU net settlements offset by proceeds from stock option exercises.
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
Contractual Obligations and Other Commitments

The following table presents our contractual obligations and other commitments at December 31, 2018:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Debt principal and interest(1)	$60,185	$3,335	$8,018	$48,832	$—
Operating lease obligations	27,036	4,211	8,927	4,770	9,128
	$87,221	$7,546	$16,945	$53,602	$9,128
(1) Interest payments were calculated using the applicable interest rate at December 31, 2018.
At December 31, 2018, liabilities for unrecognized tax benefits of $3.0 million were not included in our contractual obligations in the table above because, due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that would extinguish these liabilities.
For additional information regarding our contractual obligations, commitments and indemnification arrangements, refer to Note 8, Long-term Debt and Note 9, Commitments and Contingencies of our Consolidated Financial Statements included elsewhere in this Annual Report.
Off-Balance Sheet Arrangements
At December 31, 2018, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.
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
Revenue Recognition
We generate revenue from our customers primarily for subscriptions to access our core solutions and Value+ services for our cloud-based software solutions. Revenue is recognized upon transfer of control of promised services in an amount that reflects the consideration we expect to receive in exchange for those services. We enter into contracts that can include various combinations of services, which are generally capable of being distinct, distinct within the context of the contract, and accounted for as separate performance obligations. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.
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
     Capitalized Software Development Costs
Software development cost consist of certain payroll and stock compensation costs incurred to develop functionality of our internal-use software solutions. We capitalize certain software development costs for new offerings as well as significant upgrades and enhancements to our existing software solutions. Capitalized software development costs are amortized using the straight-line method over an estimated useful life of three years. We do not transfer ownership of our software, or lease our software, to third parties. We believe there are two key estimates within the capitalized software balance, which are the determination of the useful life of the software and the determination of the amounts to be capitalized.
We determined that a three year life is appropriate for our internal-use software based on our best estimate of the useful life of the internally developed software after considering factors such as continuous developments in the technology, obsolescence and anticipated life of the service offering before significant upgrades. Based on our prior experience, internally generated software will generally remain in use for a minimum of three years before being significantly replaced or modified to keep up with evolving customer and company needs. While we do not anticipate any significant changes to this three year estimate, a change in this estimate could produce a material impact on our financial statements.

We determine the amount of internal software costs to be capitalized based on the amount of time spent by our software engineers on projects. Costs associated with building or significantly enhancing our software solutions and new internally built software solution are capitalized, while costs associated with planning new developments and maintaining our software solutions are expensed as incurred. There is judgment involved in estimating the stage of development as well as estimating time allocated to a particular project. A significant change in the time spent on each project could have a material impact on the amount capitalized and related amortization expense in subsequent periods.
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
Income Taxes
We recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between    the carrying amounts and the tax bases of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the Consolidated Statements of Operations in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.
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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
Short-term Investments
At December 31, 2018, we had cash and cash equivalents of $74.1 million consisting of bank deposits and money market funds and $27.9 million of investment securities consisting of corporate bonds, United States government agency securities and certificates of deposit. The primary objective of investing in securities is to support our liquidity and capital needs. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
Our investment securities are exposed to market risk due to interest rate fluctuations. While fluctuations in interest rates do not impact our interest income from our investment securities as all of these securities have fixed interest rates, changes in interest rates may impact the fair value of the investment securities. Since our investment securities are held as available for sale, all changes in fair value impact our other comprehensive income unless an investment security is considered impaired in which case changes in fair value are reported in other expense. At December 31, 2018, a hypothetical 100 basis point decrease in interest rates would have resulted in an approximate increase in fair value of our investment securities of $0.2 million and a hypothetical 100 basis point increase in interest rates would have resulted in an approximate decrease in fair value of our investment securities of $0.2 million. This estimate is based on a sensitivity model which measured an instant change in interest rates by 1% or 100 basis points at December 31, 2018.
Revolving Facility
At December 31, 2018, we had a $50.0 million balance outstanding under our Term Loan, which bears interest at a variable rate (refer to Note 8, Long-term Debt of our Consolidated Financial Statements included elsewhere in this Annual Report for additional information). If interest rates rise, our debt service obligations on the borrowings under the Revolving Facility would increase even if the amount borrowed remained the same, which would affect our results of operations. At December 31, 2018, a hypothetical 100 basis point increase in interest rates would have had an immaterial impact on our interest expense under our Term Loan.
Inflation Risk
We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in inflation rates.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AppFolio, Inc.

Opinion on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of AppFolio, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinion

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded WegoWise from its assessment of internal control over financial reporting as of December 31, 2018 because it was acquired by the Company in a purchase business combination during 2018. We have also excluded WegoWise from our audit of internal control over financial reporting. WegoWise is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting each represent less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 28, 2019

We have served as the Company's auditor since 2012.

APPFOLIO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$74,076	$16,109
Investment securities—current	16,631	29,800
Accounts receivable, net	5,516	3,387
Prepaid expenses and other current assets	11,775	4,546
Total current assets	107,998	53,842
Investment securities—noncurrent	11,256	22,401
Property and equipment, net	6,871	6,696
Capitalized software, net	20,485	17,609
Goodwill	15,548	6,737
Intangible assets, net	5,895	1,725
Other assets	7,688	1,238
Total assets	$175,741	$110,248
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,481	$610
Accrued employee expenses	12,377	10,710
Accrued expenses	8,281	4,289
Deferred revenue	3,414	7,080
Other current liabilities	1,447	1,223
Long-term debt, net—current portion	1,213	—
Total current liabilities	28,213	23,912
Long-term debt, net	48,602	—
Long-term deferred rent and other liabilities	7,080	1,257
Total liabilities	83,895	25,169
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000 authorized and no shares issued and outstanding at December 31, 2018 and December 31, 2017	—	—
Class A common stock, $0.0001 par value, 250,000 shares authorized at December 31, 2018 and December 31, 2017; issued - 16,159 and 14,879, shares at December 31, 2018 and December 31, 2017; outstanding - 15,789 and 14,879 shares at December 31, 2018 and December 31, 2017, respectively;	2	1
Class B common stock, $0.0001 par value, 50,000 shares authorized at December 31, 2018 and December 31, 2017; 18,109 and 19,102 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively;	2	3
Additional paid-in capital	157,898	152,531
Accumulated other comprehensive loss	(178)	(209)
Treasury stock, at cost, 370,751 Class A shares	(21,562)	—
Accumulated deficit	(44,316)	(67,247)
Total stockholders’ equity	91,846	85,079
Total liabilities and stockholders’ equity	$175,741	$110,248
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue	$190,071	$143,803	$105,586
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	73,549	55,283	44,630
Sales and marketing	33,288	28,709	28,827
Research and product development	24,111	16,578	12,638
General and administrative	24,891	21,199	17,979
Depreciation and amortization	14,576	12,699	9,935
Total costs and operating expenses	170,415	134,468	114,009
Income (loss) from operations	19,656	9,335	(8,423)
Other (expense), net	(56)	(96)	(37)
Interest income, net	787	535	246
Income (loss) before provision for income taxes	20,387	9,774	(8,214)
Provision for income taxes	420	58	67
Net income (loss)	$19,967	$9,716	$(8,281)
Net income (loss) per common share:
Basic	0.59	0.29	(0.25)
Diluted	0.56	0.28	(0.25)
Weighted average common shares outstanding:
Basic	34,128	33,849	33,561
Diluted	35,562	35,151	33,561
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$19,967	$9,716	$(8,281)
Other comprehensive income (loss):
Changes in unrealized gains (losses) on investment securities	31	(158)	102
Comprehensive income (loss)	$19,998	$9,558	$(8,179)
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Accumulated
	Class A		Class B		Capital	Loss	Stock	Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	9,005	$1	24,541	$3	$141,528	$(153)	$—	$(68,682)	$72,697
Exercise of stock options	140	—	1	—	352	—	—		352
Stock-based compensation	—	—	—	—	4,495	—	—		4,495
Vesting of restricted stock units, net of shares withheld for taxes	10	—	—	—	127	—	—	—	127
Vesting of early exercised shares	—	—	—	—	190	—	—	—	190
Conversion of Class B stock to Class A stock	2,514	—	(2,514)	—	—	—	—	—	—
Issuance of restricted stock awards	22	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	102	—	—	102
Net loss	—	—	—	—	—	—	—	(8,281)	(8,281)
Balance at December 31, 2016	11,691	1	22,028	3	146,692	(51)	—	(76,963)	69,682
Exercise of stock options	165	—	—	—	663	—	—	—	663
Stock-based compensation	—	—	—	—	6,618	—	—	—	6,618
Vesting of restricted stock units, net of shares withheld for taxes	88	—	—	—	(1,559)	—	—	—	(1,559)
Vesting of early exercised shares	—	—	—		117	—	—	—	117
Conversion of Class B stock to Class A stock	2,926	—	(2,926)		—	—	—	—	—
Issuance of restricted stock awards	9	—	—		—	—	—	—	—
Other comprehensive income	—	—	—		—	(158)	—	—	(158)
Net income	—	—	—		—	—	—	9,716	9,716
Balance at December 31, 2017	14,879	1	19,102	3	152,531	(209)	—	(67,247)	85,079
Exercise of stock options	170	—	—	—	1,035	—	—	—	1,035
Stock-based compensation	—	—	—	—	7,187	—	—	—	7,187
Vesting of restricted stock units, net of shares withheld for taxes	113	—	—	—	(2,890)	—	—	—	(2,890)
Vesting of early exercised shares	—	—	—	—	35	—	—	—	35
Conversion of Class B stock to Class A stock	993	1	(993)	(1)	—	—	—	—	—
Issuance of restricted stock awards	5	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	31	—	—	31
Repurchase of common stock	(371)	—	—	—	—	—	(21,562)	—	(21,562)
Cumulative-effect adjustment resulting from adoption of ASU 2014-09 (Note 2)	—	—	—	—	—	—	—	2,964	2,964
Net income	—	—	—	—	—	—	—	19,967	19,967
Balance at December 31, 2018	15,789	$2	18,109	$2	$157,898	$(178)	$(21,562)	$(44,316)	$91,846
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash from operating activities
Net income (loss)	$19,967	$9,716	$(8,281)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,576	12,699	9,935
Purchased investment premium, net of amortization	142	(39)	245
Amortization of deferred financing costs	60	63	63
Loss on disposal of property, equipment, and intangibles	22	97	41
Stock-based compensation	6,337	6,096	4,301
Lease abandonment	—	—	161
Changes in operating assets and liabilities:
Accounts receivable	(908)	(876)	(463)
Prepaid expenses and other current assets	(6,073)	(1,009)	(377)
Other assets	(4,447)	(84)	(103)
Accounts payable	614	(100)	(904)
Accrued employee expenses	1,219	3,243	2,223
Accrued expenses	3,281	271	1,148
Deferred revenue	(4,589)	(558)	2,685
Other liabilities	6,067	(148)	826
Net cash provided by operating activities	36,268	29,371	11,500
Cash from investing activities
Purchases of property and equipment	(2,102)	(2,213)	(4,242)
Additions to capitalized software	(12,304)	(10,455)	(11,166)
Purchases of investment securities	(29,516)	(26,648)	(31,551)
Sales of investment securities	20,900	15	12,559
Maturities of investment securities	32,819	16,474	21,337
Cash paid in business acquisition	(14,441)	—	—
Purchases of intangible assets	—	(1)	(2)
Net cash used in investing activities	(4,644)	(22,828)	(13,065)
Cash from financing activities
Proceeds from stock option exercises	1,035	663	352
Tax withholding for net share settlement	(3,127)	(1,796)	(111)
Principal payments under capital lease obligations	—	—	(29)
Purchase of treasury stock	(21,562)	—	—
Proceeds from issuance of debt	50,138	118	117
Principal payments on debt	(138)	(118)	(128)
Net cash provided by (used in) financing activities	26,346	(1,133)	201

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net increase (decrease) in cash and cash equivalents	57,970	5,410	(1,364)
Cash, cash equivalents and restricted cash
Beginning of period	16,536	11,126	12,490
End of period	$74,506	$16,536	$11,126

Supplemental disclosure of cash flow information
Cash paid for interest	$118	$182	$191
Cash paid for taxes	82	30	27

Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$518	$21	$261
Additions of capitalized software included in accrued and accrued employee expenses	825	374	458
Stock-based compensation capitalized for software development	1,087	759	431
Debt issuance and other financing costs accrued, not paid	371	—	—

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total of the same such amounts shown above (in thousands):

	December 31,
	2018	2017	2016
Cash and cash equivalents	$74,076	$16,109	$10,699
Restricted cash included in other assets	430	427	427
Total cash, cash equivalents and restricted cash	$74,506	$16,536	$11,126

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
1. Nature of Business
AppFolio, Inc. (“we,” "us" or "our") provides industry-specific, cloud-based business software solutions, services and data analytics to the real estate market, which comprises a significant majority of our revenue, and, to a lesser extent, to the legal market. Our mission is to revolutionize vertical industry businesses by providing great software and services. We believe we accomplish this mission by providing our customers with a system of record to automate essential business processes, a system of engagement to enhance business interactions between our customers and their clients and other stakeholders, and a system of intelligence designed to leverage data to predict and optimize business workflows in order to enable superior customer experiences and increase efficiency across our customers' businesses. Revenue generated from customers in our real estate market directly and indirectly account for more than 90% of our annual revenue. Real estate customers include third-party property managers, owner-operators and real estate investors who manage single- and multi-family residences, commercial associations, community properties, student housing, as well as mixed real estate portfolios. Our legal customers are typically small law firms that directly and indirectly account for less than 10% of our annual revenue.

2. Summary of Significant Accounting Policies
Basis of Presentation and Significant Accounting Policies
The accompanying Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Except for the accounting policies for revenue recognition and deferred costs that were updated as a result of adopting ASU 2014-09, our significant accounting polices have been applied consistently to all years presented, unless otherwise stated.
The Company analyzes the expenses recognized in the statement of operations using the classification method based on the functional category to which the expense belongs.
Principles of Consolidation
The accompanying Consolidated Financial Statements include the operations of AppFolio, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Our investment in SecureDocs, Inc. (“SecureDocs”) is accounted for under the equity method of accounting as we have the ability to exert significant influence, but do not control and are not the primary beneficiary of the entity. Our investment in SecureDocs is not material and any income (loss) activity is not material individually or in the aggregate to our Consolidated Financial Statements for any period presented.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Assets and liabilities which are subject to judgment and use of estimates include the fair value of assets and liabilities assumed in business combinations, fair value of financial instruments, capitalized software costs, the recoverability of goodwill and long-lived assets, income taxes, useful lives associated with property and equipment and intangible assets, contingencies, and valuation and assumptions underlying stock-based compensation and other equity instruments. On an ongoing basis, management evaluates its estimates based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

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
Concentrations of Credit Risk
Financial instruments that potentially subject us to credit risk consist principally of cash, accounts receivable, investment securities and notes receivable. We maintain cash balances at financial institutions in excess of amounts insured by United States government agencies or payable by the United States government directly. We place our cash with high credit, quality financial institutions. We invest in investment securities with a minimum rating of A by Standard & Poor's or A-1 by Moody's and regularly monitor our investment security portfolio for changes in credit ratings.
Concentrations of credit risk with respect to accounts receivable and revenue are limited due to a large, diverse customer base. No individual customer represented 10% or more of accounts receivable at December 31, 2018 and 2017 or revenue for the years ended December 31, 2018, 2017 and 2016.
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
Restricted cash of $0.4 million at December 31, 2018 and 2017, is comprised of certificates of deposits relating to collateral requirements for customer automated clearing house and credit card chargebacks and minimum collateral requirements for our insurance services, which are recorded in other long term assets.
Investment Securities
Our investment securities currently consist of corporate bonds, United States government agency securities ("Agency Securities") and certificates of deposit. We classify investment securities as available-for-sale at the time of purchase and reevaluate such classification at each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale investment securities are included in accumulated other comprehensive income (loss), a component of stockholders’ equity. We classify our investments as current when the period of time between the reporting date and the contractual maturity is twelve months or less and as noncurrent when the period of time between the reporting date and the contractual maturity is more than twelve months.
We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other (expense), net in the Consolidated Statements of Operations.

Accounts Receivable
Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on historical loss experience, the number of days that receivables are past due, and an evaluation of the potential risk of loss associated with delinquent accounts. Accounts receivable considered uncollectable are charged against the allowance for doubtful accounts when identified. We do not have any off-balance sheet credit exposure related to our customers. At December 31, 2018 and 2017, our allowance for doubtful accounts was not material.
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
The deferred rent liability was amortized as a reduction of rent expense over the lives of the leases. As of December 31, 2018, and 2017 the deferred rent liability was $6.9 million and $1.1 million, respectively, and is included in long-term deferred rent and other liabilities, on the Consolidated Balance Sheets.
Capitalized Software Development Costs
Software development cost consist of certain payroll and stock compensation costs incurred to develop functionality of our internal-use software solutions. We capitalize certain software development costs for new offerings as well as significant upgrades and enhancements to our existing software solutions. Capitalized software development costs are amortized using the straight-line method over an estimated useful life of three years. We do not transfer ownership of our software, or lease our software, to third parties. We believe there are two key estimates within the capitalized software balance, which are the determination of the useful life of the software and the determination of the amounts to be capitalized.
We determine the amount of internal software costs to be capitalized based on the amount of time spent by our software engineers on projects. Costs associated with building or significantly enhancing our software solutions and new internally built software solutions are capitalized, while costs associated with planning new developments and maintaining our software solutions are expensed as incurred. There is judgment involved in estimating the stage of development as well as estimating time allocated to a particular project. A significant change in the time spent on each project could have a material impact on the amount capitalized and related amortization expense in subsequent periods.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. Goodwill is tested for impairment at least annually at the reporting unit level or at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
We have the option to assess goodwill for possible impairment by performing a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent that the reporting unit’s carrying value exceeds its fair value.
We have one reporting unit and we test for goodwill impairment annually during the fourth quarter of the calendar year. Based on the assessment performed November 1, 2018, we determined it was unlikely that our reporting unit fair value was less than its carrying value and no quantitative impairment test assessment was required. There were no indicators that our goodwill has become impaired since that date, and as such, there was no impairment of goodwill as of November 1, 2018 or December 31, 2018.
No impairment losses were recorded for goodwill during the years ended December 31, 2018, 2017 and 2016.
Intangible assets primarily consist of customer and partner relationships, acquired technology, trademarks, domain names and patents, which are recorded at cost, less accumulated amortization. We determine the appropriate useful life of our intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized over their estimated useful lives on a straight-line basis, which approximates the pattern in which the economic benefits of the assets are consumed.
Impairment of Long-Lived Assets
We assess the recoverability of our long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable or that the useful lives of those assets are no longer appropriate. An impairment charge would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. There were no impairment charges related to the identified long-lived assets for the years ended December 31, 2018, 2017 and 2016.
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
Revenue Recognition
We generate revenue from our customers primarily for subscriptions to access our core solutions and Value+ services for our cloud-based software solutions. Revenue is recognized upon transfer of control of promised services in an amount that reflects the consideration we expect to receive in exchange for those services. We enter into contracts that can include various combinations of services, which are generally capable of being distinct, distinct within the context of the contract, and accounted for as separate performance obligations. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. Refer to Note 13, Revenue and Other Information for the disaggregated breakdown of revenues between core solutions, Value+ services and other revenues.
Core Solutions
We charge our customers on a subscription basis for our core solutions. Our subscription fees are designed to scale to the size of our customers' businesses. Subscription fees for our core solutions are charged on a per-unit per-month basis for our property management software solution and on a per-user per-month basis for our legal software solution. Our customers do not have rights to the underlying software code of our solutions, and, accordingly, we recognize subscription revenue over time on a straight-line basis over the contract term beginning on the date that our service is made available to the customer. The term of our core solutions subscription agreements typically ranges from one month to one year. We typically invoice our customers for subscription services in monthly or annual installments, in advance of the subscription period.
Value+ Services

We charge our customers on a subscription or usage basis for our Value+ services. Subscription-based fees are charged on a per-unit basis. We typically invoice our customers for subscription-based services in monthly installments, in advance of the subscription period. We recognize revenue for subscription-based services over time on a straight-line basis over the contract term beginning on the date that our service is made available to the customer. Usage-based fees are charged on a flat rate per transaction basis with no minimum usage commitments. We recognize revenue for usage-based services in the period the service is rendered. We generally invoice our customers for usage-based services on a monthly basis for services rendered in the preceding month. In addition, some subscription or usage-based Value+ services, such as fees for electronic payment services, are paid by either our customers or clients of our customers at the time the services are rendered.
We work with third-party partners to provide certain of our Value+ services. For these Value+ services, we evaluate whether we are the principal, and report revenues on a gross basis, or the agent, and report revenues on a net basis. In this assessment we consider if we obtain control of the specified services before they are transferred to the customer, as well as other indicators such as whether we are the party primarily responsible for fulfillment, and whether we have discretion in establishing price.
Other Revenues
Other revenues include fees from one-time services related to the implementation of our software solutions and other recurring or one-time fees related to our customers who are not otherwise using our core solutions. This includes legacy customers of businesses we have acquired where the customers haven't migrated to our core solutions. The fees for implementation and data migration services are billed upon signing our core subscription contract and are not recognized until the core solution is accessible and fully functional for our customer's use. Other services are billed when the services rendered are completed and delivered to the customer or billed in advance and deferred over the subscription period.
Contracts with Multiple Performance Obligations
Many of our contracts with customers contain multiple performance obligations. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. We account for individual performance obligations separately if they are distinct. The performance obligations for these contracts include access and use of our core solutions, implementation services, and customer support. Access and use of our core solutions and implementation services are considered distinct.
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
Deferred Revenues
We record deferred revenues when cash payments are received in advance of our performance. During the year ended December 31, 2018, we recognized $7.1 million of revenues that were included in the deferred revenue balance at the beginning of the period.
Our payment terms vary by the type of our customer and the products or services offered. The time between invoicing and when payment is due is not significant. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts do not include a significant financing component.
Practical Expedients
In determining the transaction price, we have applied the practical expedient which allows us not to adjust the consideration for the effects of the time value of money as long as the time between when we transfer the promised service to a customer and when a customer pays is one year or less.
We do not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less.
We recognize revenue in proportion to the amount we have the right to invoice for certain core solutions and Value+ services revenue, as that amount corresponds directly with our performance completed to date.
Deferred Costs

Deferred costs, which primarily consist of sales commissions, are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be three years. We typically do not pay commissions for contract renewals. We determined the period of benefit by taking into consideration our customer contract term, the useful life of our internal-use software, average customer life, and other factors. Amortization expense for the deferred costs is allocated based on the employee's department and included within cost of revenue and sales and marketing expense in the accompanying Consolidated Statements of Operations. Prior to the adoption of ASU 2014-09, our commissions were expensed as incurred.
Deferred costs were $7.2 million at December 31, 2018, of which $3.2 million is included in prepaid expenses and other current assets and $4.0 million is included in other assets in the accompanying Consolidated Balance Sheets. Amortization expense for deferred costs was $2.0 million for the year ended December 31, 2018. For the year ended December 31, 2018, no impairments were identified in relation to the costs capitalized for the period presented.
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
Sales and Marketing
Sales and marketing expense consists of personnel-related costs (including salaries, sales commissions, incentive-based compensation, benefits, and stock-based compensation) for our employees focused on sales and marketing, costs associated with sales and marketing activities, and allocated shared costs. Marketing activities include advertising, online lead generation, lead nurturing, customer and industry events, and the creation of industry-related content and collateral. Beginning January 1, 2018, due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, sales commissions and other incremental costs to acquire customers and grow adoption and utilization of our Value+ services by our new and existing customers are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be three years. We focus our sales and marketing efforts on generating awareness of our software solutions, creating sales leads, establishing and promoting our brands, and cultivating an educated community of successful and vocal customers. Advertising expenses were $4.5 million, $3.6 million and $3.6 million for each of the years ended December 31, 2018, 2017 and 2016, respectively, and are expensed as incurred.
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

Stock-Based Compensation
We recognize stock-based compensation expense for stock-based awards granted to employees and directors that can be settled in shares of our common stock. We estimate the fair value of stock options and performance-based stock options, or PSOs, using the Black-Scholes option-pricing model. We estimate the fair value of RSAs, RSUs and performance-based RSUs or PSU's based on the fair value of our common stock on the date of grant.
Stock Options
For the year ended December 31, 2018, we did not grant time-based stock option or PSOs.
For the years ended December 31, 2017 and 2016, we determined the fair value of awards using the Black-Scholes option-pricing model which requires the use of subjective assumptions. Key assumptions used in this model were (1) the fair value of the underlying ordinary shares, (2) the time period for which we expect the options will be outstanding (the expected term), (3) the expected volatility of our stock price, (4) the risk-free interest rate, and (5) the expected dividend yield. Expected term and expected volatility are the judgments that we believe are subjective in estimating fair value (and related share-based compensation expense) of our option awards.
For the years ended December 31, 2017 and 2016, the expected term was determined using the simplified method, which is calculated as the midpoint of the stock option vesting term and the expiration date of the stock option. We considered historical average volatilities of publicly traded industry peers, in estimating expected volatility for options. Other assumptions used include risk-free interest rate and expected dividend yield. The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected term of the related option grant. This assumption was dependent on the assumed expected term. The dividend yield of 0% is based on us not paying or anticipating paying any cash dividends in the foreseeable future.
Restricted Stock Units
RSUs vest in equal tranches over four annual periods and are expensed on a straight-line basis over the vesting period. The shares underlying the RSU grants are not issued and outstanding until the applicable vesting date.
Performance-Based Equity Awards
Our PSOs and PSUs, include performance conditions that require us to estimate the probable outcome of the performance condition. This assessment is based on management's judgment using internally developed forecasts and assessed at each reporting period. Compensation cost is recorded if it is probable that the performance condition will be achieved. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSOs and PSUs that are probable of vesting. PSOs and PSUs will vest upon achievement of the relevant performance metric once such calculation is reviewed and approved by our board of directors.
Forfeiture Rate
We estimate a forfeiture rate to calculate our stock-based compensation expense for our stock-based awards. The forfeiture rate is based on an analysis of actual forfeitures. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and other factors. Changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the estimated forfeiture rate is changed. If a revised forfeiture rate is higher than the previously-estimated forfeiture rate, an adjustment is made that will result in a decrease to our stock-based compensation expense recognized in our Consolidated Financial Statements. If a revised forfeiture rate is lower than the previously-estimated forfeiture rate, an adjustment is made that will result in an increase to our stock-based compensation expense recognized in our Consolidated Financial Statements.
Income Taxes
We recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between    the carrying amounts and the tax bases of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the Consolidated Statements of Operations in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.
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

Net Income (Loss) per Share
Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted net income (loss) per share by application of the treasury stock method. The calculation of diluted net income (loss) per share excludes all anti-dilutive common shares.
The net income (loss) per common share was the same for our Class A and Class B common shares because they are entitled to the same liquidation and dividend rights and are therefore combined in the table below. The following table presents a reconciliation of our weighted average number of Class A and Class B common shares used to compute net income (loss) per share (in thousands):

	Year Ended December 31,
	2018	2017	2016
Weighted average common shares outstanding	34,139	33,876	33,639
Less: Weighted average unvested restricted shares subject to repurchase	11	27	78
Weighted average common shares outstanding; basic	34,128	33,849	33,561

Weighted average common shares outstanding; basic	34,128	33,849	33,561
Plus: Weighted average options, restricted stock units and restricted shares used to compute diluted net income per common share	1,434	1,302	—
Weighted average common shares outstanding; diluted	35,562	35,151	33,561
Approximately 358,000 and 548,000 shares of PSOs and PSUs are not included in the computations of diluted and anti-dilutive shares for the years ended December 31, 2018 and 2017, respectively, as they are considered contingently issuable upon the satisfaction of pre-defined performance measures and their respective performance measures have not been met.
For the year ended December 31, 2016, we reported a net loss and therefore all potentially dilutive common shares are anti-dilutive and have been excluded from the calculation of net loss per share. The following table presents the number of anti-dilutive common shares excluded from the calculation of weighted average number of shares used to compute diluted net income (loss) per share for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	December 31,
	2018	2017	2016
Options to purchase common stock	—	—	1,718
Unvested RSAs	—	—	46
Unvested restricted stock units	10	21	496
Contingent restricted stock units(1)	—	6	34
Total shares excluded from diluted net income per common share	10	27	2,294
(1) The reported shares are based on fixed price RSU commitments for which the number of shares has not been determined at the grant date. The number of shares have been determined by dividing the fixed price commitment to issue shares in the future by the closing price of our common stock at the applicable reporting period date.
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as amended, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers (the “New Revenue Standard”). The New Revenue Standard also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which discusses the deferral of incremental costs of obtaining a contract with a customer.

We adopted the New Revenue Standard at January 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed at that date. We recognized the cumulative effect of initially applying the New Revenue Standard as an adjustment to the opening balance of retained earnings. The comparative information has not been recast and continues to be reported under the accounting standards in effect for those periods. We updated our accounting policies, processes, internal controls and information systems to conform to the New Revenue Standard's reporting and disclosure requirements.

The adoption of the New Revenue Standard did not have an impact on our revenues. It did, however, have a significant impact related to the deferral of incremental costs of obtaining contracts. Prior to the adoption of the New Revenue Standard, our commissions were expensed as incurred.

The cumulative effects of the changes made to our Consolidated Balance Sheet at January 1, 2018 for the adoption of the New Revenue Standard were as follows (in thousands):

	Balance at December 31, 2017	Adjustments	Balance at January 1, 2018
Assets
Prepaid expenses and other current assets	$4,546	$1,148	$5,694
Other assets	1,238	1,816	3,054

Equity
Accumulated deficit	$(67,247)	$2,964	$(64,283)

The following tables presents the current period impacts of adopting the New Revenue Standard on our Consolidated Financial Statements (in thousands):

Consolidated Balance Sheet:

	December 31, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Adoption
Assets
Prepaid expenses and other current assets	$11,775	$8,548	$3,227
Other assets	7,688	3,709	3,979

Equity
Accumulated deficit	$(44,316)	$(51,522)	$7,206

Consolidated Statements of Operations:

	Year Ended December 31, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Adoption
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$73,549	$73,786	$(237)
Sales and marketing	33,288	37,295	(4,007)
Total costs and operating expenses	170,415	174,659	(4,244)
Income from operations	19,656	15,412	4,244
Income before provision for income taxes	20,387	16,143	4,244
Net income	$19,967	$15,723	$4,244

Net income per common share:
Basic	$0.59	$0.46	$0.13
Diluted	$0.56	$0.44	$0.12
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
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations - Clarifying the Definition of a Business (Topic 805), which clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted this standard on January 1, 2018 and is applying the standard prospectively to determine whether certain future transactions should be accounted for as acquisitions of assets or businesses.
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11"). Among other things, ASU 2018-11 provides administrative relief by allowing entities to implement the lease standard on a modified retrospective basis ("The Optional Transition Method"), similar to the method that we used to adopt the new revenue standard. Effectively, The Optional Transition Method permits us to adopt the lease standard through a cumulative effect adjustment to our opening balance sheet for the first quarter of fiscal year 2019, with the cumulative effect accounted for as a component of retained earnings, and report under the new lease standard on a post adoption basis. We will adopt the new standard effective January 1, 2019 using The Optional Transition Method and will not recast comparative periods. We will elect the package of practical expedients permitted under the transition guidance, which allows us to carry forward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that exist prior to adoption of the new standard. We will also elect to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term. We are currently in the process of determining the impact that this ASU will have on our Consolidated Financial Statements. We believe the impact will result in adding material lease assets and liabilities to our Consolidated Balance Sheet. At December 31, 2018, our total undiscounted minimum payments under our operating leases amounted to $27.0 million.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which amends the current accounting guidance and requires the measurement of all expected losses based on historical experience, current conditions and reasonable and supportable forecasts. This guidance amends the accounting for credit losses for available-for-sale investment securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period after December 15, 2018. We are currently evaluating the effect of the adoption of ASU 2016-13 on our Consolidated Financial Statements. The effect will largely depend on the composition and credit quality of our investment portfolio and the economic conditions at the time of adoption.

In March 2017, the FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, ASU 2017-08 requires the premium to be amortized to the earliest call date. ASU 2017-08 does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public companies, ASU 2017-08 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings at the beginning of the period of adoption. We do not expect the adoption of this guidance to have a material impact on our financial condition, results of operations, cash flows or disclosures since our current accounting policy is consistent with ASU 2017-08.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). This amendment expands the scope of Topic 718, Compensation—Stock Compensation (which only included share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees and is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018. We do not expect the adoption of this guidance to have a material impact on our financial condition, results of operations, cash flows or disclosures.

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
3. Acquisition of WegoWise

On August 31, 2018, we completed the acquisition of substantially all of the assets of WegoWise, a provider of cloud-based utility analytics software solutions serving the real estate market. The WegoWise platform empowers building owners and third-party property managers to better manage operating and capital expenditures relating to utilities, and we expect that the acquisition will provide enhanced functionality to our real estate customers over time, such as a future utility analytics and management Value+ services.

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
Subsequent to the acquisition date we have become aware that the Milestone Contracts will not be executed prior to the six month anniversary of February 28, 2019. As the fair value was not material and no liability was recorded at the acquisition date, there is no change in fair value recorded at December 31, 2018.

The transaction was accounted for using the acquisition method, and as a result, assets acquired, and liabilities assumed were recorded at their estimated fair values at the acquisition date. The fair values were based on management's analysis as well as work performed by third-party valuation specialists. The following table presents the purchase price allocation (in thousands) as well as the useful lives of the acquired intangible assets over which they are amortized on a straight-line basis, as this approximates the pattern in which economic benefits of the assets are consumed:

	Amount (in thousands)	Estimated Useful Life (in years)
Net tangible assets	$270
Identified intangible assets:
Customer relationships	1,170	5.0
Database	3,620	10.0
Trademark and trade name	370	10.0
Non-compete agreement	60	5.0
Backlog	140	1.0
Total intangible assets subject to amortization	5,360	8.6
Goodwill	8,811	Indefinite
Purchase consideration, paid in cash	$14,441

Goodwill is mainly attributable to synergies expected from the acquisition and assembled workforce and is deductible for U.S. federal income tax purposes.

We incurred a total of $240,000 in transaction costs related to the acquisition and expensed all transaction costs incurred during the period in which such service was received. The results of operations of WegoWise since the acquisition are included in our Consolidated Statements of Operations for the year ended December 31, 2018. Revenue and net loss attributable to WegoWise, in the period from the acquisition date of August 31, 2018 through December 31, 2018, were $0.4 million and $(1.4) million, respectively.

The following unaudited pro forma information has been prepared for illustrative purposes only, assumes that the acquisition occurred on January 1, 2017 and includes pro forma adjustments related to the amortization of acquired intangible assets, elimination of historical interest expense on WegoWise debt, which was paid off as part of the transaction, and the transaction costs incurred. The unaudited pro forma results have been prepared based on estimates and assumptions, which we believe are reasonable; however, they are not necessarily indicative of the consolidated results of operations had the acquisition occurred on January 1, 2017, or of future results of operations. The unaudited pro forma results are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017
Revenue	$192,523	$146,859
Net income	$18,247	$5,052

Net income per common share:
Basic	$0.53	$0.15
Diluted	$0.51	$0.14

4. Investment Securities and Fair Value Measurements
Investment Securities

Investment securities classified as available-for-sale consisted of the following at December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$23,720	$—	$(163)	$23,557
Agency securities	4,345	4	(19)	4,330
Total available-for-sale investment securities	$28,065	$4	$(182)	$27,887

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$38,383	$—	$(166)	$38,217
Agency securities	11,045	—	(42)	11,003
Certificates of deposit	2,982	1	(2)	2,981
Total available-for-sale investment securities	$52,410	$1	$(210)	$52,201
At December 31, 2018, the unrealized losses on investment securities which have been in a net loss position for twelve months or greater were not material. These unrealized losses are considered temporary and there were no impairments considered to be "other-than-temporary" based on our evaluation of available evidence, which includes our intent to hold these investments to maturity or a recovery of the cost basis.

At December 31, 2018 and 2017, the contractual maturities of our investments did not exceed 36 months. The fair values of available-for-sale investments, by remaining contractual maturity, are as follows (in thousands):

	December 31, 2018		December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$16,738	$16,631	$29,850	$29,800
Due after one year through three years	11,327	11,256	22,560	22,401
Total available-for-sale investment securities	$28,065	$27,887	$52,410	$52,201
During the years ended December 31, 2018 and 2017, we had sales and maturities (which include calls) of investment securities, as follows (in thousands):

	Year Ended December 31, 2018
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$—	$(11)	$(6,624)	$(19,307)
Agency securities	4	(14)	(5,671)	(7,000)
Certificates of deposit	—	—	—	(2,982)
Treasury securities	—	(10)	(8,605)	(3,530)
	$4	$(35)	$(20,900)	$(32,819)

	Year Ended December 31, 2017
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Agency securities	$1	$—	$15	$3,294
Corporate bonds	—	—	—	10,690
Certificates of deposit	—	—	—	2,490
	$1	$—	$15	$16,474
For the years ended December 31, 2018, 2017 and 2016 we received interest income net of the amortization and accretion of the premium and discount of $1.0 million, $0.7 million, and $0.5 million, respectively.

Fair Value Measurements
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables presents our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and 2017, by level within the fair value hierarchy (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$10,694	$—	$—	$10,694
Available-for-sale investment securities:
Corporate bonds	—	23,557	—	23,557
Agency securities	—	4,330	—	4,330
Total	$10,694	$27,887	$—	$38,581

	December 31, 2017
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$5,524	$—	$—	$5,524
Available-for-sale investment securities:
Corporate bonds	—	38,217	—	38,217
Agency securities	—	11,003	—	11,003
Certificates of deposit	2,981	—	—	2,981
Total Assets	$8,505	$49,220	$—	$57,725
The carrying amounts of cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.
There were no changes to our valuation techniques used to measure asset and liability fair values on a recurring basis during the year ended December 31, 2018. The valuation techniques for the items in the table above are as follows:
Cash Equivalents
At December 31, 2018 and 2017, cash equivalents include cash invested in money market funds. Fair value is based on market prices for identical assets.
Available-for-Sale Investment Securities
Our Level 2 securities were priced by a pricing vendor. The pricing vendor utilizes the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use of other observable inputs like market transactions involving comparable securities. The fair value of our certificates of deposit is based on market prices for identical assets.
Non-Recurring Fair Value Measurements
Certain assets, including goodwill, intangible assets and our note receivable with SecureDocs, are also subject to measurement at fair value on a non-recurring basis using Level 3 measurement, but only when they are deemed to be impaired as a result of an impairment review. For the years ended December 31, 2018, 2017 and 2016, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.

5. Property and Equipment
Property and equipment consists of the following at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Data center and computer equipment	$6,854	$5,233
Furniture and fixtures	2,928	2,415
Office equipment	798	763
Leasehold improvements	5,254	5,029
Construction in process	79	—
Gross property and equipment	15,913	13,440
Less: Accumulated depreciation	(9,042)	(6,744)
Total property and equipment, net	$6,871	$6,696
Depreciation expense for property and equipment totaled $2.4 million, $2.3 million, and $2.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.
6. Internal-Use Software Development Costs
Internal-use software development costs were as follows (in thousands):

	December 31,
	2018	2017
Internal use software development costs, gross	$58,237	$44,626
Less: Accumulated amortization	(37,752)	(27,017)
Internal use software development costs, net	$20,485	$17,609

Capitalized software development costs were $13.8 million, $11.1 million and $11.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization expense with respect to software development costs totaled $11.0 million, $9.0 million and $6.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Future amortization expense with respect to capitalized software development costs at December 31, 2018 is estimated as follows (in thousands):

Years Ending December 31,
2019	$10,664
2020	6,848
2021	2,950
2022	23
Total amortization expense	$20,485

7. Goodwill and Intangible Assets

The change in the carrying amount of goodwill is as follows (in thousands):

Goodwill at December 31, 2017	$6,737
Goodwill from acquisition of WegoWise	8,811
Goodwill at December 31, 2018	$15,548
Intangible assets consisted of the following at December 31, 2018 and 2017 (in thousands, except years):

	December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$1,960	$(728)	$1,232	5.0
Database	3,620	(121)	3,499	10.0
Technology	4,811	(4,506)	305	8.0
Trademarks and trade names	1,300	(642)	658	9.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	100	(44)	56	4.0
Domain names	273	(273)	—	5.0
Patents	285	(233)	52	5.0
Backlog	140	(47)	93	1.0
	$13,169	$(7,274)	$5,895	7.0

	December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$790	$(538)	$252	5.0
Technology	4,811	(3,871)	940	6.0
Trademarks	930	(539)	391	9.0
Partner relationships	680	(623)	57	3.0
Non-compete agreements	40	(37)	3	3.0
Domain names	273	(273)	—	5.0
Patents	285	(203)	82	5.0
	$7,809	$(6,084)	$1,725	5.9

Amortization expense totaled $1.2 million, $1.4 million and $1.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization expense for each of the five fiscal years through December 31, 2023 is estimated as follows (in thousands):

Years Ending December 31,
2019	$1,091
2020	904
2021	769
2022	706
2023	563
Thereafter	1,862
Total amortization expense	$5,895

8. Long-term Debt
The following is a summary of our long-term debt at December 31, 2018 (in thousands):

Principal amounts due under term loan	$50,000
Less: Debt financing costs	(185)
Long-term debt, net of unamortized debt financing costs	49,815
Less: Current portion of long-term debt	(1,213)
Total long-term debt, net of current portion	48,602
Scheduled principal payments for the Term Loan at December 31, 2018 are as follows (in thousands):

Years Ending December 31,
2019	1,250
2020	1,250
2021	2,500
2022	2,500
2023	42,500
Total principal payments	50,000
Credit Agreement
On March 16, 2015, we entered into a credit facility (the “Original Credit Agreement” and as amended, the "Credit Agreement") comprised of a $10.0 million term loan (the “Original Term Loan”), and a $2.5 million revolving line of credit (the "Original Revolving Facility") with Wells Fargo, as administrative agent, and the lenders that are parties thereto ("Wells Fargo"). In March 2015, we borrowed $10.0 million under the Original Term Loan and on July 16, 2015, we made an optional prepayment in full of the Original Term Loan.
First Amendment to Credit Agreement
On October 9, 2015, we entered into Amendment Number One to the Original Credit Agreement (the "First Amendment"), which amended the terms of the Original Credit Agreement with Wells Fargo.
Under the terms of the Credit Agreement, the lenders made available to us a $25.0 million revolving line of credit (the “Revolving Facility”). Subject to customary terms and conditions, we can seek to increase the principal amount of indebtedness available under the First Amendment by up to $10.0 million, in the form of revolving commitments or term loan debt, although the lenders are under no obligation to make additional amounts available to us. Borrowings under the Revolving Facility are subject to the satisfaction of customary conditions.

Under the terms of the First Amendment, borrowings under the Revolving Facility bear interest at a fluctuating rate per annum equal to, at our option, (i) a base rate equal to the highest of (a) the federal funds rate plus 1/2 of 1%, (b) the London Interbank Offered Rate (“LIBOR”) for a one-month interest period plus 1% and (c) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its prime rate, in each case plus an applicable margin of 1.5%, or (ii) LIBOR for the applicable interest period plus an applicable margin of 2.5%. Interest is due and payable monthly. We are also required to pay a commitment fee equal to 0.25% per annum of the unused portion of the Revolving Facility if revolver usage is above $10.0 million, or 0.375% per annum of the unused portion of the Revolving Facility if revolver usage is less than or equal to $10.0 million.
In conjunction with the First Amendment, during 2015 we incurred and capitalized deferred financing costs of $0.2 million. These additional costs were added to the unamortized debt financing costs from the Original Revolving Facility of $0.1 million, amortized using a straight-line method over the term of the Revolving Facility's commitment and included in interest expense in the Consolidated Statements of Operations.
Second Amendment to Credit Agreement
On December 24, 2018, we entered into Amendment Number Two to the Credit Agreement (the "Second Amendment"), which amended the terms of the Original Credit Agreement, as amended by the First Amendment.
Under the terms of the Second Amendment, the lenders have made available to us a $50.0 million term loan (the "Term Loan") and have increased the existing $25.0 million Revolving Facility to $50.0 million. The maturity date of the Term Loan and Revolving Facility is December 24, 2023. In addition, we are now permitted to make certain restricted junior payments, including without limitation stock repurchases and enter into acquisitions in which we are the purchaser ("Acquisitions"), with no dollar cap on such Acquisitions, so long as we maintain certain specified liquidity requirements and leverage ratios.
The Second Amendment also modifies certain financial covenants by, among other things, requiring us to maintain (i) an EBITDA to interest expense ratio of not less than 3.0 to 1.0, and (ii) a funded indebtedness to EBITDA ratio of not more than 3.5:1.0 (the "Required Leverage Ratio") (decreasing by 0.25 per year until the Required Leverage Ratio is 2.5 to 1.0); provided, however, that we are not required to maintain the foregoing ratios if our liquidity (sum of remaining borrowing capacity and available cash) has equaled or exceeded the greater of $20.0 million and 20% of the sum of the outstanding principal amount of the Term Loan and commitments under the Revolving Facility. If we enter into an Acquisition with a purchase price greater than or equal to $20.0 million, then the Required Leverage Ratio will be increased by 0.5 for the 12-month period immediately following the consummation of such Acquisition.
The Credit Agreement contains customary affirmative, negative and financial covenants. The affirmative covenants require us to, among other things, disclose financial and other information to the lenders, maintain our business and properties, and maintain adequate insurance. The negative covenants restrict us from, among other things, incurring additional indebtedness, prepaying certain types of indebtedness, encumbering or disposing of our assets, making fundamental changes to our corporate structure, and making certain dividends and distributions. At December 31, 2018, we were in compliance with the financial covenants under the Credit Agreement.
Under the terms of the Second Amendment, borrowings under the Credit Agreement will bear interest at a fluctuating rate per annum equal to, at our option, (i) the adjusted London Interbank Offered Rate ("LIBOR") or (ii) an alternate base rate, in each case plus the applicable interest rate margin. Borrowings will initially bear interest at adjusted LIBOR plus 2.0% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 1.0% per annum. After a compliance certificate has been delivered to Wells Fargo by us for the quarter ending December 31, 2018, the interest rate will fluctuate between adjusted LIBOR plus 1.5% per annum and adjusted LIBOR plus 2.0% per annum (or between the alternate base rate plus 0.5% per annum and the alternate base rate plus 1.0% per annum), based upon our leverage ratio.
Fees payable on the unused portion of the Revolving Facility will be 25 basis points per annum, unless the average usage of the Revolving Facility is equal to or less than $30.0 million for the applicable period, in which case the fees on the unused portion of the Revolving Facility will be 0.375% per annum.
At December 31, 2018 and 2017, there was no outstanding balance under the Revolving Facility.
The estimated fair value of the Term Loan approximates its carrying value due to the short period from the date of the Second Amendment, December 24, 2018, to the reporting period, December 31, 2018. We consider the fair value of the Term Loan to be a Level 2 measurement as the Term Loan is not actively traded. We carry the Term Loan at face value less the unamortized discount on our Consolidated Balance Sheet.

As a result of the Second Amendment, we incurred $0.4 million in financing fees that were capitalized and will be amortized over the remaining life of the related debt, $0.2 million of which was related to the Term Loan and $0.2 million of which was related to the Revolving Facility. Pursuant to GAAP, the Second Amendment is accounted for as a debt modification. As a result, the unamortized deferred debt financing costs related to the Revolving Facility prior to the Second Amendment were added to the $0.2 million of deferred debt financing costs related to the Second Amendment and will be amortized over the remaining life of the Revolving Facility. The following table presents the total deferred debt financing costs for the term loan and the Revolving Facility (in thousands):

	Term Loan	Revolving Facility
Deferred financing costs at December 31, 2017	$—	$175
Deferred financing costs Second Amendment	185	185
Amortization of deferred financing costs	—	(60)
Deferred financing costs at December 31, 2018	$185	$300

Debt Financing Costs
Debt financing costs are deferred and amortized, using the straight-line method, which approximates the effective interest method, for costs related to the Term Loan and the straight-line method for costs related to the Revolving Facility over the term of the debt arrangement; such amortization is included in interest expense in the Consolidated Statements of Operations. Amortization of deferred debt financing costs was not material for the years ended December 31, 2018, 2017 and 2016. At December 31, 2018 and 2017, the remaining unamortized deferred debt financing costs were $0.5 million and $0.2 million, respectively, of which, at December 31, 2018, $0.2 million was offset against debt. At December 31, 2018 and 2017, $0.3 million and $0.2 million of the remaining unamortized deferred debt financing costs were recorded in prepaid expenses and other current assets and other assets on the Consolidated Balance Sheet, respectively, as they pertained to the Revolving Facility.

9. Commitments and Contingencies
Lease Obligations
At December 31, 2018, we had operating lease obligations of approximately $27.0 million through 2028. A summary of our future minimum payments for obligations under non-cancellable operating leases is as follows (in thousands):

Years Ending December 31,
2019	$4,211
2020	4,889
2021	4,038
2022	2,717
2023	2,053
Thereafter	9,128
Total lease commitments	$27,036
We recorded rent expense of $2.6 million, $2.1 million and $2.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Beginning March 1, 2019, we will pay a base rent of approximately $80,000 per month for 60% of the Premises. Beginning March 1, 2020, we will pay a base rent of approximately $107,000 per month for 80% of the Premises. Beginning June 1, 2020, we will pay a base rent of approximately $134,000 per month for 100% of the Premises. The base rent will increase 3% annually, with the first such increase effective on March 1, 2020. The total commitment under this lease is $16.6 million.
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
On September 30, 2018, we entered into a Membership Agreement (the "Membership Agreement") with WeWork to lease office space located at 7300 one Star Drive in Plano, Texas. The term of the Membership Agreement commences on December 1, 2018 and is for a period of 24 months. We pay a fee of $61,000 per month for the leased premises.
Legal Liability to Landlord Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc., which was established to provide our customers with the option to purchase legal liability to landlord insurance. If our customers choose to use our insurance services, they are issued an insurance policy underwritten by our third-party service provider. The policy has a limit of $100,000 per incident for each insured residence. We have entered into a reinsurance agreement with our third-party service provider and, as a result, we assume a 100% quota share of the legal liability to landlord insurance provided to our customers through our third-party service provider. Included in cost of revenue we accrue for reported claims, and an estimate of losses incurred but not reported by our property manager customers, as we bear the risk related to claims. Our liability for reported claims and incurred but not reported claims at December 31, 2018 and 2017 was $0.6 million and $0.5 million, respectively, and is included in other current liabilities on the Consolidated Balance Sheets.
Included in prepaid expenses and other current assets at each of December 31, 2018 and 2017 are $1.8 million of deposits held with a third party related to requirements to maintain collateral for our insurance services.
Litigation
In December 2018, we received a Civil Investigative Demand ("CID") from the Federal Trade Commission ("FTC") requesting certain information relating to our compliance with the Fair Credit Reporting Act ("FCRA") in connection with our tenant screening Value+ service. We are fully cooperating with the FTC and are now in the process of responding to the CID. We do not presently have sufficient information to predict the outcome of, or any potential costs or penalties associated with, the investigation.
In September 2017, a putative federal class action styled Leo v. AppFolio, Inc. (Civ. No. 3:17-cv-05771; W.D. Wash.) was filed naming us as a defendant and alleging certain violations of the FCRA in connection with our tenant screening Value+ service (the "Leo Litigation"). The parties reached an agreement to settle the Leo Litigation in the fourth quarter of 2018. The court has approved the proposed settlement on a preliminary basis, and recently directed the parties to provide notice to the classes. We do not, and will not, admit any liability whatsoever in connection with the claims and allegations in the Leo Litigation. The final settlement will be subject to court approval.
As a result of the pending settlement of the Leo Litigation, we recorded an expense, net of expected insurance proceeds, of $1.1 million during the twelve months ended December 31, 2018, within cost of revenue. Our insurer has agreed to pay its portion of the settlement proceeds directly to the settlement fund following final court approval.
In addition, from time to time, we are involved in various other legal proceedings arising from or related to claims incident to the ordinary course of our business activities, including actions with respect to intellectual property, employment and contractual matters. Although the results of such legal proceedings and claims cannot be predicted with certainty, we believe that we are not currently a party to any legal proceeding(s) which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows.

Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of any applicable agreements, services to be provided by us, or intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses and is indeterminable. We have never paid a material claim, nor have any legal claims been brought against us, in connection with these indemnification arrangements. At December 31, 2018 and 2017, we had not accrued a liability for these indemnification arrangements because we determined that the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably possible and the amount or range of amounts of any such liability is not reasonably estimable.
10. Stockholders’ Equity
Amended and Restated Certificate of Incorporation
     Upon the effectiveness of our Amended and Restated Certificate of Incorporation on June 25, 2015, the number of shares of capital stock that is authorized to be issued was increased to 325,000,000 shares, of which 250,000,000 shares are Class A common stock, 50,000,000 shares are Class B common stock and 25,000,000 are undesignated preferred stock. The Class A common stock, Class B common stock and preferred stock have a par value of $0.0001 per share.
At December 31, 2018, there were 15,789,000 shares of Class A common stock outstanding, 18,109,000 shares of Class B common stock outstanding and no preferred shares outstanding.
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
Treasury Stock
In October 2018, our Board of Directors ("Board") authorized a $30.0 million Share Repurchase Program of its outstanding Class A Common Stock. Pursuant to this Program, we repurchased and settled a total of 370,751 shares through open market repurchases, and recorded a $21.6 million reduction to stockholders’ equity at December 31, 2018, which includes broker commissions.

11. Stock-Based Compensation
2015 Stock Incentive Plan
In conjunction with our IPO in 2015, our board of directors and stockholders adopted the 2015 Stock Incentive Plan (the "2015 Plan"). Upon adoption of the 2015 Plan, 2,000,000 shares of our Class A common stock were reserved and available for grant and issuance. On January 1 of each subsequent calendar year, the number of shares available for grant and issuance under the 2015 Plan increase by the lesser of (i) the number of shares of our Class A common stock subject to awards granted under the 2015 Plan during the preceding calendar year and (ii) such lesser number of shares of our Class A common stock determined by our board of directors. At December 31, 2018, we have reserved an aggregate of 3,791,744 shares of our Class A common stock for grant and issuance under the 2015 Plan. The number of shares of our Class A common stock is also subject to adjustment in the event of a recapitalization, stock split, reclassification, stock dividend or other change in our capitalization. The 2015 Plan authorizes the award of stock options, stock appreciation rights, RSAs, RSUs, performance awards and stock bonuses. The 2015 Plan provides for the grant of awards to our employees, directors, consultants and independent contractors, subject to certain exceptions. RSUs, PSUs, PSOs, and RSAs have been issued during 2018 pursuant to the 2015 Plan.
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
2007 Stock Incentive Plan
On February 14, 2007, our board of directors adopted the 2007 Stock Incentive Plan (the “2007 Plan”) as an amendment and restatement to an original 2006 Equity Incentive Plan and was most recently amended in July 2014. Following our IPO, our board of directors determined not to make any further awards under the 2007 Plan. The 2007 Plan expired on February 14, 2017. The 2007 Plan will continue to govern outstanding awards granted under the 2007 Plan. At December 31, 2018, options to purchase an aggregate of 532,978 shares of our Class B common stock remained outstanding under the 2007 Plan.  The 2007 Plan is administered by our board of directors. The aggregate number of shares available under the 2007 Plan and the number of shares subject to outstanding options automatically adjusts for any changes in the outstanding common stock by reason of any recapitalization, spin-off, reorganization, reclassification, stock dividend, stock split, reverse stock split, or similar transaction.

Stock Options
A summary of our stock option activity for the year ended December 31, 2018 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years
Options outstanding at December 31, 2017	1,693	$10.81	7.3
Options granted	—	—
Options exercised	(170)	6.09
Options cancelled/forfeited	(10)	15.09
Options outstanding at December 31, 2018	1,513	$11.31	6.4

At December 31, 2018:
Options vested and expected to vest	1,513	$11.32	6.7
Options exercisable(1)	1,034	$8.82	6.4
(1) Included in the options exercisable is 31,000 shares which have an early exercise option. The weighted average exercise price of these options is $5.64 per share and the weighted average contractual life in years is 6.1 years.

During the year ended December 31, 2018, no options were granted. Included in the options outstanding at December 31, 2018 are 172,000 and 250,000 PSOs granted in 2017 and 2016, respectively. Vesting of these PSOs is based on the achievement of pre-established performance targets for each of the years ending December 31, 2018 and ending December 31, 2019, and continued employment throughout the performance period. Of the PSOs granted during 2017, 132,000 shares vest based on the achievement of a pre-established free cash flow performance target for the year ending December 31, 2019, assuming achievement of the performance metric at the maximum level, which is 150% of the performance target, resulting in a maximum payout of 100% of the initial target award. The remaining 40,000 PSOs granted during 2017 have a pre-established adjusted gross margin target for the year ending December 31, 2019. PSOs tied to the gross margin performance target have two levels of vesting, with 50% vesting based on the achievement of 110% of the targeted amount and the remaining 50% vesting based on the achievement of 115% of the targeted amount. The 250,000 PSOs granted in 2016 vest based on the achievement of a pre-established free cash flow performance target for the year ending December 31, 2018, assuming achievement of the performance metric at the maximum level, which is 150% of the performance target.

During the year ended December 31, 2018, 250,000 of the PSOs vested based on the achievement of 150% of the pre-established free cash flow performance metric for the year ended December 31, 2017. No expense was recognized as a result of the vesting of PSOs that vested during the twelve months ended December 31, 2018, as all expense was recognized by December 31, 2017.

We recognize expense for the PSOs based on the grant date fair value of the PSOs that we determine are probable of vesting. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSOs that are probable of vesting. Our stock-based compensation expense for stock options for the years ended December 31, 2018, 2017 and 2016 was $1.6 million, $2.9 million, and $2.4 million, respectively.
The fair value of stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. No stock options were granted during the year ended December 31, 2018. The following table presents information relating to our stock options granted during the years ended 2017 and 2016:

	Year Ended December 31,
	2017	2016
Stock options granted (in thousands)	172	750
Weighted average exercise price per share	$24.77	$12.85
Weighted average grant-date fair value per share	$9.58	$4.85
Weighted average Black-Scholes model assumptions:
Risk-free interest rate	2.02%	1.45%
Expected term (in years)	6.4	5.9
Expected volatility	35%	37%
Expected dividend yield	—	—

At December 31, 2018, the total remaining stock-based compensation expense for unvested stock options was $0.7 million, which is expected to be recognized over a weighted average period of 0.7 years.
The total intrinsic value of options exercised in 2018, 2017 and 2016 was $7.5 million, $4.6 million, and $1.9 million, respectively. This intrinsic value represents the difference between the fair value of our common stock on the date of exercise and the exercise price of each option. Based on the fair value of our common stock at December 31, 2018, the total intrinsic value of all outstanding options was $72.5 million. The total intrinsic value of exercisable options at December 31, 2018 was $52.1 million. The total intrinsic value of options vested and expected to vest at December 31, 2018 was $72.4 million.
The excess tax benefit realized from option exercises during the year ended December 31, 2018, 2017 and 2016 was $7.7 million, $5.2 million and $0.2 million, respectively.
Restricted Stock Units
A summary of activity in connection with our RSUs for the year ended December 31, 2018 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at December 31, 2017	598	$19.75
Granted	305	48.12
Vested	(180)	17.89
Forfeited	(49)	26.05
Unvested at December 31, 2018	674	$32.61

During the year ended December 31, 2018, we granted a total of 305,000 RSUs and PSUs: 188,000 RSUs vest annually over four years; 102,000 PSUs vest based upon achievement of a pre-established net revenue growth performance metric for each of the years ended December 31, 2018 and December 31, 2019, 2020 and 2021 and continued employment throughout the performance period; and 15,000 PSUs were granted and vested as a result of the attainment of the 2017 performance metric. The number of PSUs granted, as included in the above table, assumes achievement of the performance metric at 100% of the targeted performance metric. The actual number of shares to be issued at the end of the performance period will range from 0% to 100% of the initial target awards. Achievement of the performance target between 100% and 150% of the performance target will result in a performance-based cash bonus payment between 100% and 165% of the initial target awards.

During the year ended December 31, 2018, 30,000 of the PSUs vested and an additional 15,000 PSUs were granted and vested based on the achievement of 150% of the pre-established free cash flow performance metric for the year ended December 31, 2017. No expense was recognized related to the PSUs that vested during the twelve months ended December 31, 2018, as all expense was recognized by December 31, 2017.

Included in the unvested RSUs and PSUs at December 31, 2018 are 91,000 and 26,000 PSUs granted in 2017 and 2016, respectively. Vesting of these PSUs is based on the achievement of pre-established free cash flow performance targets for each of the years ending December 31, 2018 and ending December 31, 2019, and continued employment throughout the performance period. The number of PSUs granted assumes achievement of the performance metric at 100% of the performance target. For the PSUs granted in 2017, the actual number of shares to be issued at the end of the performance period will range from 0% to

165% of the initial target award. For the PSUs granted in 2016, the actual number of shares to be issued at the end of the performance period will range from 0% to 150% of the initial target award.
We recognize expense for the PSUs based on the grant date fair value of the PSUs that we determine are probable of vesting. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSUs that are probable of vesting. Our stock-based compensation expense for the RSUs and PSUs for the years ended December 31, 2018, 2017 and 2016, was $5.5 million, $3.6 million and $1.8 million, respectively.
At December 31, 2018, the total remaining stock-based compensation expense for these RSUs was $15.0 million, which is expected to be recognized over a weighted average period of 2.2 years.
Restricted Stock Awards
A summary of activity in connection with our RSAs for the year ended December 31, 2018 is as follows (number of shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested at December 31, 2017	16	$20.93
Granted	5	61.05
Vested	(15)	21.97
Forfeited	—	—
Unvested at December 31, 2018	6	$51.36
We have the right to repurchase any unvested RSAs. RSAs vest over a four-year period for employees and over a one-year period for non-employee directors. For the years ended December 31, 2018, 2017 and 2016, we recognized stock-based compensation expense for RSAs of $335,000, $358,000 and $454,000, respectively. During 2018, the grant date fair value of the shares vested was $335,000.
At December 31, 2018, the total remaining stock-based compensation expense for unvested RSAs was $0.1 million, which is expected to be recognized over a weighted average period of 0.5 years.

12. Income Taxes
For the years ended December 31, 2018, 2017 and 2016, we recorded income tax expense of $420,000, $58,000, and $67,000, respectively, associated with state taxes and the amortization of tax deductible goodwill that is not an available source of income to realize the deferred tax asset.
On December 22, 2017, the United States government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act has several key provisions impacting accounting for and reporting of income taxes. The most significant provisions applicable to us are the reduction of the U.S. corporate statutory rate from 35% to 21%.
We reviewed and incorporated the impact of the Tax Act in our tax calculations and disclosures. The primary impact on us for the year ended December 31, 2017 stems from the re-measurement of our deferred taxes at the new corporate tax rate of 21%, which reduced our net deferred tax assets, before valuation allowance, by $7.2 million. Due to the full valuation allowance, the change in deferred taxes was fully offset by the change in valuation allowance, except for an immaterial amount that is reflected in income tax expense related to the rate re-measurement of the tax deductible goodwill.

Our effective tax rate differs from the United States federal statutory rate of 21% primarily because our previously reported losses have been offset by a valuation allowance due to uncertainty as to the realization of those losses. Set forth below is a reconciliation of the components that caused our provision for income taxes to differ from amounts computed by applying the United States federal statutory rate of 21% for the year ended December 31, 2018, and 34% for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Income tax benefit at the statutory rate	21%	34%	34%
State and local income taxes, net of federal benefit	(3)	(14)	7
Stock-based compensation expense	(7)	(15)	(4)
Meals and entertainment	1	2	(2)
Permanent differences	—	—	(1)
Change in valuation allowance	(1)	(60)	(42)
Change in federal rate	—	74	—
Research and development tax credits	(9)	(20)	7
Provision for income taxes	2%	1%	(1)%

The provision for income tax consists of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current
Federal	—	—	—
State and Local	339	53	24
Current Income Tax Expense	339	53	24
Deferred
Federal	65	(2)	40
State and Local	16	7	3
Deferred Income tax (benefit) expense	81	5	43
Total income tax provision	420	58	67

The components of deferred tax assets (liabilities) were as follows (in thousands):

	December 31,
	2018	2017
Deferred income tax assets:
Net operating loss carryforwards	$15,675	$19,519
Research and development tax credits	11,907	8,278
Intangible assets	143	—
Stock-based compensation	2,203	1,543
Other	2,878	950
Gross deferred tax assets	32,806	30,290
Valuation allowance	(23,002)	(23,827)
Deferred tax assets, net of valuation allowance	9,804	6,463
Deferred tax liabilities:
Property, equipment and software	(5,464)	(4,293)
Intangible assets	—	(6)
Capitalized commissions	(1,825)	—
State taxes	(1,935)	(1,693)
Other	(739)	(549)
Total deferred tax liabilities	(9,963)	(6,541)
Total net deferred tax liabilities	$(159)	$(78)
At December 31, 2018, we had federal net operating loss carryforwards of $57.7 million, which will begin to expire in 2031. At December 31, 2018, we had state net operating loss carryforwards of $41.2 million, which will begin to expire in 2023. At December 31, 2018, we also had federal and state research and development credit carryforwards of $7.4 million and $7.5 million, respectively. The federal credit carryforwards will begin to expire in 2031, while the majority state credits carryforwards apply indefinitely.
The Internal Revenue Code of 1986, as amended (“IRC”), imposes substantial restrictions on the utilization of NOLs and other tax attributes in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use pre-change NOLs may be limited as prescribed under IRC Section 382. Events which may cause limitation in the amount of the NOLs and credits that we utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a rolling three-year period. We have undertaken a NOL/382 analysis and have determined that there are no limitations on the NOL carryforwards at December 31, 2018.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets in the future. A significant piece of objective negative evidence evaluated was the cumulative loss incurred from inception through December 31, 2018. Such objective evidence limits the ability to consider other subjective positive evidence such as current year taxable income and future income projections. On the basis of this evaluation, at December 31, 2018, a valuation allowance of $23.0 million has been recorded since it is more likely than not that the deferred tax assets will not be realized.
We have recorded a full valuation allowance related to our NOLs, credit carryforwards, and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. To the extent we determine that all, or a portion of, our valuation allowance is no longer necessary, we will reverse the valuation allowance and recognize an income tax benefit in the reported financial statement earnings in that period. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current financial statement tax provision in future periods. We believe that there is a possibility that, within the next six to twelve months, sufficient positive evidence may become available to allow us to reach a conclusion that some or all of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain net deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the timing and amount of the valuation allowance release are subject to change on the basis of the level of our profitability and other factors.
The change in the valuation allowance for the years ended December 31, 2018, 2017 and 2016 was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Valuation allowance, at beginning of year	$23,827	$29,417	$25,926
Increase (decrease) in valuation allowance	(825)	(5,590)	3,491
Valuation allowance, at end of year	$23,002	$23,827	$29,417

The following is a reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2018	2017	2016
Unrecognized tax benefit beginning of year	$2,105	$4,032	$2,867
Decreases-tax positions in prior year	—	(2,210)	—
Increases-tax positions in current year	872	283	1,165
Unrecognized tax benefit end of year	$2,977	$2,105	$4,032
The unrecognized tax benefits are recorded as a reduction to the deferred tax assets. Since there is a full valuation allowance recorded against the deferred tax assets, the recognition of previously unrecognized tax benefits on uncertain positions would result in no impact to the effective tax rate.
At December 31, 2018 and 2017, we had no accrued interest and penalties related to uncertain income tax positions. We do not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.
We are subject to taxation in the United States and various states. Due to the net operating loss carryforwards, our federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception. We are not currently under audit by any taxing authorities.

13. Revenue and Other Information
The following table presents our revenue categories for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Core solutions	$70,549	$57,132	$43,775
Value+ services	113,072	80,847	56,965
Other	6,450	5,824	4,846
Total revenue	$190,071	$143,803	$105,586

Our revenue is generated primarily from United States customers. All of our property and equipment is located in the United States.
14. Retirement Plans
We have a 401(k) retirement and savings plan made available to all employees. The 401(k) plan allows each participant to contribute up to an amount not to exceed an annual statutory maximum. We may, at our discretion, make matching contributions to the 401(k) plan. Cash contributions to the plan were $1.6 million, $0.8 million and $1.1 million, for the years ended December 31, 2018, 2017 and 2016, respectively.

15. Subsequent Events
Acquisition of Dynasty
On January 7, 2019, we entered into an Agreement and Plan of Merger with Riviera Mar, Inc., our wholly-owned subsidiary ("Merger Subsidiary"), Dynasty Marketplace, Inc. ("Dynasty") and Fortis Advisor's LLC, in its capacity as agent for the stockholders of Dynasty (collectively, the "Dynasty Stockholders"), pursuant to which, Merger Subsidiary was merged with and into Dynasty, resulting in Dynasty becoming our wholly-owned subsidiary (the "Transaction"). Dynasty is in the business of developing artificial intelligence-based software solutions for real estate businesses.
The consideration paid to the Dynasty Stockholders was $60.2 million, less certain adjustments set forth in the Merger Agreement, of which $6.0 million will be retained by us to satisfy any indemnification claims.
We are currently in the process of valuing the assets acquired and liabilities assumed pursuant to the Transaction. We will allocate the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. Given the recent closing of the Transaction, the assessment of the acquisition-date fair values of the assets acquired and the liabilities assumed and the determination of the estimated useful lives of long-lived assets and finite-lived intangibles are pending the completion of appraisals; therefore we are unable to disclose the purchase price allocation or pro forma results of operations for the year ended December 31, 2018. We expect to allocate the majority of the consideration between technology and goodwill.
Stock Repurchase Program
On February 20, 2019 the Board of Directors authorized a $100.0 million Share Repurchase Program of its outstanding Class A Common Stock. Under the Program, share repurchases may be made from time to time as directed by a Committee consisting of three Directors, in open market purchases or privately negotiated transactions at a repurchase price that the members of the Committee unanimously believe is below intrinsic value conservatively determined. The Program does not obligate the Company to repurchase any specific dollar amount or number of shares, there is no expiration date to the Program, and it may be modified, suspended or terminated at any time and for any reason. The Company has not initiated any repurchases under this Program as of February 28, 2019.
Pursuant to the $30.0 million Share Repurchase Program announced in October 2018, the Company has repurchased 370,751 shares for an aggregate purchase price of $21.6 million. The balance of $8.4 million remaining under the October authorization is included within the $100.0 million Share Repurchase Program authorized on February 20, 2019.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at December 31, 2018, the last day of the period covered by this Annual Report. Disclosure controls and procedures include, without limitation, controls and other procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on our management's evaluation, our principal executive officer and principal financial officer have concluded that, at December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As of December 31, 2018, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth in the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. We have excluded WegoWise from our assessment of internal control over financial reporting because it was acquired in a purchase business combination during the year ended December 31, 2018. WegoWise constituted less than 1% of total assets and less than 1% of total revenues as of and for the year ending December 31, 2018. Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2018.
The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their audit report which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting at December 31, 2018.

Changes in Internal Control over Financial Reporting

In the fourth quarter of 2018, in order to facilitate our adoption of the new lease accounting standard on January 1, 2019, we implemented internal controls to help ensure we properly evaluated our vendor agreements and assessed the impact to our Consolidated Financial Statements. We expect to continue to implement additional internal controls related to the adoption of this standard in the first quarter of 2019.
The change above is considered a change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13(a)-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Disclosure Controls and Procedures and Internal Control over Financial Reporting
In designing and evaluating our disclosure controls and procedures and internal control over financial reporting, our management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.     OTHER INFORMATION
None.
PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in the Proxy Statement or an amendment to this Annual Report, which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2018, and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION
The information required by this item will be included in the Proxy Statement or an amendment to this Annual Report and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the Proxy Statement or an amendment to this Annual Report and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the Proxy Statement or an amendment to this Annual Report and is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in the Proxy Statement or an amendment to this Annual Report and is incorporated herein by reference.

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
The documents listed in the Exhibit Index of this Annual Report are filed or furnished with, or incorporated by reference into, this Annual Report, in each case as indicated therein.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Asset Purchase Agreement, dated August 31, 2018, by and between AppFolio Utility Management, Inc. and WegoWise, Inc.	8-K	001-37468	2.1	9/4/2018
2.2	Agreement and Plan of Merger, dated January 7, 2019, by and among the registrant., Riviera Mar, Inc., Dynasty Marketplace, Inc. and Fortis Advisors LLC.	8-K	001-37468	2.1	1/8/2019
3.1	Amended and Restated Certificate of Incorporation of the registrant as currently in effect.	10-Q	001-37468	3.1	8/6/2015
3.2	Amended and Restated Bylaws of the registrant as currently in effect.	10-Q	001-37468	3.2	8/6/2015
4.1	Specimen Certificate for Class A Common Stock.	S-1/A	333-204262	4.1	6/4/2015
4.2	Amended and Restated Investor Rights Agreement, by and among the registrant and the investors named therein, dated November 26, 2013.	S-1/A	333-204262	4.2	6/4/2015
10.1	Multi-Tenant Industrial Lease, by and between the registrant and Nassau Land Company, L.P., dated April 1, 2011 ("2011 Lease"), as amended by First Amendment to 2011 Lease, dated November 11, 2011, Second Amendment to 2011 Lease, dated February 23, 2012, and Third Amendment to 2011 Lease, dated November 5, 2013.	S-1/A	333-204262	10.1	6/4/2015
10.2	Fourth Amendment to 2011 Lease, by and between the registrant and Nassau Land Company, L.P., dated February 22, 2017.	10-K	001-37468	10.2	2/27/2017
10.3	Multi-Tenant Industrial Lease, by and between the registrant and Nassau Land Company, L.P., dated February 17, 2015 ("2015 Lease").	S-1/A	333-204262	10.2	6/4/2015
10.4	First Amendment to 2015 Lease, by and between the registrant and Nassau Land Company, L.P., dated October 5, 2015.	10-Q	001-37468	10.2	11/9/2015
10.5	Second Amendment to 2015 Lease, by and between the registrant and Nassau Land Company, L.P., dated February 22, 2016.	10-K	001-37468	10.2	2/29/2016
10.6	Third Amendment to Lease, by and between the registrant and Nassau Land Company, L.P., dated July 1, 2018.	10-Q	001-37468	10.1	7/30/2018
10.7	Multi-Tenant Industrial Lease, by and between the registrant and Nassau Land Company, L.P., dated July 1, 2018.	10-Q	001-37468	10.2	7/30/2018
10.8	WeWork membership Agreement, by and between the registrant and WeWork, dated September 28, 2018.					X
10.9#	2007 Stock Incentive Plan, as amended, and related form agreements.	S-1/A	333-204262	10.3	6/4/2015

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.10#	2015 Stock Incentive Plan and related form agreements.	S-1/A	333-204262	10.4	6/4/2015
10.11#	2015 Employee Stock Purchase Plan.	S-1/A	333-204262	10.5	6/4/2015
10.12#	Long-Term Cash Incentive Plan.	10-K	001-37468	10.9	2/26/2018
10.13#	Form of Long-Term Cash Incentive Award Offer.	10-K	001-37468	10.10	2/26/2018
10.14	Form of Indemnification Agreement by and between the registrant and each of its executive officers and directors.	S-1	333-204262	10.6	5/18/2015
10.15	Credit Agreement, by and among the registrant, Wells Fargo Bank, N.A., as administrative agent, and the lenders that are parties thereto, dated March 16, 2015.	S-1	333-204262	10.7	5/18/2015
10.16	Amendment Number One to Credit Agreement, by and among the registrant, Wells Fargo Bank, N.A., as administrative agent, and the lenders that are parties thereto, dated October 9, 2015.	10-Q	001-37468	10.1	11/9/2015
10.17	Amendment Number Two to Credit Agreement, by and among the registrant, Wells Fargo Bank, N.A., as administrative agent, and the lenders that are parties thereto, dated December 24, 2018.					X
10.18	Resignation Agreement and General Release of Claims by and between the registrant and Brian Donahoo, dated August 3, 2017.	8-K	001-37468	10.1	8/7/2017
21.1	Subsidiaries of the registrant.					X
23.1	Consent of independent registered public accounting firm.					X
24.1	Power of Attorney (included on the signature page of this report).					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

#	Indicates a management contract or compensatory plan or arrangement
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

AppFolio, Inc.

Date:	February 28, 2019	By:	/s/ Ida Kane
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

SIGNATURE	TITLE	DATE

/s/ Jason Randall	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2019
Jason Randall

/s/ Ida Kane	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2019
Ida Kane

/s/ Andreas von Blottnitz	Chairman of the Board	February 28, 2019
Andreas von Blottnitz

/s/ Timothy Bliss	Director	February 28, 2019
Timothy Bliss

/s/ Janet Kerr	Director	February 28, 2019
Janet Kerr

/s/ James Peters	Director	February 28, 2019
James Peters

/s/ William Rauth	Director	February 28, 2019
William Rauth

/s/ Klaus Schauser	Chief Strategist and Director	February 28, 2019
Klaus Schauser