Form 10-Q
period 2019-03-31
APPFOLIO INC
filed 2019-05-02
CIK 1433195

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	APPF	NASDAQ Global Market

As of April 25, 2019, the number of shares of the registrant’s Class A common stock outstanding was 15,944,323 and the number of shares of the registrant’s Class B common stock outstanding was 18,061,471.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 (this "Quarterly Report"), includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which statements are subject to considerable risks and uncertainties. Forward-looking statements include all statements that are not statements of historical facts contained in this Quarterly Report and can be identified by words such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “could,” “will,” “would” or similar expressions and the negatives of those expressions. Forward-looking statements also include the assumptions underlying or relating to such statements. In particular, forward-looking statements contained in this Quarterly Report relate to, among other things, our future or assumed financial condition, results of operations and liquidity, business forecasts and plans, certain trends affecting our business and industry, capital needs and financing plans, capital resource allocation plans, potential repurchase of our shares, research and product development plans, future products and Value+ services, growth in the size of our business and number of customers, strategic plans and objectives, the impact of acquisitions and investments, changes in the competitive environment, the outcome of legal proceedings or regulatory matters, and the application of accounting guidance. We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report.

Our forward-looking statements are based on our management’s current beliefs, assumptions and expectations about future events and trends, which affect or may affect our business, strategy, operations or financial performance. Although we believe these forward-looking statements are based upon reasonable assumptions, they are subject to numerous known and unknown risks and uncertainties and are made in light of information currently available to us. Our actual financial condition and results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report and in the section entitled "Risk Factors" of this Quarterly Report and in our Annual Report on form 10-K for the fiscal year ended December 31, 2018 (our "Annual Report"), as well as in the other reports we file with the Securities and Exchange Commission (the "SEC"). You should read this Quarterly Report, and the other documents that we have filed with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

APPFOLIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par values)

	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$16,783	$74,076
Investment securities—current	17,712	16,631
Accounts receivable, net	7,966	5,516
Prepaid expenses and other current assets	15,086	11,775
Total current assets	57,547	107,998
Investment securities—noncurrent	6,300	11,256
Property and equipment, net	7,169	6,871
Operating lease right-of-use assets	16,004	—
Capitalized software, net	22,396	20,485
Goodwill	57,496	15,548
Intangible assets, net	26,644	5,895
Other long-term assets	7,026	7,688
Total assets	$200,582	$175,741
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,557	$1,481
Accrued employee expenses	10,795	12,377
Accrued expenses	9,450	8,281
Deferred revenue	4,045	3,414
Other current liabilities	11,099	1,447
Long-term debt, net—current portion	1,213	1,213
Total current liabilities	38,159	28,213
Operating lease liabilities	19,064	—
Long-term debt, net	48,290	48,602
Other long-term liabilities	14	7,080
Total liabilities	105,527	83,895
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000 authorized and no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Class A common stock, $0.0001 par value, 250,000 shares authorized at March 31, 2019 and December 31, 2018; issued - 16,269 and 16,159, shares at March 31, 2019 and December 31, 2018; outstanding - 15,899 and 15,789 shares at March 31, 2019 and December 31, 2018, respectively;	2	2
Class B common stock, $0.0001 par value, 50,000 shares authorized at March 31, 2019 and December 31, 2018; 18,071 and 18,109 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively;	2	2
Additional paid-in capital	157,253	157,898
Accumulated other comprehensive loss	(49)	(178)
Treasury stock, at cost, 370 Class A shares at March 31, 2019 and December 31, 2018	(21,562)	(21,562)
Accumulated deficit	(40,591)	(44,316)
Total stockholders’ equity	95,055	91,846
Total liabilities and stockholders’ equity	$200,582	$175,741
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenue	$57,091	$42,340
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	24,181	16,613
Sales and marketing	11,219	7,405
Research and product development	8,481	5,333
General and administrative	8,192	5,316
Depreciation and amortization	5,076	3,500
Total costs and operating expenses	57,149	38,167
Income (loss) from operations	(58)	4,173
Other expense, net	(1)	(3)
Interest income (expense), net	(497)	176
Income (loss) before provision for (benefit from) income taxes	(556)	4,346
Provision for (benefit from) income taxes	(4,281)	26
Net income	$3,725	$4,320

Net income per common share:
Basic	$0.11	$0.13
Diluted	$0.11	$0.12
Weighted average common shares outstanding:
Basic	33,913	34,070
Diluted	35,342	35,300
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$3,725	$4,320
Other comprehensive income (loss):
Changes in unrealized gains (losses) on investment securities	129	(148)
Comprehensive income	$3,854	$4,172
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Accumulated
	Class A		Class B		Capital	Loss	Stock	Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	14,879	$1	19,102	$3	$152,531	$(209)	$—	$(67,247)	$85,079
Exercise of stock options	98	—	—	—	470	—	—	—	470
Stock-based compensation	—	—	—	—	1,495	—	—	—	1,495
Vesting of restricted stock units, net of shares withheld for taxes	68	—	—	—	(1,650)	—	—	—	(1,650)
Vesting of early exercised shares	—	—	—	—	9	—	—	—	9
Conversion of Class B stock to Class A stock	47	—	(47)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(148)	—	—	(148)
Cumulative-effect adjustment resulting from adoption of ASU 2014-09	—	—	—	—	—	—	—	2,964	2,964
Net income	—	—	—	—	—	—	—	4,320	4,320
Balance at March 31, 2018	15,092	$1	19,055	$3	$152,855	$(357)	$—	$(59,963)	$92,539

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Accumulated
	Class A		Class B		Capital	Loss	Stock	Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	15,789	$2	18,109	$2	$157,898	$(178)	$(21,562)	$(44,316)	$91,846
Exercise of stock options	14	—	—	—	90	—	—	—	90
Stock-based compensation	—	—	—	—	1,831	—	—	—	1,831
Vesting of restricted stock units, net of shares withheld for taxes	58	—	—	—	(2,572)	—	—	—	(2,572)
Vesting of early exercised shares	—	—	—	—	6	—	—	—	6
Conversion of Class B stock to Class A stock	38	—	(38)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	129	—	—	129
Net income	—	—	—	—	—	—	—	3,725	3,725
Balance at March 31, 2019	15,899	$2	18,071	$2	$157,253	$(49)	$(21,562)	$(40,591)	$95,055
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash from operating activities
Net income	$3,725	$4,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,076	3,500
Stock-based compensation	1,552	1,318
Deferred income taxes	(4,281)	—
Other	27	79
Changes in operating assets and liabilities:
Accounts receivable	(2,051)	(1,148)
Prepaid expenses and other current assets	(3,340)	441
Other long-term assets	1,365	(766)
Accounts payable	100	415
Accrued employee expenses	(2,867)	(3,842)
Accrued expenses	1,580	611
Deferred revenue	268	(1,334)
Other long-term liabilities	(859)	(252)
Net cash provided by operating activities	295	3,342
Cash from investing activities
Purchases of property and equipment	(1,030)	(263)
Additions to capitalized software	(4,658)	(2,936)
Purchases of investment securities	—	(15,573)
Sales of investment securities	1,750	5
Maturities of investment securities	2,250	8,296
Acquisition, net of cash acquired	(54,004)	—
Net cash used in investing activities	(55,692)	(10,471)
Cash from financing activities
Proceeds from stock option exercises	90	470
Tax withholding for net share settlement	(1,315)	(901)
Proceeds from issuance of debt	597	32
Principal payments on debt	(909)	(32)
Payment of debt issuance costs	(360)	—
Net cash used in financing activities	(1,897)	(431)
Net decrease in cash, cash equivalents and restricted cash	(57,294)	(7,560)
Cash, cash equivalents and restricted cash
Beginning of period	74,506	16,537
End of period	$17,212	$8,977

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$445	$114
Additions of capitalized software included in accrued and accrued employee expenses	391	243
Stock-based compensation capitalized for software development	338	235
Tax withholding for net share settlement included in accrued employee expenses	1,258	749
Purchase consideration for acquisitions included in other current liabilities	6,000	—

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts shown above (in thousands):

	March 31,
	2019	2018
Cash and cash equivalents	$16,783	$8,549
Restricted cash included in other assets	429	428
Total cash, cash equivalents and restricted cash	$17,212	$8,977

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
1. Nature of Business
AppFolio, Inc. (“we,” "us" or "our") provides industry-specific, cloud-based business software solutions, services and data analytics to the real estate market, which comprises a significant majority of our revenue, and, to a lesser extent, to the legal market. Our mission is to revolutionize vertical industry businesses by providing great software and services. We believe we accomplish this mission by providing our customers with a system of record to automate essential business processes, a system of engagement to enhance business interactions between our customers and their clients and other stakeholders, and a system of intelligence designed to leverage data to predict and optimize business workflows in order to enable superior customer experiences and increase efficiency across our customers' businesses. Customers in our real estate market directly and indirectly account for more than 90% of our annual revenue. Real estate customers include third-party property managers, owner-operators and real estate investment managers who manage and/or invest in single- and multi-family residences, commercial properties, community associations, student housing, as well as mixed real estate portfolios. Our legal customers are typically small law firms that directly and indirectly account for less than 10% of our annual revenue.

Recent Developments

Acquisition of Dynasty Marketplace, Inc.

On January 7, 2019, we completed the acquisition of Dynasty Marketplace, Inc. ("Dynasty"),  a provider of advanced artificial intelligence ("AI") solutions for the real estate market. Dynasty offers advanced conversational AI solutions that automate leasing communications, replace manual tasks and help customers grow their portfolios. Dynasty’s technology is designed to enable operational efficiency in the leasing process including consistent prospect experience, lead conversion, and improved market insights. For additional information regarding this acquisition, refer to Note 3, Business Combinations.
2. Summary of Significant Accounting Policies
Basis of Presentation and Significant Accounting Policies
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report filed with the Securities and Exchange Commission ("SEC") on February 28, 2019. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim Condensed Consolidated Financial Statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the Condensed Consolidated Financial Statements. The operating results for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full year ending December 31, 2019.
Changes in Accounting Policies
On January 1, 2019, we adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-02, Leases (as amended, "ASU 2016-02" or the "new lease standard"), and have revised certain related accounting policies as follows:
Leases
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities on our Condensed Consolidated Balance Sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As none of our leases provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU assets also include any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. We have lease arrangements with lease and non-lease components, which are generally accounted for as a single lease component. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
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
Net Income per Common Share
The net income per common share was the same for shares of our Class A and Class B common stock because they are entitled to the same liquidation and dividend rights and are therefore combined in the table below. The following table presents a reconciliation of our weighted average number of shares of our Class A and Class B common stock used to compute net income per common share (in thousands):

	Three Months Ended March 31,
	2019	2018
Weighted average common shares outstanding	33,918	34,085
Less: Weighted average unvested restricted shares subject to repurchase	5	15
Weighted average common shares outstanding; basic	33,913	34,070
Plus: Weighted average options, restricted stock units and restricted shares used to compute diluted net income per common share	1,429	1,230
Weighted average common shares outstanding; diluted	35,342	35,300
For the three months ended March 31, 2019 and 2018, an aggregate of approximately 362,000 and 607,000 shares, respectively, underlying performance based options ("PSOs") and performance based restricted stock units ("PSUs"), are not included in the computations of diluted and anti-dilutive shares as they are considered contingently issuable upon the satisfaction of pre-defined performance measures and their respective performance measures have not been met.
The following table presents the number of anti-dilutive common shares excluded from the calculation of weighted average number of shares used to compute diluted net income per common share for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Unvested restricted stock units	24	16
Contingent restricted stock units(1)	—	6
Total shares excluded from diluted net income per common share	24	22
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
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, which requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11"). Among other things, ASU 2018-11 provides administrative relief by allowing entities to implement the lease standard on a modified retrospective basis (the "Optional Transition Method"). Effectively, the Optional

Transition Method permits us to adopt the lease standard through a cumulative effect adjustment to our opening balance sheet as of January 1, 2019, and report under the new lease standard on a post-adoption basis.

We adopted ASU 2016-02 effective January 1, 2019 using the Optional Transition Method. We elected the package of practical expedients permitted under the transition guidance, which allows us to carry forward our historical lease classification, our assessment of whether a contract is or contains a lease, and our initial direct costs for any leases that existed prior to adoption of the lease new standard. We also elected to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We updated our accounting policies, processes, internal controls and information systems that were required to meet the new lease standard's reporting and disclosure requirements.

The adoption of ASU 2016-02 had a material impact on our Condensed Consolidated Balance Sheets, but did not have an impact on our Condensed Consolidated Statements of Operations or our Condensed Consolidated Statements of Cash Flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. We also reclassified prepaid and deferred rent to the ROU asset balance as of January 1, 2019.

The cumulative effect of the changes made to our Condensed Consolidated Balance Sheet at January 1, 2019 for the adoption of the new lease standard was as follows (in thousands):

	Balance at December 31, 2018	Adjustments	Balance at January 1, 2019
Assets
Prepaid expenses and other current assets	$11,775	$(317)	$11,458
Operating lease right-of-use assets	—	16,945	16,945

Liabilities and Stockholders’ Equity
Other current liabilities	$1,447	$3,493	$4,940
Operating lease liabilities	—	20,056	20,056
Other long-term liabilities	7,080	(6,921)	159

In March 2017, the FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, ASU 2017-08 requires the premium to be amortized to the earliest call date. ASU 2017-08 does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment made directly to retained earnings at the beginning of the period of adoption. The adoption of this guidance did not have a material impact on our financial condition, results of operations, cash flows or disclosures.
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
3. Business Combinations
Acquisition of Dynasty

On January 7, 2019, we acquired 100% of the voting equity interest of Dynasty, a provider of advanced artificial intelligence ("AI") solutions for the real estate market. Dynasty offers advanced conversational AI solutions that automate leasing communications, replace manual tasks and help customers grow their portfolios. Dynasty’s technology is designed to enable operational efficiency in the leasing process including consistent prospect experience, lead conversion, and improved market insights.

The total purchase consideration was $60.2 million, subject to certain adjustments, of which $6.0 million (the "Holdback Amount") was retained by the Company to satisfy any such adjustments, including without limitation certain indemnification claims. The balance of the Holdback Amount, less any amount retained (the “Retained Amount”) with respect to any unresolved indemnification claims (each, an “Unresolved Claim”), will be released to the stockholders of Dynasty, within three business days after the one-year anniversary of the Closing Date (the “Holdback Release Date”). If an Unresolved Claim is finally resolved after the Holdback Release Date, then, within three business days after the final resolution of such Unresolved Claim, the balance of the Retained Amount after satisfying such Unresolved Claim, less any amounts associated with all remaining Unresolved Claims, will be released to the Stockholders. The Holdback Amount is recorded in other current liabilities on the Condensed Consolidated Balance Sheet as of March 31, 2019.

The transaction was accounted for using the acquisition method, and as a result, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. We are in the process of finalizing the valuation of the assets. The following table summarizes the preliminary purchase price allocation (in thousands) as well as the estimated useful lives of the acquired intangible assets over which they are amortized on a straight-line basis, as this approximates the pattern in which economic benefits are consumed:

	Amount (in thousands)	Estimated Useful Life (in years)
Total current assets	$305
Identified intangible assets:
Technology	7,450	4.0
Database	4,710	10.0
Customer relationships	1,110	5.0
Backlog	100	1.0
Trademark & trade name	1,390	10.0
Non-compete agreement	7,340	5.0
Total intangible assets subject to amortization	22,100	6.0
Goodwill	41,948	Indefinite
Other noncurrent assets	35
Total assets acquired	64,388

Accrued and other liabilities	48
Deferred tax liability, net	4,109
Total liabilities assumed	4,157
Purchase consideration	$60,231

Goodwill is mainly attributable to synergies expected from the acquisition and assembled workforce and is non-deductible for U.S. federal income tax purposes.

We incurred a total of $291,000 in transaction costs related to the acquisition and expensed all transaction costs incurred during the period in which such service was received. The results of operations of Dynasty since the acquisition are included in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2019. Revenue and net loss attributable to Dynasty, in the period from the acquisition date of January 7, 2019 through March 31, 2019, was $0.5 million and $1.9 million, respectively.
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

The consideration paid in cash for the assets was $14.4 million, of which $2.0 million will be held in escrow for 12 months to satisfy WegoWise’s indemnity obligations.

The transaction was accounted for using the acquisition method, and as a result, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The following table summarizes the final purchase price allocation (in thousands) as well as the estimated useful lives of the acquired intangible assets over which they are amortized on a straight-line basis, as this approximates the pattern in which economic benefits are consumed:

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
Pro Forma Results of Acquisitions

The following unaudited pro forma information has been prepared for illustrative purposes only, and assumes that the aforementioned Dynasty and WegoWise acquisitions occurred on January 1, 2018 and January 1, 2017, respectively, and includes pro forma adjustments related to the amortization of acquired intangible assets, elimination of historical interest and amortization expense, income taxes, compensation arrangements, and the transaction costs incurred. The unaudited pro forma results have been prepared based on estimates and assumptions, which we believe are reasonable; however, they are not necessarily indicative of the consolidated results of operations had the acquisitions occurred at the beginning of the periods presented, or of future results of operations. The unaudited pro forma results are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue	$57,126	$43,058
Net income (loss)	$(546)	$4,798

Net income (loss) per common share:
Basic	$(0.02)	$0.14
Diluted	$(0.02)	$0.14

4. Investment Securities and Fair Value Measurements
Investment Securities
Investment securities classified as available-for-sale consisted of the following at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$19,711	$19	$(66)	$19,664
Agency securities	4,350	8	(10)	4,348
Total available-for-sale investment securities	$24,061	$27	$(76)	$24,012

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$23,720	$—	$(163)	$23,557
Agency securities	4,345	4	(19)	4,330
Total available-for-sale investment securities	$28,065	$4	$(182)	$27,887
At March 31, 2019, the unrealized losses on investment securities which have been in a net loss position for 12 months or greater were not material. These unrealized losses are considered temporary and there were no impairments considered to be "other-than-temporary" based on our evaluation of available evidence, which includes our intent to hold these investments to maturity or until a recovery of the cost basis.
At March 31, 2019 and December 31, 2018, the contractual maturities of our investments did not exceed 36 months. The fair values of available-for-sale investment securities, by remaining contractual maturity, are as follows (in thousands):

	March 31, 2019		December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$17,761	$17,712	$16,738	$16,631
Due after one year through three years	6,300	6,300	11,327	11,256
Total available-for-sale investment securities	$24,061	$24,012	$28,065	$27,887

During the three months ended March 31, 2019 and 2018, we had sales and maturities (which include calls) of investment securities, as follows (in thousands):

	Three Months Ended March 31, 2019
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$—	$(1)	$1,750	$2,250

	Three Months Ended March 31, 2018
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$—	$—	$—	$6,300
Agency securities	—	—	—	1,000
Certificates of deposit	—	—	—	996
Treasury securities	—	—	5	—
	$—	$—	$5	$8,296
Interest income, net of the amortization and accretion of the premium and discount was $0.2 million for the three months ended March 31, 2019 and 2018.
Fair Value Measurements
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables summarize our financial assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 by level within the fair value hierarchy (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$2,617	$—	$—	$2,617
Available-for-sale investment securities:
Corporate bonds	—	19,664	—	19,664
Agency securities	—	4,348	—	4,348
Total	$2,617	$24,012	$—	$26,629

	December 31, 2018
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$10,694	$—	$—	$10,694
Available-for-sale investment securities:
Corporate bonds	—	23,557	—	23,557
Agency securities	—	4,330	—	4,330
Total	$10,694	$27,887	$—	$38,581
The carrying amounts of cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.

The estimated fair value of the Term Loan approximates its carrying value due to the variable interest rates. We consider the fair value of the Term Loan to be a Level 2 measurement as the Term Loan is not actively traded. We carry the Term Loan at face value less the unamortized discount on our Consolidated Balance Sheets. Refer to Note 8, Long-term Debt of our Condensed Consolidated Financial Statements for more information about the Term Loan.
There were no changes to our valuation techniques used to measure financial asset and financial liability fair values on a recurring basis during the three months ended March 31, 2019. The valuation techniques for the financial assets in the tables above are as follows:
Cash Equivalents
As of March 31, 2019 and December 31, 2018, cash equivalents include cash invested in money market funds. Fair value is based on market prices for identical assets.
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
Non-Recurring Fair Value Measurements
Certain assets, including goodwill, intangible assets and our note receivable with SecureDocs, are also subject to measurement at fair value on a non-recurring basis using Level 3 measurement, but only when they are deemed to be impaired as a result of an impairment review. For the three months ended March 31, 2019 and 2018, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.
5. Internal-Use Software Development Costs
Internal-use software development costs as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31, 2019	December 31, 2018
Internal use software development costs, gross	$63,189	$58,237
Less: Accumulated amortization	(40,793)	(37,752)
Internal use software development costs, net	$22,396	$20,485

Capitalized software development costs for the three months ended March 31, 2019 and 2018 were $5.0 million and $3.0 million, respectively. Amortization expense with respect to software development costs totaled $3.0 million and $2.6 million for the three months ended March 31, 2019 and 2018, respectively.

Future amortization expense with respect to capitalized software development costs as of March 31, 2019 is estimated as follows (in thousands):

Years Ending December 31,
2019	$8,847
2020	8,498
2021	4,603
2022	448
Total amortization expense	$22,396

6. Intangible Assets and Goodwill
Intangible assets consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$3,070	$(870)	$2,200	5.0
Database	8,330	(329)	8,001	10.0
Technology	12,261	(5,006)	7,255	5.0
Trademarks and trade names	2,690	(706)	1,984	10.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	7,440	(414)	7,026	5.0
Domain names	273	(273)	—	5.0
Patents	285	(240)	45	5.0
Backlog	240	(107)	133	1.0
	$35,269	$(8,625)	$26,644	6.4

	December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$1,960	$(728)	$1,232	5.0
Database	3,620	(121)	3,499	10.0
Technology	4,811	(4,506)	305	8.0
Trademarks & trade names	1,300	(642)	658	9.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	100	(44)	56	4.0
Domain names	273	(273)	—	5.0
Patents	285	(233)	52	5.0
Backlog	140	(47)	93	1.0
	$13,169	$(7,274)	$5,895	7.0
Amortization expense with respect to intangible assets for the three months ended March 31, 2019 and 2018 was $1.4 million and $0.3 million, respectively.
Future amortization expense with respect to intangible assets as of March 31, 2019 is estimated as follows (in thousands):

Years Ending December 31,
2019	$4,003
2020	5,066
2021	4,931
2022	4,869
2023	2,863
Thereafter	4,912
Total amortization expense	$26,644

Our goodwill balance is solely attributable to acquisitions. There have been no impairment charges recorded against goodwill. Goodwill recorded during the three months ended March 31, 2019 related to the acquisition of Dynasty was allocated to our one operating segment. The change in the carrying amount of goodwill is as follows (in thousands):

Goodwill at December 31, 2018	$15,548
Goodwill from acquisition of Dynasty	41,948
Goodwill at March 31, 2019	$57,496
7. Leases

We have operating leases for our corporate offices and data centers. Our leases have remaining lease terms ranging from one to nine years, with various term extensions available. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. The total lease cost associated with our operating leases for the three months ended March 31, 2019 was $1.2 million.

Lease-related assets and liabilities were as follows at March 31, 2019 (in thousands):

Assets
Operating lease right-of-use assets	$16,004

Liabilities
Other current liabilities	$4,013
Operating lease liabilities	19,064
Total lease liabilities	$23,077

Weighted-average remaining lease term (years)	6.6
Weighted-average discount rate	4.1%

Supplemental cash flow information related to leases was as follows for the three months ended March 31, 2019 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$970

Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows (in thousands):

Years ending December 31,
2019	$3,677
2020	5,171
2021	4,048
2022	2,717
2023	2,053
Thereafter	9,128
Total future minimum lease payments	26,794
Less: imputed interest	(3,717)
Total	$23,077

A summary of our future minimum payments for obligations under non-cancellable operating leases as of December 31, 2018 was as follows (in thousands):

Years Ending December 31,
2019	$4,211
2020	4,889
2021	4,038
2022	2,717
2023	2,053
Thereafter	9,128
Total lease commitments	$27,036

At March 31, 2019 we have additional leases that have not yet commenced with a total commitment of $0.7 million. These leases will commence in 2019 with lease terms of two to three years.

On January 22, 2019, we signed a new sublease for approximately 10,500 square feet of office space located at 130 Castilian Drive, Santa Barbara, California. The sublease is for 32 months commencing on April 1, 2019 and ending on February 28, 2021. The total commitment under this sublease is $0.45 million.

On January 28, 2019, we signed an amendment to our existing lease at 9201 Spectrum Center Boulevard in San Diego, California which increased the square footage leased by approximately 4,500 square feet. The total commitment under this lease extension is $0.7 million. All other terms and conditions from the original lease remain the same.

On April 1, 2019, we signed a new lease with Rose Studios, LLC to lease approximately 5,000 square feet of office space located at 215-221 Rose Avenue, Venice, California. The lease is for a five-year term commencing August 1, 2019 and ending on July 31, 2024. The total commitment under this lease is $2.0 million.
8. Long-Term Debt
The following is a summary of our long-term debt at March 31, 2019 (in thousands):

Principal amounts due under term loan	$49,688
Less: Debt financing costs	(185)
Long-term debt, net of unamortized debt financing costs	49,503
Less: Current portion of long-term debt	(1,213)
Total long-term debt, net of current portion	$48,290
Scheduled principal payments for the Term Loan at March 31, 2019 are as follows (in thousands):

Years Ending December 31,
2019	$938
2020	1,250
2021	2,500
2022	2,500
2023	42,500
Total principal payments	$49,688
Credit Agreement
On December 24, 2018, we amended our credit agreement (Amendment Number Two to the Credit Agreement, or "Second Amendment") with Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent, and the lenders that are parties thereto (as amended, the "Credit Agreement"). Under the terms of the Second Amendment, the lenders made available to us a $50.0 million term loan (the "Term Loan") and increased the existing revolving line of credit from $25.0 million to $50.0 million ("Revolving Credit Agreement"). The maturity date of the Term Loan and Revolving Facility is December 24, 2023. In addition, the Second Amendment permits us to make certain restricted junior payments, including without limitation stock repurchases and enter into acquisitions in which we are the purchaser ("Acquisitions"), with no dollar cap on such Acquisitions, so long as we maintain certain specified liquidity requirements and leverage ratios.
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
The Credit Agreement contains customary affirmative, negative and financial covenants. The affirmative covenants require us to, among other things, disclose financial and other information to the lenders, maintain our business and properties, and maintain adequate insurance. The negative covenants restrict us from, among other things, incurring additional indebtedness, prepaying certain types of indebtedness, encumbering or disposing of our assets, making fundamental changes to our corporate structure, and making certain dividends and distributions. At March 31, 2019, we were in compliance with the financial covenants under the Credit Agreement.
Under the terms of the Second Amendment, borrowings under the Credit Agreement bear interest at a fluctuating rate per annum equal to, at our option, (i) the adjusted London Interbank Offered Rate ("LIBOR") or (ii) an alternate base rate, in each case plus the applicable interest rate margin. The interest rate will fluctuate between adjusted LIBOR plus 1.5% per annum and adjusted LIBOR plus 2.0% per annum (or between the alternate base rate plus 0.5% per annum and the alternate base rate plus 1.0% per annum), based upon our leverage ratio. The average interest rate during the three months ended March 31, 2019 was 4.4%.
Fees payable on the unused portion of the Revolving Facility are 25 basis points per annum, unless the average usage of the Revolving Facility is equal to or less than $30.0 million for the applicable period, in which case the fees on the unused portion of the Revolving Facility are 0.375% per annum.
At March 31, 2019 and December 31, 2018, there was no outstanding balance under the Revolving Facility.
Debt Financing Costs
As a result of the Second Amendment, we incurred $0.4 million in financing fees that were capitalized and will be amortized over the remaining life of the related debt, $0.2 million of which was related to the Term Loan and $0.2 million of which was related to the Revolving Facility. The Second Amendment is accounted for as a debt modification, and as a result, the unamortized deferred debt financing costs related to the Revolving Facility prior to the Second Amendment were added to the $0.2 million of deferred debt financing costs related to the Second Amendment and are amortized over the remaining life of the Revolving Facility.
Debt financing costs are deferred and amortized using the straight-line method, which approximates the effective interest method, for costs related to the Term Loan and the straight-line method for costs related to the Revolving Facility over the term of the debt arrangement; such amortization is included in interest expense in the Condensed Consolidated Statements of Operations. Amortization of deferred debt financing costs was $24,000 and $16,000 for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019 and December 31, 2018, the remaining unamortized deferred debt financing costs were $0.5 million, of which $0.2 million was offset against debt. At March 31, 2019 and December 31, 2018, $0.3 million of the remaining unamortized deferred debt financing costs were recorded in Prepaid expenses and other current assets and Other assets on the Condensed Consolidated Balance Sheets, as they pertained to the Revolving Facility.

9. Commitments and Contingencies
Legal Liability to Landlord Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc., which was established to provide our customers with the option to purchase legal liability to landlord insurance. If our customers choose to use this insurance service, they are issued an insurance policy underwritten by our third-party service provider. The policy has a limit of $100,000 per incident for each insured residence. We have entered into a reinsurance agreement with our third-party service provider and, as a result, we assume a 100% quota share of the legal liability to landlord insurance provided to our customers through our third-party service provider. Included in cost of revenue we accrue for reported claims, and an estimate of losses incurred but not reported by our property manager customers, as we bear the risk related to all such claims. Our liability for reported claims and incurred but not reported claims as of March 31, 2019 and December 31, 2018 was $0.7 million and $0.6 million, respectively, and is included in Other current liabilities on the Condensed Consolidated Balance Sheets.
Included in Prepaid expenses and other current assets as of March 31, 2019 and December 31, 2018, are $1.7 million and $1.8 million, respectively, of deposits held with a third party related to requirements to maintain collateral for this insurance service.
Litigation
In December 2018, we received a Civil Investigative Demand ("CID") from the Federal Trade Commission ("FTC") requesting certain information relating to our compliance with the Fair Credit Reporting Act ("FCRA") in connection with our tenant screening Value+ service. We continue to fully cooperate with the FTC, and do not presently have sufficient information to predict the outcome of, or any potential costs or penalties associated with, the investigation.
In September 2017, a putative federal class action styled Leo v. AppFolio, Inc. (Civ. No. 3:17-cv-05771; W.D. Wash.) was filed naming us as a defendant and alleging certain violations of the FCRA in connection with our tenant screening Value+ service (the "Leo Litigation"). The parties reached an agreement to settle the Leo Litigation on a class-wide basis in the fourth quarter of 2018. The court has approved the proposed settlement on a preliminary basis, and the parties continue to work through the class settlement process. We have not admitted and will not admit any liability whatsoever in connection with the claims and allegations in the Leo Litigation. The final settlement will be subject to court approval.
From time to time, we are involved in various other legal proceedings arising from or related to claims incident to the ordinary course of our business activities, including without limitation actions involving intellectual property, employment and contractual matters. Although the results of such legal proceedings and claims cannot be predicted with certainty, we believe that we are not currently a party to any legal proceeding(s) which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows.
Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of any applicable agreements, services to be provided by us, or intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses and is indeterminable. We have never paid a material claim, nor have any legal claims been brought against us in connection with these indemnification arrangements. As of March 31, 2019 and December 31, 2018, we had not accrued a liability for these indemnification arrangements because we determined that the likelihood of incurring any payment obligation, in connection with these indemnification arrangements is not probable or reasonably possible and the amount or range of amounts of any such liability is not reasonably estimable.
10. Share Repurchase Program
On February 20, 2019, the Board of Directors authorized a $100.0 million Share Repurchase Program (the "Program") of our outstanding Class A Common Stock. Under the Program, share repurchases may be made from time to time as directed by a Committee consisting of three Directors, in open market purchases or privately negotiated transactions at a repurchase price that the members of the Committee unanimously believe is below intrinsic value conservatively determined. The Program does not obligate us to repurchase any specific dollar amount or number of shares, there is no expiration date to the Program, and it may be modified, suspended or terminated at any time and for any reason. We did not repurchase any Class A Common Stock under the Program during the three months ended March 31, 2019.

11. Stock-Based Compensation
Stock Options
A summary of our stock option activity for the three months ended March 31, 2019, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years
Options outstanding at December 31, 2018	1,513	$11.31	6.4
Options granted	—	—
Options exercised	(14)	6.35
Options cancelled/forfeited	(50)	13.43
Options outstanding at March 31, 2019	1,449	$11.29	6.3
Included in the options outstanding as of March 31, 2019 are 172,000 PSOs granted in 2017. Vesting of these PSOs is based on the achievement of pre-established performance targets for the year ending December 31, 2019 and continued employment throughout the performance period. Of these PSOs, 132,000 shares vest based on the achievement of a pre-established free cash flow performance target for the year ending December 31, 2019, assuming achievement of the performance metric at the maximum level, which is 150% of the performance target, resulting in a maximum payout of 100% of the initial target award. The remaining 40,000 PSOs have a pre-established adjusted gross margin target for the year ending December 31, 2019. PSOs tied to the gross margin performance target have two levels of vesting, with 50% vesting based on the achievement of 110% of the targeted amount and the remaining 50% vesting based on the achievement of 115% of the targeted amount.
During the three months ended March 31, 2019, 200,000 PSOs vested based on the achievement of 120% of the pre-established free cash flow performance target for the year ended December 31, 2018.
We recognize expense for the PSOs based on the grant date fair value of the PSOs that we determine are probable of vesting. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSOs that are probable of vesting. Our stock-based compensation expense for stock options, including the PSOs, for the three months ended March 31, 2019 and 2018, was $0.2 million and $0.3 million, respectively.
The fair value of stock options is estimated on their date of grant using the Black-Scholes option-pricing model. No stock options were granted during the three months ended March 31, 2019 or the three months ended March 31, 2018.

At March 31, 2019, the total estimated remaining stock-based compensation expense for unvested stock options, including the PSOs, was $0.5 million, which is expected to be recognized over a weighted average period of 1.1 years.
Restricted Stock Units
A summary of activity in connection with our RSUs for the three months ended March 31, 2019 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at December 31, 2018	674	$32.61
Granted	109	71.40
Vested	(93)	14.86
Forfeited	(14)	33.89
Unvested at March 31, 2019	676	$41.26

During the three months ended March 31, 2019, we granted a total of 109,000 RSUs and PSUs: 99,000 RSUs are subject to time-based vesting in equal annual installments over four years; 4,000 PSUs vest based on the achievement of a pre-established consolidated net revenue growth target for the year ending December 31, 2021 and continued employment throughout the performance period; and 6,000 PSUs were granted and vested as a result of the achievement of a pre-established free cash flow performance target for the year ended December 31, 2018. The number of PSUs granted, as included in the above table, assumes achievement of the performance metric at 100% of the performance target. The actual number of shares to be issued at the end of the performance period will range from 0% to 100% of the initial target awards. Achievement of the performance target between 100% and 150% of the performance target will result in a performance based cash bonus payment between 100% and 165% of the initial target awards.

During the three months ended March 31, 2019, 29,000 of the PSUs vested and an additional 6,000 PSUs were granted and vested based on the achievement of 120% of the pre-established free cash flow performance target for the year ended December 31, 2018.
Included in the unvested RSUs as of March 31, 2019 are 102,000 and 88,000 PSUs granted in 2018 and 2017, respectively. Of the PSUs granted in 2018, 54,000 vest based on the achievement of a pre-established consolidated net revenue growth target for the year ending December 31, 2020 and 48,000 vest based on the achievement of a pre-established consolidated net revenue growth target for the year ending December 31, 2021. Vesting of the PSUs granted in 2017 is based on the achievement of pre-established free cash flow performance targets for the year ending December 31, 2019, and continued employment throughout the performance period. The number of PSUs granted assumes achievement of the performance metric at 100% of the performance target. For the PSUs granted in 2018, the actual number of shares to be issued at the end of the performance period will range from 0% to 100% of the initial target awards. Achievement of the performance target between 100% and 150% of the performance target will result in a performance based cash bonus payment between 100% and 165% of the initial target awards. For the PSUs granted in 2017, the actual number of shares to be issued at the end of the performance period will range from 0% to 165% of the initial target award.
We recognize expense for the PSUs based on the grant date fair value of the PSUs that we determine are probable of vesting. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSUs that are probable of vesting. Our stock-based compensation expense for the RSUs and PSUs for the three months ended March 31, 2019 and 2018 was $1.6 million and $1.1 million, respectively.
As of March 31, 2019, the total estimated remaining stock-based compensation expense for the RSUs and PSUs was $19.1 million, which is expected to be recognized over a weighted average period of 2.4 years.
Restricted Stock Awards
A summary of activity in connection with our restricted stock awards for the three months ended March 31, 2019, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at December 31, 2018	6	$51.36
Granted	—	—
Vested	(1)	5.64
Forfeited	—	—
Unvested at March 31, 2019	5	$61.05
We have the right to repurchase any unvested restricted stock awards subject to certain conditions. Restricted stock awards vest over a four-year period for employees and a one-year period for non-employee directors. We recognized stock-based compensation expense for restricted stock awards of $0.1 million for each of the three months ended March 31, 2019 and 2018.
As of March 31, 2019, the total estimated remaining stock-based compensation expense for unvested restricted stock awards with a repurchasing right was $0.1 million which is expected to be recognized over a weighted average period of 0.2 years.

12. Income Taxes
For the three months ended March 31, 2019, we recorded an income tax benefit of $4.3 million. The tax benefit recorded and the difference between the US federal statutory rate of 21% and our tax rate is primarily due to changes in the deferred tax asset valuation allowance resulting from $4.1 million of deferred tax liabilities acquired through the Dynasty acquisition. The acquired deferred tax liabilities are expected to provide a source of income to support realizability of AppFolio's existing deferred tax assets.
For the three months ended March 31, 2018, we recorded income tax expense of $26,000 on pre-tax income of $4.3 million for an effective tax rate of 0.6%. The income tax expense was based on our payments of state minimum and franchise taxes, and the amortization of tax deductible goodwill that was not an available source of income to realize the deferred tax asset.
We have recorded a full valuation allowance related to our NOLs, credit carryforwards, and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. To the extent we determine that all, or a portion of, our valuation allowance is no longer necessary, we will reverse the valuation allowance and recognize an income tax benefit in the reported financial statement earnings in that period. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current financial statement tax provision in future periods. We believe that there is a possibility that, within the next three to 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that some or all of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain net deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the timing and amount of the valuation allowance release are subject to change on the basis of the level of our profitability and other factors.
13. Revenue and Other Information
The following table presents our revenue categories for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Core solutions	$20,822	$16,205
Value+ services	33,698	24,640
Other	2,571	1,495
Total revenue	$57,091	$42,340
During the three months ended March 31, 2019 and 2018, we recognized $1.7 million and $3.7 million of revenues, respectively, that were included in the deferred revenue balances at December 31, 2018 and 2017, respectively.
Our revenue is generated primarily from customers in the United States. All of our property and equipment is located in the United States.
14. Subsequent Events
On April 1, 2019, we entered into a new lease with Rose Studios, LLC to lease approximately 5,000 square feet of office space located at 215-221 Rose Avenue, Venice, California. The lease is for five years commencing August 1, 2019 and ending on July 31, 2024. The total commitment under this lease is $2.0 million.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report and in our Annual Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in the section entitled “Risk Factors” in this Quarterly Report and in our Annual Report, as well as our other public filings with the SEC. Please also refer to the section of this Quarterly Report entitled "Cautionary Note Regarding Forward-Looking Statements" for additional information.

Overview
Our mission is to revolutionize vertical industry businesses by providing great software and services. To that end, today we offer industry-specific, cloud-based business software solutions, services and data analytics to the real estate market, which comprises a significant majority of our revenue, and, to a lesser extent, to the legal market. Our real estate software solutions provide our customers with a system of record to automate essential business processes, a system of engagement to enhance business interactions between our customers and their clients and other stakeholders, and a system of intelligence designed to leverage data to predict and optimize business workflows in order to enable superior customer experiences and increase efficiency across our customers' businesses. Our mobile-optimized software solutions are designed for use across multiple devices and operating systems. Our software solutions are all offered as a service for our customers and hosted using a modern cloud-based architecture. This architecture leads to rich data sets that have a consistent schema across our customer base and enables us to deploy data-powered products and services for our customers. We also provide software solutions to the legal market that enable law firms to administer their practice and manage their caseloads more efficiently by centralizing case details in a single system of record and system of engagement.
We were formed in 2006 with a vision to revolutionize the way that small and medium-sized businesses ("SMBs"), grow and compete by enabling their digital transformation. In 2008, we entered the real estate market with our first product, AppFolio Property Manager ("APM"), a property management solution designed to address the unique operational and business requirements of property management companies. Recognizing that our customers and their stakeholders would benefit from additional business critical services, we launched a series of Value+ services beginning in 2009. Our first Value+ service assisted our customers in the marketing of their rental properties by offering property level website design and hosting services. In 2010, we commenced the roll out of our electronic payment services, thereby facilitating the payment of rent via ACH by tenants. In 2011, we launched tenant screening services, further assisting our customers with the leasing process. In 2012, we introduced our legal liability to landlord insurance program, which protects property owners and managers from certain defined losses. In 2013, we expanded our electronic payment services by allowing residents to pay rent by Electronic Cash Payment and credit or debit card. In 2014, we launched a tenant-facing contact center solution to assist our property managers with resolving incoming maintenance requests. In 2015, with the acquisition of RentLinx, we expanded the marketing services offered to our property manager customers with a premium leads service and expanded our electronic payment services to facilitate payments made between our customers and property owners and vendors. In 2016, we introduced a tenant debt collection Value+ service to assist our property managers with running a more efficient business. In 2017, we expanded our insurance services to enable tenants to purchase renters insurance from within APM, protecting both our property manager customers and their tenants. In 2018, we acquired substantially all of the assets of WegoWise, Inc. ("WegoWise"), a provider of cloud-based utility analytics software solutions and have recently began offering AppFolio Utility Management as Value+ service to our property manager customers. In 2018, we also released AppFolio Property Manager PLUS, ("APM PLUS"), a new tier of APM designed for larger businesses with more complex needs. APM PLUS builds upon the functionality of APM and additionally offers data analytics, configurable workflows, and revenue management and optimization functionality for our customers. In January 2019, we acquired Dynasty Marketplace, Inc., ("Dynasty"), and expect the team and technology related to this acquisition, combined with our internal resources, technology and data, will serve as a foundation for future artificial-intelligence, ("AI"), software and services for the real estate market. In April 2019, we launched AppFolio Investment Management, which enables real estate investment managers to better manage their investor relationships by increasing transparency and streamlining fundraising, reporting, and communications.
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
Today our real estate property manager customers directly and indirectly account for more than 90% of our annual revenue. We define our real estate property manager customer base as the number of customers subscribing to AppFolio Property Manager and AppFolio Property Manager PLUS core solutions. Customer count and property manager units under management are presented in the table below:

	Quarter Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2019	2018
Property manager customers	13,409	13,046	12,641	12,317	12,030
Property manager units under management (in millions)	4.08	3.91	3.70	3.55	3.40

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
Our legal customers directly and indirectly account for less than 10% of our annual revenue. We define our legal customer base as the number of customers subscribing to MyCase core solutions, exclusive of free trial periods. Legal customer count is summarized in the table below:

	Quarter Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2019	2018
Law firm customers	10,485	10,279	10,173	10,001	9,706
At March 31, 2019, we had approximately 1,040 employees, and we consider our relationship with them to be very good. We also hire temporary employees and consultants, and feel similarly about our relationships with them. None of our employees is represented by a labor union or covered by a collective bargaining agreement.
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
We offer assistance to our customers with on-boarding to our core solutions, as well as website design services. We generally invoice our customers for these other services in advance of the services being completed. We recognize revenue for these other services upon completion of the related service. We generate revenue from legacy RentLinx customers by providing services that allow these customers to advertise rental houses and apartments online. Revenue derived from customers using the RentLinx services outside of our property manager core solution platform is recorded in other revenue. We also generate revenue from legacy WegoWise by providing utility analytics services and from Dynasty customers by providing artificial intelligence solutions for the real estate market. Revenue derived from customers using the WegoWise and Dynasty services outside of our property manager core solution platform is also recorded in other revenue.
Costs and Operating Expenses
Cost of Revenue. Cost of revenue consists of fees paid to third-party service providers associated with delivering certain of our Value+ services (including legal fees and costs associated with the delivery and provision of those services, as well as loss reserves and other costs associated with our legal liability to landlord insurance services), personnel-related costs (including salaries, incentive-based compensation, benefits, and stock-based compensation) for our employees focused on customer service and the support of our operations, platform infrastructure costs (such as data center operations and hosting-related costs), payment processing fees, and allocated shared costs. We typically allocate shared costs across our organization based on headcount within the applicable part of our organization. Cost of revenue excludes depreciation of property and equipment, and amortization of capitalized software development costs and intangible assets. We intend to continue to invest in customer service and support and the expansion of our technology infrastructure as we grow the number of our customers, enter new markets and offer additional Value+ services. These investments could impact cost of revenue both in absolute dollars and as an overall percentage of revenue.
Sales and Marketing. Sales and marketing expense consists of personnel-related costs (including salaries, sales commissions, incentive-based compensation, benefits, and stock-based compensation) for our employees focused on sales and marketing, costs associated with sales and marketing activities, and allocated shared costs. Marketing activities include advertising, online lead generation, lead nurturing, customer and industry events, and the creation of industry-related content and collateral. Sales commissions and other incremental costs to acquire customers and grow adoption and utilization of our Value+ services by our new and existing customers are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be three years. We focus our sales and marketing efforts on generating awareness of our software solutions, creating sales leads, establishing and promoting our brands, and cultivating an educated community of successful and vocal customers. We intend to continue to invest in sales and marketing as we grow to increase our customer base in new and existing markets and increase the adoption and utilization of Value+ services by our new and existing customers.
Research and Product Development. Research and product development expense consists of personnel-related costs (including salaries, incentive-based compensation, benefits, and stock-based compensation) for our employees focused on research and product development, fees for third-party development resources, and allocated shared costs. Our research and product development efforts are focused on enhancing the ease of use and functionality of our existing software solutions by adding new core functionality, Value+ services and other improvements, as well as developing new products and services for new and existing markets. We capitalize the portion of our software development costs that meets the criteria for capitalization. Amortization of capitalized software development costs is included in depreciation and amortization expense. We intend to continue to invest in research and product development as we continue to introduce new core functionality, roll out new Value+ services, develop new products and services, and expand into adjacent markets and new verticals.
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
Depreciation and Amortization. Depreciation and amortization expense includes depreciation of property and equipment, amortization of capitalized software development costs and amortization of intangible assets. We depreciate or amortize property and equipment, software development costs and intangible assets over their expected useful lives on a straight-line basis, which approximates the pattern in which the economic benefits of the assets are consumed. As we continue to invest in our research and product development organization and the development or acquisition of new technology, we expect to have increased capitalized software development costs and incremental amortization. Further, we may incur additional amortization expense to the extent that we enter into additional arrangements to acquire or invest in new technologies or markets adjacent to those we serve today or entirely new verticals. Finally, as we expand our facilities footprint and increase our base of employees, we expect to have increased property and equipment expenditures and incremental depreciation expense.
Interest Income (Expense), net. Interest income includes interest earned on investment securities, amortization and accretion of the premium and discounts paid from the purchase of investment securities, and interest earned on notes receivable and on cash deposited in our bank accounts. Interest expense includes interest paid on outstanding borrowings under the credit agreement with Wells Fargo, as administrative agent, and the lenders that are parties thereto, ("the Credit Agreement").
Results of Operations
The following table sets forth our results of operations for the periods presented in dollars (in thousands) and as a percentage of revenue:

	Three Months Ended March 31,
	2019		2018
	Amount	%	Amount	%
Consolidated Statements of Operations Data:
Revenue	$57,091	100.0%	$42,340	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization) (1)	24,181	42.4	16,613	39.2
Sales and marketing (1)	11,219	19.7	7,405	17.5
Research and product development (1)	8,481	14.9	5,333	12.6
General and administrative (1)	8,192	14.3	5,316	12.6
Depreciation and amortization	5,076	8.9	3,500	8.3
Total costs and operating expenses	57,149	100.1	38,167	90.1
Income (loss) from operations	(58)	(0.1)	4,173	9.9
Other expense, net	(1)	—	(3)	—
Interest income (expense), net	(497)	(0.9)	176	0.4
Income (loss) before provision for income taxes	(556)	(1.0)	4,346	10.3
Provision for (benefit from) income taxes	(4,281)	(7.5)	26	0.1
Net income	$3,725	6.5%	$4,320	10.2%

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock-based compensation expense included in costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$324	$220
Sales and marketing	248	210
Research and product development	308	225
General and administrative	672	663
Total stock-based compensation expense	$1,552	$1,318

Comparison of the Three Months Ended March 31, 2019 and 2018
The following comparative financial information includes the impact of ongoing investment in our business that we believe will positively impact long-term stockholder value, including (i) the acquisition of substantially all of the assets of WegoWise completed in August 2018, (ii) the development and launch of AppFolio Property Manager PLUS in September 2018, (iii) the acquisition of Dynasty completed in January 2019, and (iv) the development and launch of AppFolio Investment Management in April 2019. The WegoWise platform empowers building owners and third-party property managers to better manage operating and capital expenditures relating to utilities, and the new AppFolio Utility Management Value+ service, which has been developed from certain key aspects of the WegoWise platform, is a fully integrated offering that provides enhanced functionality to our real estate customers for utility analytics and management. Dynasty offers advanced conversational artificial intelligence solutions that automate leasing communications, replace manual tasks and help customers grow their portfolios. We believe that the acquisition of Dynasty strengthens AppFolio's system of intelligence capabilities, and better enables us to offer advanced AI products and services to real estate customers over time.
Revenue

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Core solutions	$20,822	$16,205	$4,617	28%
Value+ services	33,698	24,640	9,058	37%
Other	2,571	1,495	1,076	72%
Total revenue	$57,091	$42,340	$14,751	35%

Total revenue was $57.1 million for the three months ended March 31, 2019 compared to $42.3 million for the three months ended March 31, 2018, an increase of $14.8 million, or 35%. Core solutions revenue was $20.8 million for the three months ended March 31, 2019 compared to $16.2 million for the three months ended March 31, 2018, an increase of $4.6 million, or 28%. Value+ services revenue was $33.7 million for the three months ended March 31, 2019 compared to $24.6 million for the three months ended March 31, 2018, an increase of $9.1 million, or 37%. Other revenue was $2.6 million for the three months ended March 31, 2019, compared to $1.5 million for the three months ended March 31, 2018, an increase of $1.1 million or 72%. The increase in Core solutions and Value+ services revenue was mainly attributed to the growth in the number of property manager customers and units under management. Combining new customer acquisition and strong customer renewal rates, we experienced an 11% year over year increase in the number of property manager customers and a 20% year over year increase in the number of property management units under management. In addition to the growth in customer count and units, property managers, residents, applicants and owners increased usage of our Value+ services platforms during the period. The increase in Other revenue was primarily attributed to revenue generated from customer subscriptions for the WegoWise platform and Dynasty technology services.
For the three months ended March 31, 2019 and 2018, we derived more than 90% of our revenue from our property manager customers.
Cost of Revenue (Exclusive of Depreciation and Amortization)

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$24,181	$16,613	$7,568	46%
Percentage of revenue	42.4%	39.2%
Cost of revenue (exclusive of depreciation and amortization) was $24.2 million for the three months ended March 31, 2019 compared to $16.6 million for the three months ended March 31, 2018, an increase of $7.6 million, or 46%. The increase in cost of revenue was primarily attributed to the 35% increase in revenue over the same period and an increase in personnel related investments made in advance of expected revenue generation. Personnel-related expense increased by $3.5 million, related to increased headcount to support the increased number of customers, including those acquired in our recent acquisitions and investments made for future growth of our business. There was also an increase in expenditures to third parties of $2.9 million directly associated with the increased adoption and utilization of our Value+ services, as evidenced by the 37% increase in Value+ services revenues. Allocated and other costs increased by $1.2 million primarily driven by an increase in facilities, IT and other expenses incurred in support of our overall growth in personnel.
As a percentage of revenue, cost of revenue (exclusive of depreciation and amortization) fluctuates primarily based on the mix and prices of Value+ services in the period and investments made in advance of expected revenue generation. For the three months ended March 31, 2019 compared to the three months ended March 31, 2018, cost of revenue (exclusive of depreciation and amortization), as a percentage of revenue, increased to 42.4% from 39.2%. This increase in cost as a percentage of revenue was primarily due to increased personnel related investments made in advance of expected revenue generation associated with growth initiatives including the Dynasty and WegoWise acquisitions.
Sales and Marketing

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Sales and marketing	$11,219	$7,405	$3,814	52%
Percentage of revenue	19.7%	17.5%
Sales and marketing expense was $11.2 million for the three months ended March 31, 2019 compared to $7.4 million for the three months ended March 31, 2018, an increase of $3.8 million, or 52%. This increase was primarily due to an increase in personnel-related costs of $2.4 million driven by an increase in the average headcount to support our growth and investments made in advance of expected revenue generation. There was also an increase in advertising and promotion costs of $0.7 million related to our new and expanding service offerings, and in allocated and other costs of $0.7 million driven by an increase in facilities, IT and other expenses incurred in support of our overall growth in personnel.
As a percentage of revenue, sales and marketing expense increased to 19.7% from 17.5% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This increase was primarily driven by personnel-related investments made in advance of expected revenue generation associated with growth initiatives in the business.
Research and Product Development

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Research and product development	$8,481	$5,333	$3,148	59%
Percentage of revenue	14.9%	12.6%
Research and product development expense was $8.5 million for the three months ended March 31, 2019 compared to $5.3 million for the three months ended March 31, 2018, an increase of $3.1 million, or 59%. The increase was the result of an increase in personnel-related costs, net of capitalized software development costs, of $2.1 million due to investments in headcount growth within our research and product development organization, and in allocated and other costs of $1.1 million driven by an increase in facilities, IT and other expenses incurred in support of our overall growth in personnel.
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

General and Administrative

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
General and administrative	$8,192	$5,316	$2,876	54%
Percentage of revenue	14.3%	12.6%
General and administrative expense was $8.2 million for the three months ended March 31, 2019 compared to $5.3 million for the three months ended March 31, 2018, an increase of $2.9 million, or 54%. The increase was primarily due to an increase in personnel-related costs of $1.6 million driven by growth in headcount and in professional services fees and allocated and other costs of $1.3 million related to expanded audit services, legal and other services fees associated with increased leasing activities, due diligence and acquisition related activities, as well as other costs incurred to support our growth.
Depreciation and Amortization

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Depreciation and amortization	$5,076	$3,500	$1,576	45%
Percentage of revenue	8.9%	8.3%
Depreciation and amortization expense was $5.1 million for the three months ended March 31, 2019 compared to $3.5 million for the three months ended March 31, 2018, an increase of $1.6 million, or 45%. The increase was primarily due to increased amortization expense associated with intangible assets acquired from WegoWise and Dynasty and in amortization expense associated with higher accumulated capitalized software development balances.
Interest Income (Expense), net

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Interest income (expense), net	$(497)	$176	$(673)	(382)%
Percentage of revenue	(0.9)%	0.4%
Interest expense, net, was $0.5 million for the three months ended March 31, 2019 compared to interest income of $0.2 million for the three months ended March 31, 2018, a decrease of $0.7 million, due to an increase in interest expense associated with increased borrowings under the Credit Agreement and a decrease in interest income due to lower investment security balances in the more recent period.
Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$(4,281)	$26	$(4,307)	(16,566)%
Percentage of revenue	(7.5)%	0.1%
The benefit from income taxes was $4.3 million for the three months ended March 31, 2019 compared to a provision for income taxes of $26 thousand for the three months ended March 31, 2018, a decrease of $4.3 million primarily due to the partial release of the valuation allowance resulting from $4.1 million of deferred tax liabilities acquired through the Dynasty acquisition.

Liquidity and Capital Resources
Cash and Cash Equivalents
As of March 31, 2019, our principal sources of liquidity were cash and cash equivalents and investment securities, which had an aggregate balance of $40.8 million.
Working Capital
As of March 31, 2019, we had working capital of $19.4 million, compared to working capital of $79.8 million as of December 31, 2018. The decrease in our working capital was primarily due a decrease in cash and cash equivalents related to the acquisition of Dynasty, an increase in other current liabilities due to the $6.0 million Holdback Amount related to the Dynasty acquisition and recording of lease liabilities associated with the adoption of ASU 2016-02, and increases in accrued expenses and deferred revenue. The decrease in our working capital was partially offset by increases in prepaid expenses and other current assets, accounts receivable due to an increase in revenue from Value+ services and a decrease in accrued employee expenses.
Revolving Facility
As of March 31, 2019, we had a $50.0 million revolving line of credit, ("the Revolving Facility"), under the terms of the Credit Agreement, as further described in Note 8, Long-Term Debt of our Condensed Consolidated Financial Statements. As of both March 31, 2019 and December 31, 2018, we had no outstanding balance under the Revolving Facility.
Liquidity Requirements
We believe that our existing cash and cash equivalents, investment securities, available borrowing capacity of $50.0 million under the Revolving Facility, and cash generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Capital Requirements
Our future capital requirements will depend on many factors, including the continued market acceptance of our software solutions, the change in the number of our customers, the adoption and utilization of our Value+ services by new and existing customers, the timing and extent of the introduction of new core functionality, products and Value+ services, the timing and extent of our expansion into adjacent or new markets and the timing and extent of our investments across our organization. In addition, we have in the past entered into, and may in the future enter into, arrangements to acquire or invest in new technologies or markets adjacent to those we serve today or entirely new verticals. Furthermore, our board of directors has authorized our management to repurchase up to $100.0 million of shares of our Class A common stock in open market transactions, privately negotiated transactions or otherwise. For additional information regarding our share repurchase program, refer to Note 10, Share Repurchase Program of our Condensed Consolidated Financial Statements.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$295	$3,342
Net cash used in investing activities	(55,692)	(10,471)
Net cash used in financing activities	(1,897)	(431)
Net decrease in cash, cash equivalents and restricted cash	$(57,294)	$(7,560)
Cash Provided by Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our core solutions and Value+ services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
For the three months ended March 31, 2019, cash provided by operating activities was $0.3 million resulting from net income of $3.7 million, adjusted by non-cash charges of $2.4 million and a net decrease in our operating assets and liabilities of $5.8 million. The non-cash charges primarily consist of $5.1 million of depreciation and amortization of our property and equipment and capitalized software development costs, $4.3 million in deferred income taxes, and $1.6 million of stock-based compensation.

The net decrease in our operating assets and liabilities was mostly attributable to an increase of $3.3 million in prepaid expenses and other current assets, a $2.9 million decrease in accrued employee expenses due to the payout of accrued employee bonuses and commissions, and a $2.1 million increase in accounts receivable primarily driven by growth in our Value+ services. The decrease in our operating assets and liabilities was partially offset by a $1.6 million increase in accrued expenses, a $1.4 million decrease in other long-term assets primarily due to the amortization of right-of-use ("ROU") assets in accordance with ASU 2016-02, and a $0.3 million increase in deferred revenue.
Cash Used in Investing Activities
Cash used in investing activities is generally comprised of purchases, maturities and sales of investment securities, additions to capitalized software development, cash paid for business acquisitions and capital expenditures.
For the three months ended March 31, 2019, investing activities used $55.7 million in cash primarily due to $54.0 million used to acquire Dynasty, as well as capitalized software development costs of $4.7 million for the continued investment in our software development, and capital expenditures of $1.0 million to purchase property and equipment for the continued growth and expansion of our business. These uses were partially offset by sales and maturities of investment securities of $1.8 million and $2.3 million, respectively.
Cash Used in Financing Activities
Cash used in financing activities is generally comprised of proceeds from the exercise of stock options, net share settlements for employee tax withholdings associated with the vesting of restricted stock units, ("RSUs"), and activities associated with the Revolving Facility.
For the three months ended March 31, 2019, financing activities used $1.9 million in cash primarily as a result of net share settlements for employee tax withholdings associated with the vesting of RSUs of $1.3 million, as well as principal payments on debt of $0.9 million, and payments of debt issuance costs of $0.4 million, partially offset by proceeds from issuance of debt of $0.6 million and proceeds from stock option exercises of $0.1 million.

Contractual Obligations and Other Commitments

There have been no material changes to our contractual obligations and other commitments as disclosed in our Annual Report.
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any off-balance sheet arrangements.
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

Except for the accounting policies for leases that were updated as a result of adopting ASU 2016-02, there have been no changes to our critical accounting policies and estimates described in our Annual Report that have had a material impact on our Condensed Consolidated Financial Statements and related notes.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets, other current liabilities, and operating lease liabilities on our Condensed Consolidated Balance Sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As none of our leases provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU assets also include any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. We have lease arrangements with lease and non-lease components, which are generally accounted for as a single lease component. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies of our Condensed Consolidated Financial Statements.
Item 3. Qualitative and Quantitative Disclosure about Market Risk
Interest Rate Risk
Short-Term Investments
At March 31, 2019, we had cash and cash equivalents of $16.8 million consisting of bank deposits and money market funds, and $24.0 million of investment securities consisting of corporate bonds and United States government agency securities. The primary objective of investing in securities is to support our liquidity and capital needs. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
As of March 31, 2019, a hypothetical 100 basis point decrease in interest rates would have resulted in an increase in the fair value of our investment securities of approximately $0.2 million, and a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investment securities of approximately $0.2 million. This estimate is based on a sensitivity model which measures an instant change in interest rates by 1% or 100 basis points at March 31, 2019.
Revolving Facility
At March 31, 2019, we had a $49.7 million balance outstanding under our Term Loan, which bears interest at a variable rate (refer to Note 8, Long-Term Debt of our Condensed Consolidated Financial Statements for additional information). If interest rates rise, our debt service obligations on the borrowings under the Revolving Facility would increase even if the amount borrowed remained the same, which would affect our results of operations. At March 31, 2019, a hypothetical 100 basis point increase in interest rates would have had an immaterial impact on our interest expense under our Term Loan.
Inflation Risk
We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in inflation rates.
As of March 31, 2019, except as discussed above, there were no material changes in the market risks described in the section of our Annual Report entitled “Quantitative and Qualitative Disclosure about Market Risk.”
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
During the three months ended March 31, 2019, we implemented changes to our internal control processes in response to the adoption of the new leasing standard that became effective January 1, 2019. This implementation resulted in changes to our internal controls relating to the evaluation, accounting and disclosure of leases. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in various legal proceedings arising from or related to claims incident to the ordinary course of our business activities, including without limitation actions involving intellectual property, employment and contractual matters. Although the results of such legal proceedings and claims cannot be predicted with certainty, we believe that we are not currently a party to any legal proceeding(s) which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows. However, regardless of the merit of any claims raised or the ultimate outcome, legal proceedings may generally have an adverse impact on us as a result of defense and settlement costs, diversion of management resources, and other factors.
For additional information regarding legal proceedings, refer to Note 9, Commitments and Contingencies of our Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
Please be advised that certain of the risks and uncertainties described below contain “forward-looking statements.”  See the section of this Quarterly Report entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information.
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
We have experienced significant growth since our formation in 2006, and we anticipate that we will continue to experience growth and expansion of our operations. This growth in the size, complexity and diversity of our business has placed, and we expect it will continue to place, a significant strain on our management, administrative, operational and financial resources, as well as our company culture. Our future success will depend, in part, on our ability to manage this growth effectively. To manage the expected growth of our operations, we will need to continue to develop and improve our operational and financial controls and our reporting systems and procedures, continue to attract and retain highly qualified and motivated personnel across our organization, and continue to nurture and build on our company culture. Failure to effectively manage growth could adversely impact our business, including by resulting in errors or delays in deploying new core functionality to our customers, delays or difficulties in introducing new Value+ services or other products, declines in the quality or responsiveness of our customer service organization, enhanced legal and regulatory risks, increases in costs and operating expenses, and other operational difficulties. We expect these risks will only be increased as a result of our recent launch of AppFolio Investment Management and acquisitions of WegoWise and Dynasty, and any future acquisitions or adjacent markets we may pursue. If any of these risks actually occur, it could adversely affect our operating results, and preclude us from achieving our strategic objectives.

We have a limited operating history and limited experience selling our solutions. We expect to make substantial investments across our organization to grow our business and, as a result, we expect our financial results may fluctuate significantly from period to period and we may not sustain profitability.
We were formed in 2006 and in 2008 entered the real estate market with our first product, APM, to serve property managers; we recently expanded our offerings to the real estate market with the launch of APM PLUS in late 2018 and AppFolio Investment Management in April 2019. In 2012, we entered the legal vertical through the acquisition of MyCase. As a result, we have a limited operating history and limited experience selling our software solutions in two continually evolving vertical markets. These and other factors combine to make it more difficult for us to accurately forecast our future operating results, which in turn makes it more difficult for us to prepare accurate budgets and implement strategic plans. We expect that this uncertainty will continue to exist in our business for the foreseeable future, and will be exacerbated to the extent we introduce new functionality, or enter adjacent markets or new verticals, or complete additional acquisitions.
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
We have acquired, and may in the future acquire, other companies or technologies to complement or expand our software solutions, optimize our technical capabilities, enhance our ability to compete in our targeted verticals, provide an opportunity to expand into an adjacent market or new vertical, or otherwise offer growth or strategic opportunities. For example, we acquired substantially all of the assets of WegoWise in 2018, and completed the acquisition of Dynasty in 2019. The pursuit of acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.
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

As we have previously announced, we are in the process of settling a class action lawsuit related to alleged violations of the FCRA. In addition, and as also previously announced, we received a Civil Investigative Demand ("CID") from the FTC in December 2018 requesting certain information relating to our compliance with the FCRA in connection with our tenant screening services business. Due to the large number of tenant screening transactions in which we participate, our potential liability in an enforcement action or a class action lawsuit could be significant, especially given that certain applicable laws and regulations provide for fines or penalties on a per occurrence basis. The existence of any such enforcement action or class action lawsuit, whether meritorious or not, may adversely affect our ability to attract customers, result in the loss of existing customers, harm our reputation and cause us to incur defense costs or other expenses. Any of the foregoing events may negatively affect our business, financial condition, operating results and, ultimately, our stock price.
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
In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including our data center operators, electronic payment, tenant screening and insurance services providers, and other third parties that support delivery of our software solutions. Identifying partners, negotiating agreements and maintaining relationships requires significant time and resources. Our competitors may be more effective than us in cost-effectively building relationships with third parties that enhance their products and services, allow them to provide more competitive pricing, or offer other benefits to their customers. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of current and potential strategic partners willing to establish or maintain relationships with us, and could increase the price at which products or services are available to us. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired, which could negatively impact our operating results. Even if we are successful, we cannot assure you that these relationships will result in increased customer adoption and usage of our software solutions or improved operating results. Furthermore, if our partners fail to perform as expected, we may be subjected to litigation, our reputation may be harmed, and our business and operating results could be adversely affected.
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

Pursuant to Section 404 of SOX, we are required to furnish an annual report by our management on our internal control over financial reporting. Because we are no longer an "emerging growth company," we are required to include in our Annual Report an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve and maintain compliance with Section 404, we have been and will continue to be engaged in a process to document and evaluate our internal control over financial reporting, which will be costly and result in a diversion of management resources. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting.

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

As of December 31, 2018, the date of our most recent audited financial statements, we had federal net operating loss carryforwards of approximately $57.7 million and state net operating loss carryforwards of approximately $41.2 million, which begin to expire in 2031 and 2023, respectively. We also had federal and state research and development credit carryforwards of $7.4 million and $7.5 million, respectively. The federal credits carryforwards will begin to expire in 2031, while the majority of state credit carryforwards apply indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50% over a rolling three-year period. Similar rules may apply under state tax laws. It is possible that our existing net operating loss and/or credit carryforwards may be subject to limitations arising from previous ownership changes, and future issuances of our stock could cause an ownership change. Furthermore, our ability to utilize net operating loss and/or credit carryforwards of companies that we have acquired or may acquire in the future may be subject to limitations. Any such limitations on our ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.
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

The market price of our Class A common stock has been, and is likely to continue to be, highly volatile, and fluctuations in the price of our Class A common stock could cause you to lose all or part of your investment. For example, from March 31, 2018 to March 31, 2019, the share price of our Class A common stock on the NASDAQ Global Market fluctuated between $38.90 and $91.48.
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

S&P Dow Jones, a provider of widely followed stock indices, has announced that companies with multiple classes of stock, will not be eligible for inclusion in certain of their indices. As a result, our Class A common stock will not be eligible for those stock indices. Additionally, FTSE Russell, another provider of widely followed stock indices, requires new constituents of its indices to have at least five percent of their voting rights in the hands of public stockholders. At March 31, 2019, the holders of the outstanding shares of our Class B common stock, including our executive officers, directors, and principal stockholders, collectively hold approximately 92% of the combined voting power of our outstanding capital stock. Many investment funds are precluded from investing in companies that are not included in such indices, and these funds would be unable to purchase our Class A common stock. We cannot assure you that other stock indices will not take a similar approach in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.

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
At March 31, 2019, we had an aggregate of 1.4 million options outstanding that, if fully exercised, would result in the issuance of additional shares of Class A common stock or Class B common stock, as applicable. Our Class B common stock converts into Class A common stock on a one-for-one basis. In addition, at March 31, 2019, we had 0.7 million restricted stock units, or RSUs, outstanding which, if fully vested and settled in shares, would result in the issuance of additional shares of Class A common stock. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options), or upon the vesting and settlement of RSUs, have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance.
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

AppFolio, Inc.

Date:	May 2, 2019	By:	/s/ Ida Kane
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