Form 10-Q
period 2019-09-30
APPFOLIO INC
filed 2019-10-28
CIK 1433195

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019.
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

As of October 21, 2019, the number of shares of the registrant’s Class A common stock outstanding was 16,401,460 and the number of shares of the registrant’s Class B common stock outstanding was 17,660,747.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019 (this "Quarterly Report"), includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which statements are subject to considerable risks and uncertainties. Forward-looking statements include all statements that are not statements of historical facts and can be identified by words such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “could,” “will,” “would” or similar expressions and the negatives of those expressions. Forward-looking statements also include the assumptions underlying or relating to such statements. In particular, forward-looking statements contained in this Quarterly Report relate to, among other things, our future or assumed financial condition, results of operations and liquidity, business forecasts and plans, certain trends affecting our business and industry, capital needs and financing plans, capital resource allocation plans, potential repurchase of our shares, research and product development plans, future products and Value+ services, growth in the size of our business and number of customers, strategic plans and objectives, the impact of acquisitions and investments, changes in the competitive environment, the outcome of legal proceedings or regulatory matters, and the application of accounting guidance. We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report.

Our forward-looking statements are based on our management’s current beliefs, assumptions and expectations about future events and trends, which affect or may affect our business, strategy, operations or financial performance. Although we believe these forward-looking statements are based upon reasonable assumptions, they are subject to numerous known and unknown risks and uncertainties and are made in light of information currently available to us. Our actual financial condition and results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (our "Annual Report"), as well as in the other reports we file with the Securities and Exchange Commission (the "SEC"). You should read this Quarterly Report, and the other documents that we have filed with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

APPFOLIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par values)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$20,121	$74,076
Investment securities—current	20,355	16,631
Accounts receivable, net	8,039	5,516
Prepaid expenses and other current assets	16,150	11,775
Total current assets	64,665	107,998
Investment securities—noncurrent	4,698	11,256
Property and equipment, net	9,842	6,871
Operating lease right-of-use assets	16,433	—
Capitalized software, net	27,621	20,485
Goodwill	58,392	15,548
Intangible assets, net	22,678	5,895
Deferred taxes	23,196	—
Other long-term assets	6,303	7,688
Total assets	$233,828	$175,741
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,539	$1,481
Accrued employee expenses	13,101	12,377
Accrued expenses	9,166	8,281
Deferred revenue	4,163	3,414
Other current liabilities	13,093	1,447
Long-term debt, net—current portion	1,208	1,213
Total current liabilities	42,270	28,213
Operating lease liabilities	18,448	—
Long-term debt, net	47,677	48,602
Other long-term liabilities	16	7,080
Total liabilities	108,411	83,895
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000 authorized and no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Class A common stock, $0.0001 par value, 250,000 shares authorized at September 30, 2019 and December 31, 2018; issued - 16,743 and 16,159, shares at September 30, 2019 and December 31, 2018; outstanding - 16,373 and 15,789 shares at September 30, 2019 and December 31, 2018, respectively;	2	2
Class B common stock, $0.0001 par value, 50,000 shares authorized at September 30, 2019 and December 31, 2018; 17,685 and 18,109 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively;	2	2
Additional paid-in capital	159,399	157,898
Accumulated other comprehensive income (loss)	38	(178)
Treasury stock, at cost, 370 Class A shares at September 30, 2019 and December 31, 2018	(21,562)	(21,562)
Accumulated deficit	(12,462)	(44,316)
Total stockholders’ equity	125,417	91,846
Total liabilities and stockholders’ equity	$233,828	$175,741
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$67,935	$50,126	$188,650	$139,706
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	25,930	19,282	75,239	53,624
Sales and marketing	12,636	8,681	37,087	23,711
Research and product development	10,602	6,440	28,422	17,523
General and administrative	8,955	6,541	25,361	17,105
Depreciation and amortization	5,678	3,705	16,169	10,784
Total costs and operating expenses	63,801	44,649	182,278	122,747
Income from operations	4,134	5,477	6,372	16,959
Other income (expense), net	(11)	1	(68)	(20)
Interest income (expense), net	(400)	229	(1,324)	631
Income before provision for (benefit from) income taxes	3,723	5,707	4,980	17,570
Provision for (benefit from) income taxes	(1,255)	183	(26,874)	252
Net income	$4,978	$5,524	$31,854	$17,318

Net income per common share:
Basic	$0.15	$0.16	$0.94	$0.51
Diluted	$0.14	$0.16	$0.90	$0.49
Weighted average common shares outstanding:
Basic	34,047	34,219	33,991	34,154
Diluted	35,421	35,610	35,406	35,524
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$4,978	$5,524	$31,854	$17,318
Other comprehensive income (loss):
Changes in unrealized gains (losses) on investment securities	20	57	216	(23)
Comprehensive income	$4,998	$5,581	$32,070	$17,295
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Accumulated
	Class A		Class B		Capital	Income (Loss)	Stock	Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	15,789	$2	18,109	$2	$157,898	$(178)	$(21,562)	$(44,316)	$91,846
Exercise of stock options	14	—	—	—	90	—	—	—	90
Stock-based compensation	—	—	—	—	1,831	—	—	—	1,831
Vesting of restricted stock units, net of shares withheld for taxes	58	—	—	—	(2,572)	—	—	—	(2,572)
Vesting of early exercised shares	—	—	—	—	6	—	—	—	6
Conversion of Class B stock to Class A stock	38	—	(38)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	129	—	—	129
Net income	—	—	—	—	—	—	—	3,725	3,725
Balance at March 31, 2019	15,899	$2	18,071	$2	$157,253	$(49)	$(21,562)	$(40,591)	$95,055
Exercise of stock options	23	—	—	—	109	—	—	—	109
Stock-based compensation	—	—	—	—	2,080	—	—	—	2,080
Vesting of restricted stock units, net of shares withheld for taxes	42	—	—	—	(2,247)	—	—	—	(2,247)
Conversion of Class B stock to Class A stock	119	—	(119)	—	—	—	—	—	—
Issuance of restricted stock awards	3	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	67	—	—	67
Net income	—	—	—	—	—	—	—	23,151	23,151
Balance at June 30, 2019	16,086	$2	17,952	$2	$157,195	$18	$(21,562)	$(17,440)	$118,215
Exercise of stock options	9	—	—	—	60	—	—	—	60
Stock-based compensation	—	—	—	—	2,678	—	—	—	2,678
Vesting of restricted stock units, net of shares withheld for taxes	11	—	—	—	(534)	—	—	—	(534)
Conversion of Class B stock to Class A stock	267	—	(267)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	20	—	—	20
Net income	—	—	—	—	—	—	—	4,978	4,978
Balance at September 30, 2019	16,373	$2	17,685	$2	$159,399	$38	$(21,562)	$(12,462)	$125,417

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Class A		Class B		Capital	Income (Loss)	Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	14,879	$1	19,102	$3	$152,531	$(209)	$(67,247)	$85,079
Exercise of stock options	98	—	—	—	470	—	—	470
Stock-based compensation	—	—	—	—	1,495	—	—	1,495
Vesting of restricted stock units, net of shares withheld for taxes	68	—	—	—	(1,650)	—	—	(1,650)
Vesting of early exercised shares	—	—	—	—	9	—	—	9
Conversion of Class B stock to Class A stock	47	—	(47)	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(148)	—	(148)
Cumulative-effect adjustment resulting from adoption of ASU 2014-09	—	—	—	—	—	—	2,964	2,964
Net income	—	—	—	—	—	—	4,320	4,320
Balance at March 31, 2018	15,092	$1	19,055	$3	$152,855	$(357)	$(59,963)	$92,539
Exercise of stock options	35	—	—	—	188	—	—	188
Stock-based compensation	—	—	—	—	1,544	—	—	1,544
Vesting of restricted stock units, net of shares withheld for taxes	28	—	—	—	(844)	—	—	(844)
Vesting of early exercised shares	—	—	—	—	9	—	—	9
Conversion of Class B stock to Class A stock	478	1	(478)	(1)	—	—	—	—
Issuance of restricted stock awards	5	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	68	—	68
Net income	—	—	—	—	—	—	7,474	7,474
Balance at June 30, 2018	15,638	$2	18,577	$2	$153,752	$(289)	$(52,489)	$100,978
Exercise of stock options	10	—	—	—	55	—	—	55
Stock-based compensation	—	—	—	—	1,953	—	—	1,953
Vesting of restricted stock units, net of shares withheld for taxes	9	—	—	—	(212)	—	—	(212)
Vesting of early exercised shares	—	—	—	—	8	—	—	8
Conversion of Class B stock to Class A stock	327	—	(327)	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	57	—	57
Net income	—	—	—	—	—	—	5,524	5,524
Balance at September 30, 2018	15,984	$2	18,250	$2	$155,556	$(232)	$(46,965)	$108,363
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash from operating activities
Net income	$31,854	$17,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,169	10,784
Amortization of operating lease right-of-use assets	3,016	—
Stock-based compensation	5,431	4,419
Deferred income taxes	(27,032)	—
Other	136	165
Changes in operating assets and liabilities:
Accounts receivable	(2,778)	(1,465)
Prepaid expenses and other current assets	(4,403)	(3,902)
Other assets	1,129	(5,003)
Accounts payable	270	477
Accrued employee expenses	486	(3,225)
Accrued expenses	(14)	3,397
Deferred revenue	1,039	(4,247)
Operating lease liabilities	(2,886)	—
Other liabilities	996	5,883
Net cash provided by operating activities	23,413	24,601
Cash from investing activities
Purchases of property and equipment	(4,085)	(1,740)
Additions to capitalized software	(15,669)	(8,997)
Purchases of investment securities	(10,690)	(28,784)
Sales of investment securities	2,750	701
Maturities of investment securities	11,000	28,477
Acquisition, net of cash acquired	(54,004)	(14,441)
Purchases of intangible assets	(30)	—
Net cash used in investing activities	(70,728)	(24,784)
Cash from financing activities
Proceeds from stock option exercises	259	713
Tax withholding for net share settlement	(5,541)	(2,894)
Proceeds from issuance of debt	1,697	93
Principal payments on debt	(2,634)	(93)
Payment of debt issuance costs	(420)	—
Net cash used in financing activities	(6,639)	(2,181)
Net decrease in cash, cash equivalents and restricted cash	(53,954)	(2,364)
Cash, cash equivalents and restricted cash
Beginning of period	74,506	16,537
End of period	$20,552	$14,173

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$1,613	$55
Additions of capitalized software included in accrued and accrued employee expenses	601	298
Stock-based compensation capitalized for software development	1,321	751
Purchase consideration for acquisitions included in other current liabilities	5,977	—

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts shown above (in thousands):

	September 30,
	2019	2018
Cash and cash equivalents	$20,121	$13,745
Restricted cash included in other assets	431	428
Total cash, cash equivalents and restricted cash	$20,552	$14,173

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
2. Summary of Significant Accounting Policies
Basis of Presentation and Significant Accounting Policies
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report filed with the Securities and Exchange Commission ("SEC") on February 28, 2019. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim Condensed Consolidated Financial Statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the Condensed Consolidated Financial Statements. The operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full year ending December 31, 2019.
Reclassifications
We reclassified certain amounts in our Condensed Consolidated Statements of Cash Flows within the cash from operating activities section in the prior year to conform to the current year's presentation.
Changes in Accounting Policies
On January 1, 2019, we adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-02, Leases, as amended ("ASU 2016-02" or the "new lease standard"), and have revised certain related accounting policies as follows:
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
Net Income per Common Share
Net income per common share was the same for shares of our Class A and Class B common stock because they are entitled to the same liquidation and dividend rights and are therefore combined in the table below. The following table presents a reconciliation of the weighted average number of shares of our Class A and Class B common stock used to compute net income per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average common shares outstanding	34,050	34,227	33,995	34,166
Less: Weighted average unvested restricted shares subject to repurchase	3	8	4	12
Weighted average common shares outstanding; basic	34,047	34,219	33,991	34,154
Plus: Weighted average options, restricted stock units and restricted shares used to compute diluted net income per common share	1,374	1,391	1,415	1,370
Weighted average common shares outstanding; diluted	35,421	35,610	35,406	35,524
For the three and nine months ended September 30, 2019 and 2018, an aggregate of approximately 361,000 and 503,000 shares, respectively, underlying performance based options ("PSOs") and performance based restricted stock units ("PSUs"), were not included in the computations of diluted and anti-dilutive shares as they are considered contingently issuable upon the satisfaction of pre-defined performance measures and their respective performance measures have not been met.
The following table presents the number of anti-dilutive common shares excluded from the calculation of weighted average number of shares used to compute diluted net income per common share for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Unvested restricted stock units	3	3	12	3
Contingent restricted stock units(1)	—	1	—	1
Total shares excluded from diluted net income per common share	3	4	12	4
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

We adopted ASU 2016-02 effective January 1, 2019, using the Optional Transition Method. We elected the package of practical expedients permitted under the transition guidance, which allows us to carry forward our historical lease classification, our assessment of whether a contract is or contains a lease, and our initial direct costs for any leases that existed prior to adoption of the new lease standard. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We updated our accounting policies, processes, internal controls and information systems that were required to meet the new lease standard's reporting and disclosure requirements.

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
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which amends the current accounting guidance and requires the measurement of all expected losses based on historical experience, current conditions and reasonable and supportable forecasts. This guidance amends the accounting for credit losses for available-for-sale investment securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period after December 15, 2018. We do not expect the adoption of ASU 2016-13 will have a material impact on our financial condition, results of operations, cash flows or disclosures.

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
3. Business Combinations
Acquisition of Dynasty

On January 7, 2019, we acquired 100% of the voting equity interest of Dynasty, a provider of advanced AI solutions for the real estate market. Dynasty offers advanced conversational AI solutions that automate leasing communications, replace manual tasks and help customers grow their portfolios. Dynasty’s technology is designed to enable operational efficiency in the leasing process including consistent prospect experience, lead conversion, and improved market insights.

The total purchase consideration was $60.2 million, subject to certain adjustments, of which $6.0 million (the "Holdback Amount") was retained by the Company to satisfy any such adjustments, including without limitation certain indemnification claims. The balance of the Holdback Amount, less any amount retained with respect to any unresolved indemnification claims, will be released to the stockholders of Dynasty, within three business days after the one-year anniversary of the Closing Date. The Holdback Amount is recorded in other current liabilities on the Condensed Consolidated Balance Sheet as of September 30, 2019.

The transaction was accounted for using the acquisition method, and as a result, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. Determining the fair value of assets acquired and liabilities assumed requires management to make significant judgments and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, the software decay rate and database ramp up rate and the selection of comparable companies. We are in the process of finalizing the valuation of the assets. Based on additional information obtained during the quarter ended September 30, 2019, we recorded a decrease to the deferred tax liability, net of $0.1 million with a corresponding decrease to goodwill. Additionally, we recorded a working capital adjustment of $22,000. The following table summarizes the preliminary purchase price allocation (in thousands) as well as the estimated useful lives of the acquired intangible assets over which they are amortized on a straight-line basis, as this approximates the pattern in which economic benefits are consumed:

	Amount (in thousands)	Estimated Useful Life (in years)
Total current assets	$305
Identified intangible assets:
Technology	5,730	4.0
Database	4,710	10.0
Customer relationships	1,110	5.0
Backlog	470	1.0
Trademark & trade name	1,390	10.0
Non-compete agreement	7,340	5.0
Total intangible assets subject to amortization	20,750	6.0
Goodwill	42,844	Indefinite
Other noncurrent assets	35
Total assets acquired	63,934

Accrued and other liabilities	48
Deferred tax liability, net	3,678
Total liabilities assumed	3,726
Purchase consideration	$60,208

Goodwill is mainly attributable to synergies expected from the acquisition and assembled workforce and is non-deductible for U.S. federal income tax purposes.

We incurred a total of $291,000 in transaction costs related to the acquisition and expensed all transaction costs incurred during the period in which such service was received. The results of operations of Dynasty since the acquisition are included in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019. Revenue and net loss attributable to Dynasty for the three months ended September 30, 2019 was $0.8 million and $2.5 million, respectively, and in the period from the acquisition date of January 7, 2019 through September 30, 2019, was $2.0 million and $6.6 million, respectively.
Acquisition of WegoWise

On August 31, 2018, we completed the acquisition of substantially all of the assets of WegoWise, Inc. ("WegoWise"), a provider of cloud-based utility analytics software solutions serving the real estate market. The WegoWise platform empowers building owners and third-party property managers to better manage operating and capital expenditures relating to utilities. Earlier this year we launched our AppFolio Utility Management Value+ service, which has been developed from certain key aspects of the WegoWise platform, and is a fully integrated offering that provides enhanced functionality to our real estate customers for utility analytics and management.

The consideration paid in cash for the assets was $14.4 million. The transaction was accounted for using the acquisition method, and as a result, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The following table summarizes the final purchase price allocation (in thousands) as well as the estimated useful lives of the acquired intangible assets over which they are amortized on a straight-line basis, as this approximates the pattern in which economic benefits are consumed:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$67,935	$51,125	$188,685	$142,733
Net income	$4,978	$2,201	$27,911	$10,970

Net income per common share:
Basic	$0.15	$0.06	$0.82	$0.32
Diluted	$0.14	$0.06	$0.79	$0.31

4. Investment Securities and Fair Value Measurements
Investment Securities
Investment securities classified as available-for-sale consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$12,606	$31	$(9)	$12,628
Agency securities	5,556	15	—	5,571
Treasury securities	6,853	2	(1)	6,854
Total available-for-sale investment securities	$25,015	$48	$(10)	$25,053

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$23,720	$—	$(163)	$23,557
Agency securities	4,345	4	(19)	4,330
Total available-for-sale investment securities	$28,065	$4	$(182)	$27,887

At September 30, 2019, the unrealized losses on investment securities which have been in a net loss position for 12 months or greater were not material. These unrealized losses are considered temporary and there were no impairments considered to be "other-than-temporary" based on our evaluation of available evidence, which includes our intent to hold these investments to maturity or until a recovery of the cost basis.
At September 30, 2019 and December 31, 2018, the contractual maturities of our investments did not exceed 36 months. The fair values of available-for-sale investment securities, by remaining contractual maturity, are as follows (in thousands):

	September 30, 2019		December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$20,326	$20,355	$16,738	$16,631
Due after one year through three years	4,689	4,698	11,327	11,256
Total available-for-sale investment securities	$25,015	$25,053	$28,065	$27,887

During the nine months ended September 30, 2019 and 2018, we had sales and maturities (which include calls) of investment securities, as follows (in thousands):

	Nine Months Ended September 30, 2019
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$—	$(1)	$2,750	$8,350
Agency securities	—	—	—	2,650
Treasury securities	—	—	—	—
Total sales and maturities (including calls) of investment securities	$—	$(1)	$2,750	$11,000

	Nine Months Ended September 30, 2018
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$—	$(1)	$—	$16,457
Agency securities	—	—	—	6,000
Certificates of deposit	—	—	—	2,490
Treasury securities	—	—	701	3,530
Total sales and maturities (including calls) of investment securities	$—	$(1)	$701	$28,477

Interest income, net of the amortization and accretion of the premium and discount, was $0.1 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively, and $0.5 million and $0.8 million for the nine months ended September 30, 2019 and 2018, respectively.
Fair Value Measurements
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables summarize our financial assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 by level within the fair value hierarchy (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$116	$—	$—	$116
Available-for-sale investment securities:
Corporate bonds	—	12,628	—	12,628
Agency securities	—	5,571	—	5,571
Treasury securities	6,854	—	—	6,854
Total	$6,970	$18,199	$—	$25,169

	December 31, 2018
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$10,694	$—	$—	$10,694
Available-for-sale investment securities:
Corporate bonds	—	23,557	—	23,557
Agency securities	—	4,330	—	4,330
Total	$10,694	$27,887	$—	$38,581
The carrying amounts of cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.

The estimated fair value of the $50.0 million term loan made available to us by Wells Fargo Bank, National Association, as administrative agent, and the lenders that are parties thereto ("Term Loan"), approximates its carrying value due to the variable interest rates. We consider the fair value of the Term Loan to be a Level 2 measurement as the Term Loan is not actively traded. We carry the Term Loan at face value less the unamortized discount on our Consolidated Balance Sheets. Refer to Note 8, Long-Term Debt of our Condensed Consolidated Financial Statements for more information about the Term Loan.
There were no changes to our valuation techniques used to measure financial asset and financial liability fair values on a recurring basis during the nine months ended September 30, 2019. The valuation techniques for the financial assets in the tables above are as follows:
Cash Equivalents
As of September 30, 2019 and December 31, 2018, cash equivalents include cash invested in money market funds with a maturity of three months or less. Fair value is based on market prices for identical assets.
Available-for-Sale Investment Securities
Our Level 2 securities were priced by a pricing vendor. The pricing vendor utilizes the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, other observable inputs like market transactions involving comparable securities are used.
Non-Recurring Fair Value Measurements
Certain assets, including goodwill, intangible assets and our note receivable with SecureDocs, are also subject to measurement at fair value on a non-recurring basis using Level 3 measurement, but only when they are deemed to be impaired as a result of an impairment review. For the nine months ended September 30, 2019 and 2018, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.
5. Internal-Use Software Development Costs
Internal-use software development costs as of September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30, 2019	December 31, 2018
Internal use software development costs, gross	$75,307	$58,237
Less: Accumulated amortization	(47,686)	(37,752)
Internal use software development costs, net	$27,621	$20,485

Capitalized software development costs for the three months ended September 30, 2019 and 2018 were $6.5 million and $3.6 million, respectively, and $17.1 million and $9.7 million for the nine months ended September 30, 2019 and 2018, respectively. Amortization expense with respect to software development costs totaled $3.6 million and $2.8 million for the three months ended September 30, 2019 and 2018, respectively, and $10.0 million and $8.1 million for the nine months ended September 30, 2019 and 2018, respectively.

Future amortization expense with respect to capitalized software development costs as of September 30, 2019 is estimated as follows (in thousands):

Years Ending December 31,
2019	$3,710
2020	12,538
2021	8,652
2022	2,721
Total amortization expense	$27,621

6. Intangible Assets and Goodwill
Intangible assets consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$3,070	$(1,154)	$1,916	5.0
Database	8,330	(746)	7,584	10.0
Technology	10,541	(5,682)	4,859	5.0
Trademarks and trade names	2,690	(834)	1,856	10.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	7,440	(1,154)	6,286	5.0
Domain names	301	(274)	27	5.0
Patents	285	(252)	33	5.0
Backlog	610	(493)	117	1.0
	$33,947	$(11,269)	$22,678	6.4

	December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$1,960	$(728)	$1,232	5.0
Database	3,620	(121)	3,499	10.0
Technology	4,811	(4,506)	305	8.0
Trademarks & trade names	1,300	(642)	658	9.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	100	(44)	56	4.0
Domain names	273	(273)	—	5.0
Patents	285	(233)	52	5.0
Backlog	140	(47)	93	1.0
	$13,169	$(7,274)	$5,895	7.0
Amortization expense with respect to intangible assets for the three months ended September 30, 2019 and 2018 was $1.3 million and $0.3 million, respectively, and $4.0 million and $0.9 million for the nine months ended September 30, 2019 and 2018, respectively.

Future amortization expense with respect to intangible assets as of September 30, 2019 is estimated as follows (in thousands):

Years Ending December 31,
2019	$1,301
2020	4,642
2021	4,507
2022	4,445
2023	2,869
Thereafter	4,914
Total amortization expense	$22,678

Our goodwill balance is solely attributable to acquisitions. There have been no impairment charges recorded against goodwill. Goodwill recorded during the nine months ended September 30, 2019, which related to the acquisition of Dynasty was attributed to our one operating segment. The change in the carrying amount of goodwill is as follows (in thousands):

Goodwill at December 31, 2018	$15,548
Goodwill from acquisition of Dynasty	42,844
Goodwill at September 30, 2019	$58,392

7. Leases

We have operating leases for our corporate offices and data centers. Our leases have remaining lease terms ranging from one to nine years, with various term extensions available. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. We have lease agreements with lease and non-lease components, which we have elected to combine for all asset classes. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. The total lease cost associated with our operating leases for the three and nine months ended September 30, 2019 was $1.3 million and $3.7 million, respectively.

Lease-related assets and liabilities were as follows at September 30, 2019 (in thousands):

Assets
Operating lease right-of-use assets	$16,433

Liabilities
Other current liabilities	$4,982
Operating lease liabilities	18,448
Total lease liabilities	$23,430

Weighted-average remaining lease term (years)	6.3
Weighted-average discount rate	4.1%

Supplemental cash flow information related to leases was as follows for the nine months ended September 30, 2019 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,595
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,505

Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows (in thousands):

Years ending December 31,
2019	$1,407
2020	5,840
2021	4,639
2022	3,136
2023	2,485
Thereafter	9,384
Total future minimum lease payments	26,891
Less: imputed interest	(3,461)
Total	$23,430

A summary of our future minimum payments for obligations under non-cancellable operating leases as of December 31, 2018 was as follows (in thousands):

Years Ending December 31,
2019	$4,211
2020	4,889
2021	4,038
2022	2,717
2023	2,053
Thereafter	9,128
Total lease commitments	$27,036

On January 22, 2019, we signed a new sublease for approximately 10,500 square feet of office space located at 130 Castilian Drive, Santa Barbara, California. The sublease is for 32 months commencing on April 1, 2019 and ending on November 30, 2021. The total commitment under this sublease is $0.5 million.

On January 28, 2019, we signed an amendment to our existing lease at 9201 Spectrum Center Boulevard in San Diego, California which increased the square footage leased by approximately 4,500 square feet. The total commitment under this lease extension is $0.2 million. All other terms and conditions of the original lease remain the same.

On April 1, 2019, we signed a new lease with Rose Studios, LLC to lease approximately 5,000 square feet of office space located at 215-221 Rose Avenue, Venice, California. The lease is for a five-year term commencing August 1, 2019 and ending on July 31, 2024. The total commitment under this lease is $2.0 million.

8. Long-Term Debt
The following is a summary of our long-term debt at September 30, 2019 (in thousands):

Principal amounts due under term loan	$49,063
Less: Debt financing costs	(178)
Long-term debt, net of unamortized debt financing costs	48,885
Less: Current portion of long-term debt	(1,208)
Total long-term debt, net of current portion	$47,677

Scheduled principal payments for the Term Loan at September 30, 2019 are as follows (in thousands):

Years Ending December 31,
2019	$313
2020	1,250
2021	2,500
2022	2,500
2023	42,500
Total principal payments	$49,063

Credit Agreement
On December 24, 2018, we amended our credit agreement (Amendment Number Two to the Credit Agreement, or the "Second Amendment") with Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent, and the lenders that are parties thereto (as amended, the "Credit Agreement"). Under the terms of the Second Amendment, the lenders made available to us a $50.0 million term loan (the "Term Loan") and increased the existing revolving line of credit from $25.0 million to $50.0 million ("Revolving Facility"). The maturity date of the Term Loan and Revolving Facility is December 24, 2023. In addition, the Second Amendment permits us to make certain restricted junior payments, including without limitation stock repurchases and enter into acquisitions in which we are the purchaser ("Acquisitions"), with no dollar cap on such Acquisitions, so long as we maintain certain specified liquidity requirements and leverage ratios.
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
The Credit Agreement contains customary affirmative, negative and financial covenants. The affirmative covenants require us to, among other things, disclose financial and other information to the lenders, maintain our business and properties, and maintain adequate insurance. The negative covenants restrict us from, among other things, incurring additional indebtedness, prepaying certain types of indebtedness, encumbering or disposing of our assets, making fundamental changes to our corporate structure, and making certain dividends and distributions. At September 30, 2019, we were in compliance with the financial covenants under the Credit Agreement.
Under the terms of the Second Amendment, borrowings under the Credit Agreement bear interest at a fluctuating rate per annum equal to, at our option, (i) the adjusted London Interbank Offered Rate ("LIBOR") or (ii) an alternate base rate, in each case plus the applicable interest rate margin. The interest rate will fluctuate between adjusted LIBOR plus 1.5% per annum and adjusted LIBOR plus 2.0% per annum (or between the alternate base rate plus 0.5% per annum and the alternate base rate plus 1.0% per annum), based upon our leverage ratio. The average interest rate during the nine months ended September 30, 2019 was 4.0%.
Fees payable on the unused portion of the Revolving Facility are 25 basis points per annum, unless the average usage of the Revolving Facility is equal to or less than $30.0 million for the applicable period, in which case the fees on the unused portion of the Revolving Facility are 0.375% per annum.

At September 30, 2019 and December 31, 2018, there was no outstanding balance under the Revolving Facility.
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
Debt financing costs are deferred and amortized using the straight-line method, which approximates the effective interest method, for costs related to the Term Loan and the straight-line method for costs related to the Revolving Facility over the term of the debt arrangement; such amortization is included in interest expense in the Condensed Consolidated Statements of Operations. Amortization of deferred debt financing costs was $27,000 and $16,000 for the three months ended September 30, 2019 and 2018, respectively, and $81,000 and $48,000 for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019 and December 31, 2018, the remaining unamortized deferred debt financing costs were $0.5 million, of which $0.2 million was offset against debt. At September 30, 2019 and December 31, 2018, $0.3 million of the remaining unamortized deferred debt financing costs were recorded in Prepaid expenses and other current assets and Other assets on the Condensed Consolidated Balance Sheets, as they pertained to the Revolving Facility.
9. Commitments and Contingencies
Legal Liability to Landlord Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc., which was established to provide our customers with the option to purchase legal liability to landlord insurance. If our customers choose to use this insurance service, they are issued an insurance policy underwritten by our third-party service provider. The policy has a limit of $100,000 per incident for each insured residence. We have entered into a reinsurance agreement with our third-party service provider and, as a result, we assume a 100% quota share of the legal liability to landlord insurance provided to our customers through our third-party service provider. We accrue for reported claims, and include an estimate of losses incurred but not reported by our property manager customers, in cost of revenue because we bear the risk related to all such claims. Our liability for reported claims and incurred but not reported claims as of September 30, 2019 and December 31, 2018 was $1.1 million and $0.6 million, respectively, and is included in Other current liabilities on the Condensed Consolidated Balance Sheets.
Included in Prepaid expenses and other current assets as of September 30, 2019 and December 31, 2018, are $1.4 million and $1.8 million, respectively, of deposits held with a third party related to requirements to maintain collateral for this insurance service.
Legal Proceedings
In July 2019, we received a Request for Information ("RFI") from the Civil Rights Division (Housing and Civil Enforcement Section) of the U.S. Department of Justice ("DOJ") requesting certain information relating to our compliance with the Servicemembers Civil Relief Act in connection with our tenant screening Value+ service. We continue to fully cooperate with the DOJ, and do not presently have sufficient information to predict the outcome of, or any potential costs or penalties associated with, the DOJ investigation.
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
In addition, from time to time, we are involved in various other legal proceedings arising from or related to claims incident to the ordinary course of our business activities, including without limitation actions involving intellectual property, employment and contractual matters. Although the results of such legal proceedings and claims cannot be predicted with certainty, we believe that we are not currently a party to any such legal proceedings or claims which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows.

Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of any applicable agreements, services to be provided by us, or intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses and is indeterminable. We have never paid a material claim, nor have any legal claims been brought against us in connection with these indemnification arrangements. As of September 30, 2019 and December 31, 2018, we had not accrued a liability for these indemnification arrangements because we determined that the likelihood of incurring any payment obligation, in connection with these indemnification arrangements is not probable or reasonably possible and the amount or range of amounts of any such liability is not reasonably estimable.
10. Share Repurchase Program
On February 20, 2019, the Board of Directors authorized a $100.0 million Share Repurchase Program (the "Program") of our outstanding Class A Common Stock. Under the Program, share repurchases may be made from time to time, as directed by a Committee consisting of three Directors, in open market purchases or privately negotiated transactions at a repurchase price that the members of the Committee unanimously believe is below intrinsic value conservatively determined. The Program does not obligate us to repurchase any specific dollar amount or number of shares, there is no expiration date to the Program, and it may be modified, suspended or terminated at any time and for any reason. We did not repurchase any Class A Common Stock under the Program during the nine months ended September 30, 2019.
11. Stock-Based Compensation
Stock Options
A summary of our stock option activity for the nine months ended September 30, 2019, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years
Options outstanding at December 31, 2018	1,513	$11.31	6.4
Options granted	—	—
Options exercised	(46)	5.57
Options cancelled/forfeited	(51)	13.44
Options outstanding at September 30, 2019	1,416	$11.43	6.0

Included in the options outstanding as of September 30, 2019 are 172,000 PSOs granted in 2017. Vesting of these PSOs is based on the achievement of pre-established performance targets for the year ending December 31, 2019 and continued employment throughout the performance period. Of these PSOs, 132,000 shares vest based on the achievement of a pre-established free cash flow performance target for the year ending December 31, 2019, assuming achievement of the performance metric at the maximum level, which is 150% of the performance target, resulting in a maximum payout of 100% of the initial target award. The remaining 40,000 PSOs have a pre-established adjusted gross margin target for the year ending December 31, 2019. PSOs tied to the gross margin performance target have two levels of vesting, with 50% vesting based on the achievement of 110% of the targeted amount and the remaining 50% vesting based on the achievement of 115% of the targeted amount.
During the nine months ended September 30, 2019, 200,000 PSOs vested based on the achievement of 120% of the pre-established free cash flow performance target for the year ended December 31, 2018.
We recognize expense for the PSOs based on the grant date fair value of the PSOs that we determine are probable of vesting. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSOs that are probable of vesting. Our stock-based compensation expense for stock options, including the PSOs, for the three months ended September 30, 2019 and 2018, was $0.1 million and $0.6 million, respectively, and $0.4 million and $1.2 million for the nine months ended September 30, 2019 and 2018, respectively.

The fair value of stock options is estimated on their date of grant using the Black-Scholes option-pricing model. No stock options were granted during the nine months ended September 30, 2019 and 2018.

At September 30, 2019, the total estimated remaining stock-based compensation expense for unvested stock options, including the PSOs, was $0.2 million, which is expected to be recognized over a weighted average period of 0.4 years.
Restricted Stock Units
A summary of activity in connection with our RSUs for the nine months ended September 30, 2019 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at December 31, 2018	674	$32.61
Granted	148	80.35
Vested	(180)	25.19
Forfeited	(39)	43.74
Unvested at September 30, 2019	603	$45.22

During the nine months ended September 30, 2019, we granted a total of 148,000 RSUs and PSUs: 136,000 RSUs are subject to time-based vesting in equal annual installments over four years; 6,000 PSUs vest based on the achievement of a pre-established consolidated net revenue growth target for the year ending December 31, 2021 and continued employment throughout the performance period; and 6,000 PSUs were granted and vested as a result of the achievement of a pre-established free cash flow performance target for the year ended December 31, 2018. The number of PSUs granted, as included in the above table, assumes achievement of the performance metric at 100% of the performance target. The actual number of shares to be issued at the end of the performance period will range from 0% to 100% of the initial target awards. Achievement of the performance target between 100% and 150% of the performance target will result in a performance based cash bonus payment between 100% and 165% of the initial target awards.

During the nine months ended September 30, 2019, 29,000 of the PSUs vested and an additional 6,000 PSUs were granted and vested based on the achievement of 120% of the pre-established free cash flow performance target for the year ended December 31, 2018.
Included in the unvested RSUs as of September 30, 2019 are 101,000 and 88,000 PSUs granted in 2018 and 2017, respectively. Of the PSUs granted in 2018, 54,000 vest based on the achievement of a pre-established consolidated net revenue growth target for the year ending December 31, 2020 and 47,000 vest based on the achievement of a pre-established consolidated net revenue growth target for the year ending December 31, 2021. Vesting of the PSUs granted in 2017 is based on the achievement of pre-established free cash flow performance targets for the year ending December 31, 2019, and continued employment throughout the performance period. The number of PSUs granted assumes achievement of the performance metric at 100% of the performance target. For the PSUs granted in 2018, the actual number of shares to be issued at the end of the performance period will range from 0% to 100% of the initial target awards. Achievement of the performance target between 100% and 150% of the performance target will result in a performance based cash bonus payment between 100% and 165% of the initial target awards. For the PSUs granted in 2017, the actual number of shares to be issued at the end of the performance period will range from 0% to 165% of the initial target award.
We recognize expense for the PSUs based on the grant date fair value of the PSUs that we determine are probable of vesting. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSUs that are probable of vesting. Our stock-based compensation expense for the RSUs and PSUs for the three months ended September 30, 2019 and 2018 was $2.5 million and $1.3 million, respectively, and $6.1 million and $3.7 million for the nine months ended September 30, 2019 and 2018, respectively.
As of September 30, 2019, the total estimated remaining stock-based compensation expense for the RSUs and PSUs was $17.3 million, which is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock Awards
A summary of activity in connection with our restricted stock awards for the nine months ended September 30, 2019, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at December 31, 2018	6	$51.36
Granted	3	100.29
Vested	(6)	51.36
Forfeited	—	—
Unvested at September 30, 2019	3	$100.29

We have the right to repurchase any unvested restricted stock awards subject to certain conditions. Restricted stock awards vest over a four-year period for employees and a one-year period for non-employee directors. We recognized stock-based compensation expense for restricted stock awards of $0.1 million for each of the three months ended September 30, 2019 and 2018, and $0.2 million and $0.3 million for the nine months ended September 30, 2019 and 2018, respectively.
As of September 30, 2019, the total estimated remaining stock-based compensation expense for unvested restricted stock awards with a repurchasing right was $0.2 million which is expected to be recognized over a weighted average period of 0.7 years.
12. Income Taxes
For the three and nine months ended September 30, 2019, we recorded an income tax benefit of $1.3 million and $26.9 million, respectively. The income tax benefit recorded during the three months ended September 30, 2019 was primarily due to the tax benefit associated with research and development tax credits. During the second quarter of 2019, the Company evaluated all available positive and negative evidence, including the Company's sustained profitability in 2018 and 2019, the impact of recent acquisitions and future projections of profitability. As a result, the Company determined that all of its deferred tax assets were more likely than not to be realized and reversed the valuation allowance against those deferred tax assets accordingly.
For the three and nine months ended September 30, 2018, we recorded income tax expense of $183,000 and $252,000 on pre-tax income of $5.7 million and $17.6 million, respectively, for an effective tax rate of 3.2% and 1.4%, respectively. The income tax expense was based on our payments of state minimum and franchise taxes, and the amortization of tax deductible goodwill that is not an available source of income to realize the deferred tax asset.
13. Revenue and Other Information
The following table presents our revenue categories for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Core solutions	$22,503	$17,908	$64,934	$51,101
Value+ services	41,645	30,797	114,399	84,189
Other	3,787	1,421	9,317	4,416
Total revenue	$67,935	$50,126	$188,650	$139,706

During the nine months ended September 30, 2019 and 2018, we recognized $3.2 million and $6.7 million of revenue, respectively, that were included in the deferred revenue balances at December 31, 2018 and 2017, respectively.
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
We were formed in 2006 with a vision to revolutionize the way that small and medium-sized businesses ("SMBs"), grow and compete by enabling their digital transformation. In 2008, we entered the real estate market with our first product, AppFolio Property Manager ("APM"), a property management solution designed to address the unique operational and business requirements of property management companies. Recognizing that our customers and their stakeholders would benefit from additional business critical services, we launched a series of Value+ services beginning in 2009. Our first Value+ service assisted our customers in the marketing of their rental properties by offering property level website design and hosting services. In 2010, we commenced the roll out of our electronic payment services, thereby facilitating the payment of rent via ACH by tenants. In 2011, we launched tenant screening services, further assisting our customers with the leasing process. In 2012, we introduced our legal liability to landlord insurance program, which protects property owners and managers from certain defined losses. In 2013, we expanded our electronic payment services by allowing residents to pay rent by Electronic Cash Payment and credit or debit card. In 2014, we launched a tenant-facing contact center solution to assist our property managers with resolving incoming maintenance requests. In 2015, with the acquisition of RentLinx, we expanded the marketing services offered to our property manager customers with a premium leads service and expanded our electronic payment services to facilitate payments made between our customers and property owners and vendors. In 2016, we introduced a tenant debt collection Value+ service to assist our property managers with running a more efficient business. In 2017, we expanded our insurance services to enable tenants to purchase renters insurance from within APM, protecting both our property manager customers and their tenants. In 2018, we acquired substantially all of the assets of WegoWise, Inc. ("WegoWise"), a provider of cloud-based utility analytics software solutions and began offering AppFolio Utility Management as a Value+ service to our property manager customers in mid-2019. In 2018, we also released AppFolio Property Manager PLUS, ("APM PLUS"), a new tier of APM designed for larger businesses with more complex needs. APM PLUS builds upon the functionality of APM and additionally offers data analytics, configurable workflows, and revenue management and optimization functionality for our customers. In January 2019, we acquired Dynasty Marketplace, Inc., ("Dynasty"), a provider of advanced artificial intelligence ("AI") solutions for the real estate market and began offering an AI Leasing Assistant, Lisa, as a Value+ service to our property manager customers in mid-2019. In April 2019, we launched AppFolio Investment Management, which enables real estate investment managers to better manage their investor relationships by increasing transparency and streamlining certain business processes.
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
Today our real estate property manager customers directly and indirectly account for more than 90% of our annual revenue. We define our real estate property manager customer base as the number of customers subscribing to our AppFolio Property Manager and AppFolio Property Manager PLUS core solutions. Customer count and property manager units under management are presented in the table below:

	Quarter Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2019			2018
Property manager customers	14,034	13,737	13,409	13,046	12,641	12,317	12,030
Property manager units under management (in millions)	4.41	4.23	4.08	3.91	3.70	3.55	3.40

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
Our legal customers directly and indirectly account for less than 10% of our annual revenue. We define our legal customer base as the number of customers subscribing to MyCase core solutions, exclusive of free trial periods. Legal customer count is summarized in the table below:

	Quarter Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2019			2018
Law firm customers	10,781	10,631	10,485	10,279	10,173	10,001	9,706
At September 30, 2019, we had approximately 1,210 employees, and we consider our relationship with them to be very good. We also hire temporary employees and consultants, and feel similarly about our relationships with them. None of our employees is represented by a labor union or covered by a collective bargaining agreement.
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
We offer assistance to our customers with on-boarding to our core solutions, as well as website design services. We generally invoice our customers for these other services in advance of the services being completed. We recognize revenue for these other services upon completion of the related service. We generate revenue from legacy RentLinx customers by providing services that allow these customers to advertise rental houses and apartments online. Revenue derived from customers using the RentLinx services outside of our property manager core solution platform is recorded in Other revenue. We also generate revenue from legacy WegoWise customers by providing utility analytics services and from legacy Dynasty customers by providing artificial intelligence solutions for the real estate market. Revenue derived from customers using the WegoWise and Dynasty services outside of our property manager core solution platform is also recorded in Other revenue.
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
General and Administrative. General and administrative expense consists of personnel-related costs (including salaries, a majority of total incentive-based compensation, benefits, and stock-based compensation) for employees in our executive, finance, information technology, human resources, corporate development, legal, and administrative organizations. In addition, general and administrative expense includes fees for third-party professional services (including audit, legal, tax, and consulting services), transaction costs related to business combinations, other corporate expenses, and allocated shared costs. We intend to continue to incur incremental general and administrative costs associated with supporting the growth of our business.
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

Results of Operations
The following table sets forth our results of operations for the periods presented in dollars (in thousands) and as a percentage of revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%
Consolidated Statements of Operations Data:
Revenue	$67,935	100.0%	$50,126	100.0%	$188,650	100.0%	$139,706	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization) (1)	25,930	38.2	19,282	38.5	75,239	39.9	53,624	38.4
Sales and marketing (1)	12,636	18.6	8,681	17.3	37,087	19.7	23,711	17.0
Research and product development (1)	10,602	15.6	6,440	12.8	28,422	15.1	17,523	12.5
General and administrative (1)	8,955	13.2	6,541	13.0	25,361	13.4	17,105	12.2
Depreciation and amortization	5,678	8.4	3,705	7.4	16,169	8.6	10,784	7.7
Total costs and operating expenses	63,801	93.9	44,649	89.0	182,278	96.6	122,747	87.8
Income from operations	4,134	6.1	5,477	10.9	6,372	3.4	16,959	12.1
Other income (expense), net	(11)	—	1	—	(68)	—	(20)	—
Interest income (expense), net	(400)	(0.6)	229	0.5	(1,324)	(0.7)	631	0.5
Income before provision for (benefit from) income taxes	3,723	5.5	5,707	11.4	4,980	2.6	17,570	12.6
Provision for (benefit from) income taxes	(1,255)	(1.8)	183	0.4	(26,874)	(14.2)	252	0.2
Net income	$4,978	7.3%	$5,524	11.0%	$31,854	16.9%	$17,318	12.4%

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock-based compensation expense included in costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$334	$282	$1,073	$752
Sales and marketing	354	270	904	708
Research and product development	353	218	1,024	730
General and administrative	1,151	994	2,430	2,229
Total stock-based compensation expense	$2,192	$1,764	$5,431	$4,419

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018
The following comparative financial information includes the impact of ongoing investment in our business that we believe will positively impact long-term stockholder value, including (i) the acquisition of substantially all of the assets of WegoWise completed in August 2018, (ii) the development and launch of AppFolio Property Manager PLUS in September 2018, (iii) the acquisition of Dynasty completed in January 2019, and (iv) the development and launch of AppFolio Investment Management in April 2019. The WegoWise platform empowers building owners and third-party property managers to better manage operating and capital expenditures relating to utilities. Earlier this year we launched our AppFolio Utility Management Value+ service, which has been developed from certain key aspects of the WegoWise platform, and is a fully integrated offering that provides enhanced functionality to our real estate customers for utility analytics and management. Dynasty offers advanced conversational AI solutions that automate leasing communications, replace manual tasks and help customers grow their portfolios. The acquisition of Dynasty strengthens AppFolio's system of intelligence capabilities, and has enabled the launch of Lisa, AppFolio’s AI Leasing Assistant Value+ service for real estate customers.
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Core solutions	$22,503	$17,908	$4,595	26%	$64,934	$51,101	$13,833	27%
Value+ services	41,645	30,797	10,848	35%	114,399	84,189	30,210	36%
Other	3,787	1,421	2,366	167%	9,317	4,416	4,901	111%
Total revenue	$67,935	$50,126	$17,809	36%	$188,650	$139,706	$48,944	35%

Total revenue was $67.9 million for the three months ended September 30, 2019 compared to $50.1 million for the three months ended September 30, 2018, an increase of $17.8 million, or 36%. Core solutions revenue was $22.5 million for the three months ended September 30, 2019 compared to $17.9 million for the three months ended September 30, 2018, an increase of $4.6 million, or 26%. Value+ services revenue was $41.6 million for the three months ended September 30, 2019 compared to $30.8 million for the three months ended September 30, 2018, an increase of $10.8 million, or 35%. Other revenue was $3.8 million for the three months ended September 30, 2019, compared to $1.4 million for the three months ended September 30, 2018, an increase of $2.4 million or 167%. The increase in Core solutions and Value+ services revenue was mainly attributed to the growth in the number of property manager customers and units under management. Combining new customer acquisition and strong customer renewal rates, we experienced an 11% year over year increase in the number of property manager customers and a 19% year over year increase in the number of property management units under management. In addition to the growth in customer count and units, property managers, residents, applicants and owners increased usage of our Value+ services platforms during the period. The increase in Other revenue was primarily attributed to revenue generated from customer subscriptions for the WegoWise platform and Dynasty technology services and an increase in one-time website setup fees associated with our property manager customers' upgrading to a new website hosting platform.

Total revenue was $188.7 million for the nine months ended September 30, 2019 compared to $139.7 million for the nine months ended September 30, 2018, an increase of $48.9 million, or 35%. Core solutions revenue was $64.9 million for the nine months ended September 30, 2019 compared to $51.1 million for the nine months ended September 30, 2018, an increase of $13.8 million, or 27%. Value+ services revenue was $114.4 million for the nine months ended September 30, 2019 compared to $84.2 million for the nine months ended September 30, 2018, an increase of $30.2 million, or 36%. Other revenue was $9.3 million for the nine months ended September 30, 2019, compared to $4.4 million for the nine months ended September 30, 2018, an increase of $4.9 million or 111%. The increase in Core solutions and Value+ services revenue was mainly attributed to the growth in the number of property manager customers and units under management. Combining new customer acquisition and strong customer renewal rates, we experienced an 11% year over year increase in the number of property manager customers and a 19% year over year increase in the number of property management units under management. In addition to the growth in customer count and units, property managers, residents, applicants and owners increased usage of our Value+ services platforms during the period. The increase in Other revenue was primarily attributed to revenue generated from customer subscriptions for the WegoWise platform and Dynasty technology services and an increase in one-time website setup fees associated with with our property manager customers' upgrading to a new website hosting platform.
For the three and nine months ended September 30, 2019 and 2018, we derived more than 90% of our revenue from our real estate customers.

Cost of Revenue (Exclusive of Depreciation and Amortization)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$25,930	$19,282	$6,648	34%	$75,239	$53,624	$21,615	40%
Percentage of revenue	38.2%	38.5%			39.9%	38.4%
Cost of revenue (exclusive of depreciation and amortization) was $25.9 million for the three months ended September 30, 2019 compared to $19.3 million for the three months ended September 30, 2018, an increase of $6.6 million, or 34%. This increase in cost of revenue (exclusive of depreciation and amortization) was primarily attributed to the 36% increase in revenue over the same period and an increase in personnel-related investments made in advance of expected revenue generation. Expenditures to third-party service providers increased $3.4 million directly associated with the increased adoption and utilization of our Value+ services, as evidenced by the 35% increase in Value+ services revenues. There was also an increase in personnel-related costs of $3.0 million, related to increased headcount to support the increased number of customers, including those acquired in our recent acquisitions and investments made for future growth of our business. Allocated and other costs increased by $0.3 million primarily driven by an increase in facilities, platform infrastructure, payment processing and other costs incurred in support of our overall growth, as well as costs associated with the delivery and provision of our Value+ services.
As a percentage of revenue, cost of revenue (exclusive of depreciation and amortization) fluctuates primarily based on the mix and prices of Value+ services in the period and investments made in advance of expected revenue generation. For the three months ended September 30, 2019 cost of revenue (exclusive of depreciation and amortization), as a percentage of revenue, was 38.2% compared to 38.5% for the three months ended September 30, 2018. This improvement in cost as a percentage of revenue was primarily driven by increased costs associated with settling a litigation matter during the prior year quarter ended September 30, 2018. Adjusting for these costs, cost of revenue (exclusive of depreciation and amortization) as a percentage of revenue would have increased primarily due to increased personnel-related investments made in advance of expected revenue generation associated with growth initiatives including without limitation the Dynasty and WegoWise acquisitions.
Cost of revenue (exclusive of depreciation and amortization) was $75.2 million for the nine months ended September 30, 2019 compared to $53.6 million for the nine months ended September 30, 2018, an increase of $21.6 million, or 40%. This increase in cost of revenue (exclusive of depreciation and amortization) was primarily attributed to the 35% increase in revenue over the same period and an increase in personnel-related investments made in advance of expected revenue generation. Personnel-related costs increased by $9.7 million, related to increased headcount to support the increased number of customers, including those acquired in our recent acquisitions and investments made for future growth of our business. There was also an increase in expenditures to third-party service providers of $8.8 million directly associated with the increased adoption and utilization of our Value+ services, as evidenced by the 36% increase in Value+ services revenues. Allocated and other costs increased by $3.1 million primarily driven by an increase in facilities, platform infrastructure, payment processing and other costs incurred in support of our overall growth, as well as costs associated with the delivery and provision of our Value+ services.
As a percentage of revenue, cost of revenue (exclusive of depreciation and amortization) fluctuates primarily based on the mix and prices of Value+ services in the period and investments made in advance of expected revenue generation. For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, cost of revenue (exclusive of depreciation and amortization), as a percentage of revenue, increased to 39.9% from 38.4%. This increase in cost as a percentage of revenue was primarily due to increased personnel-related investments made in advance of expected revenue generation associated with growth initiatives including without limitation the Dynasty and WegoWise acquisitions.

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Sales and marketing	$12,636	$8,681	$3,955	46%	$37,087	$23,711	$13,376	56%
Percentage of revenue	18.6%	17.3%			19.7%	17.0%
Sales and marketing expense was $12.6 million for the three months ended September 30, 2019 compared to $8.7 million for the three months ended September 30, 2018, an increase of $4.0 million, or 46%. This increase was primarily due to an increase in personnel-related costs of $3.6 million driven by an increase in the average headcount to support our growth and investments made in advance of expected revenue generation. In addition, there was an increase in allocated and other costs of $0.7 million driven by an increase in IT and other costs incurred in support of our overall growth in personnel. These increases were offset by a decrease in advertising and promotion costs of $0.3 million primarily related to a decrease in costs associated with our real estate customer conference that occurred during the fourth quarter of 2019, compared to the third quarter of 2018, offset by an increase in advertising and promotion related to our new and expanding services offerings.
Sales and marketing expense was $37.1 million for the nine months ended September 30, 2019 compared to $23.7 million for the nine months ended September 30, 2018, an increase of $13.4 million, or 56%. This increase was primarily due to an increase in personnel-related costs of $9.7 million driven by an increase in the average headcount to support our growth and investments made in advance of expected revenue generation. There was also an increase in advertising and promotion costs of $1.9 million related to our new and expanding service offerings, offset by a decrease of $0.5 million related to costs associated with our real estate customer conference that occurred during the fourth quarter of 2019, compared to the third quarter of 2018. In addition, there was an increase in allocated and other costs of $2.3 million driven by an increase in consulting services, IT and other costs incurred in support of our overall growth in personnel.
As a percentage of revenue, sales and marketing expense increased to 18.6% from 17.3% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, and to 19.7% from 17.0% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. These increases were primarily driven by personnel-related investments made in advance of expected revenue generation associated with growth initiatives in the business offset by the impact of a timing change of our real estate customer conference.
Research and Product Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Research and product development	$10,602	$6,440	$4,162	65%	$28,422	$17,523	$10,899	62%
Percentage of revenue	15.6%	12.8%			15.1%	12.5%
Research and product development expense was $10.6 million for the three months ended September 30, 2019 compared to $6.4 million for the three months ended September 30, 2018, an increase of $4.2 million, or 65%. This increase was the result of an increase in personnel-related costs, net of capitalized software development costs, of $2.9 million due to investments in headcount growth within our research and product development organization, and an increase in allocated and other costs of $1.3 million driven by an increase in facilities, IT and other costs incurred in support of our overall growth in personnel.
Research and product development expense was $28.4 million for the nine months ended September 30, 2019 compared to $17.5 million for the nine months ended September 30, 2018, an increase of $10.9 million, or 62%. This increase was the result of an increase in personnel-related costs, net of capitalized software development costs, of $7.2 million due to investments in headcount growth within our research and product development organization, and an increase in allocated and other costs of $3.7 million driven by an increase in facilities, IT and other costs incurred in support of our overall growth in personnel.
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
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
General and administrative	$8,955	$6,541	$2,414	37%	$25,361	$17,105	$8,256	48%
Percentage of revenue	13.2%	13.0%			13.4%	12.2%
General and administrative expense was $9.0 million for the three months ended September 30, 2019 compared to $6.5 million for the three months ended September 30, 2018, an increase of $2.4 million, or 37%. This increase was primarily due to an increase in personnel-related costs of $2.0 million driven by growth in headcount and an increase in allocated and other costs of $0.4 million related to an increase in facilities and other costs incurred to support our growth.
General and administrative expense was $25.4 million for the nine months ended September 30, 2019 compared to $17.1 million for the nine months ended September 30, 2018, an increase of $8.3 million, or 48%. This increase was primarily due to an increase in personnel-related costs of $5.7 million driven by growth in headcount and an increase in professional services fees and allocated and other costs of $2.5 million related to expanded audit services, legal and other services fees associated with compliance with Section 404(b) of the Sarbanes-Oxley Act of 2002, increased leasing activities, due diligence and acquisition related activities, as well as other costs incurred to support our growth.
Depreciation and Amortization

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Depreciation and amortization	$5,678	$3,705	$1,973	53%	$16,169	$10,784	$5,385	50%
Percentage of revenue	8.4%	7.4%			8.6%	7.7%
Depreciation and amortization expense was $5.7 million for the three months ended September 30, 2019 compared to $3.7 million for the three months ended September 30, 2018, an increase of $2.0 million, or 53%. This increase was primarily due to increased amortization expense associated with intangible assets acquired from WegoWise and Dynasty and in amortization expense associated with higher accumulated capitalized software development balances.
Depreciation and amortization expense was $16.2 million for the nine months ended September 30, 2019 compared to $10.8 million for the nine months ended September 30, 2018, an increase of $5.4 million, or 50%. This increase was primarily due to increased amortization expense associated with intangible assets acquired from WegoWise and Dynasty and in amortization expense associated with higher accumulated capitalized software development balances.

Interest Income (Expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Interest income (expense), net	$(400)	$229	$(629)	(275)%	$(1,324)	$631	$(1,955)	(310)%
Percentage of revenue	(0.6)%	0.5%			(0.7)%	0.5%
Interest expense, net, was $0.4 million for the three months ended September 30, 2019 compared to interest income of $0.2 million for the three months ended September 30, 2018, a decrease of $0.6 million, due to an increase in interest expense associated with increased borrowings under the Credit Agreement and a decrease in interest income due to lower investment security balances in the more recent period.
Interest expense, net, was $1.3 million for the nine months ended September 30, 2019 compared to interest income of $0.6 million for the nine months ended September 30, 2018, a decrease of $2.0 million, due to an increase in interest expense associated with increased borrowings under the Credit Agreement and a decrease in interest income due to lower investment security balances in the more recent period.
Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$(1,255)	$183	$(1,438)	(786)%	$(26,874)	$252	$(27,126)	(10,764)%
Percentage of revenue	(1.8)%	0.4%			(14.2)%	0.2%
The benefit from income taxes was $1.3 million and $26.9 million for the three and nine months ended September 30, 2019, respectively, compared to a provision for income taxes of $183,000 and $252,000 for the three and nine months ended September 30, 2018, respectively. The change in the provision for income taxes was primarily due to the release of the valuation allowance during the second quarter of 2019 as further described in Note 12, Income Taxes of our Condensed Consolidated Financial Statements. Our estimated annual effective tax rate is (12.2%) which differs from the US federal statutory rate of 21% primarily due to tax benefits from research and development tax credits.
Liquidity and Capital Resources
Cash and Cash Equivalents
As of September 30, 2019, our principal sources of liquidity were cash and cash equivalents and investment securities, which had an aggregate balance of $45.2 million.
Working Capital
As of September 30, 2019, we had working capital of $22.4 million, compared to working capital of $79.8 million as of December 31, 2018. The decrease in our working capital was primarily due to a decrease in cash and cash equivalents related to the acquisition of Dynasty, an increase in other current liabilities due to the $6.0 million Holdback Amount related to the Dynasty acquisition, the recording of lease liabilities associated with the adoption of ASU 2016-02, and increases in accrued employee expenses and accrued expenses. The decrease in our working capital was partially offset by increases in prepaid expenses and other current assets, investment securities-current, and accounts receivable due to an increase in revenue from Value+ services.
Revolving Facility
As of September 30, 2019, we had a $50.0 million revolving line of credit, ("the Revolving Facility"), under the terms of the Credit Agreement, as further described in Note 8, Long-Term Debt of our Condensed Consolidated Financial Statements. As of both September 30, 2019 and December 31, 2018, we had no outstanding balance under the Revolving Facility.

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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$23,413	$24,601
Net cash used in investing activities	(70,728)	(24,784)
Net cash used in financing activities	(6,639)	(2,181)
Net decrease in cash, cash equivalents and restricted cash	$(53,954)	$(2,364)
Net Cash Provided by Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our core solutions and Value+ services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
For the nine months ended September 30, 2019, net cash provided by operating activities was $23.4 million resulting from net income of $31.9 million, adjusted by non-cash charges of $2.3 million and a net decrease in our operating assets and liabilities of $6.2 million. The non-cash charges primarily consist of a one-time benefit of $27.0 million related to the release of the valuation allowance for our deferred tax assets, offset by $16.2 million of depreciation and amortization of our property and equipment and capitalized software development costs, $5.4 million of stock-based compensation and $3.0 million of amortization of operating lease right-of-use ("ROU") assets in accordance with ASU 2016-02. The net decrease in our operating assets and liabilities was mostly attributable to an increase of $4.4 million in prepaid expenses and other current assets, a $2.9 million decrease in operating lease liabilities, and a $2.8 million increase in accounts receivable primarily driven by growth of our Value+ services. The decrease in our operating assets and liabilities was partially offset by a $1.1 million decrease in other assets, a $1.0 million increase in deferred revenue, a $1.0 million increase in other liabilities, and a $0.5 million increase in accrued employee expenses.

For the nine months ended September 30, 2018, net cash provided by operating activities was $24.6 million resulting from net income of $17.3 million, adjusted by non-cash charges of $15.4 million and offset by a net decrease in our operating assets and liabilities of $8.1 million. The non-cash charges primarily consist of $10.8 million of depreciation and amortization of our property and equipment and capitalized software development costs and $4.4 million of stock-based compensation. The net decrease in our operating assets and liabilities was mostly attributable to a $5.0 million increase in other assets due to the capitalization of deferred costs in accordance with ASU 2014-09, a $4.2 million decrease in deferred revenue due to an increase in the number of customers invoiced monthly versus annually, a $3.9 million increase in prepaid expenses and other current assets, a $3.2 million decrease in accrued employee expenses due to the payout of accrued employee bonuses, and a $1.5 million increase in accounts receivable primarily driven by growth of our Value+ services. This decrease in our operating assets and liabilities was partially offset by an increase in other liabilities of $5.9 million and an increase in accrued expenses of $3.4 million.

Net Cash Used in Investing Activities
Net cash used in investing activities is generally comprised of purchases, maturities and sales of investment securities, additions to capitalized software development, cash paid for business acquisitions and capital expenditures.
For the nine months ended September 30, 2019, investing activities used $70.7 million in cash primarily due to $54.0 million used to acquire Dynasty, as well as capitalized software development costs of $15.7 million for the continued investment in our software development, purchases of investment securities of $10.7 million, and capital expenditures of $4.1 million to purchase property and equipment for the continued growth and expansion of our business. These uses were partially offset by sales and maturities of investment securities of $2.8 million and $11.0 million, respectively.
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
Net Cash Used in Financing Activities
Net cash used in financing activities is generally comprised of proceeds from the exercise of stock options, net share settlements for employee tax withholdings associated with the vesting of restricted stock units ("RSUs"), and activities associated with the Revolving Facility.
For the nine months ended September 30, 2019, financing activities used $6.6 million in cash primarily as a result of net share settlements for employee tax withholdings associated with the vesting of RSUs of $5.5 million, as well as principal payments on debt of $2.6 million, and payments of debt issuance costs of $0.4 million, partially offset by proceeds from issuance of debt of $1.7 million and proceeds from stock option exercises of $0.3 million.

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
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any off-balance sheet arrangements.
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
Short-Term Investments
At September 30, 2019, we had cash and cash equivalents of $20.1 million consisting of bank deposits, money market funds, and treasury securities, and $25.1 million of investment securities consisting of corporate bonds, United States government agency securities, and treasury securities. The primary objective of investing in securities is to support our liquidity and capital needs. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of September 30, 2019, a hypothetical 100 basis point decrease in interest rates would have resulted in an immaterial impact on the fair value of our investment securities.
Revolving Facility
At September 30, 2019, we had a $49.1 million balance outstanding under our Term Loan, which bears interest at a variable rate (refer to Note 8, Long-Term Debt of our Condensed Consolidated Financial Statements for additional information). If interest rates rise, our debt service obligations on the borrowings under the Revolving Facility would increase even if the amount borrowed remained the same, which would affect our results of operations. At September 30, 2019, a hypothetical 100 basis point increase in interest rates would have had an immaterial impact on our interest expense under our Term Loan.
Inflation Risk
We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in inflation rates.
As of September 30, 2019, except as discussed above, there were no material changes in the market risks described in the section of our Annual Report entitled “Quantitative and Qualitative Disclosure about Market Risk.”
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
During the nine months ended September 30, 2019, we implemented changes to our internal control processes in response to the adoption of the new leasing standard that became effective January 1, 2019. This implementation resulted in changes to our internal controls relating to the evaluation, accounting and disclosure of leases. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of our internal control over financial reporting.
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
Security vulnerabilities in our software solutions or a breach of our security controls could result in the loss, theft, misuse, unauthorized disclosure, or unauthorized access to customer or employee data, or other confidential and sensitive information, which could harm our relationships with customers or employees, expose us to litigation or regulatory proceedings, or harm our reputation, any of which could materially harm our business and operating results.
Our business involves the storage and transmission of a significant amount of confidential and sensitive information, including the personal information of our employees and other individuals, customer data, and our proprietary financial, operational and strategic information. In providing our software solutions, we store and transmit large amounts of our customers’ data, including sensitive and proprietary data and personal information collected by or on behalf of our customers. Our software solutions are typically the system of record, system of engagement and, increasingly, the system of intelligence for all or a portion of our customers’ businesses, and the data processed through our software solutions is critical to their businesses. Cyber-attacks and other malicious Internet-based activities continue on a regular basis, as evidenced by the recent targeting of a number of high profile companies and organizations. Like many other businesses, we have experienced, and are continually at risk of being subject to, attacks and data security incidents. As our business grows, the number of users of our software solutions, as well as the amount of information we collect and store, is increasing, and our brands are becoming more widely recognized. We believe these factors combine to make us an even greater target for this type of malicious activity. Although we take data security seriously, there can be no assurance that the security measures we employ will prevent malicious or unauthorized access to our systems and information.

Techniques used to sabotage, or to obtain unauthorized access to, systems or networks change frequently and may not recognized until launched against a target. Furthermore, no security program can eliminate entirely the risk of non-malicious human error, such as an employee or contractor’s failure to follow one or more security protocols. Therefore, despite our significant efforts to keep our systems and networks protected and up to date, we may be unable to anticipate cyber attacks, detect security incidents or react to them in a timely manner, or implement adequate preventive measures, any of which may expose us to a risk of loss, litigation and potential liability. In addition, some of our third-party service providers also collect and/or store our sensitive information and our customers’ data on our behalf, , and these service providers are subject to similar threats of cyber-attacks and other malicious Internet-based activities.
If our security measures, or the security measures of our third-party service providers, are breached as a result of wrongdoing or malicious activity on the part of our employees, our partners’ employees, our customers’ employees, or any third party, or as a result of any human error or neglect, product defect or otherwise, and this results in the loss, theft, misuse, unauthorized disclosure, or unauthorized access to customer data or other sensitive information, we could incur liability to our customers and to individuals or organizations whose information was being stored by us or our customers, as well as, for example, fines from payment processing networks and/or regulatory action by governmental bodies. If we experience a widespread security breach, we cannot be certain that our insurance coverage will be sufficient to compensate us for liabilities actually incurred or that insurance will continue to be available to us on reasonable terms, or at all. In addition, any security breaches could result in reputational damage, adversely affect our ability to attract new customers and cause existing customers to reduce or discontinue the use of our software solutions, any of which could harm our business and operating results. Furthermore, the perception by our current or potential customers that our software solutions could be vulnerable to exploitation or that our security measures are inadequate, even in the absence of a particular problem or threat, could reduce market acceptance of our software solutions and cause us to lose customers.
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

Our tenant screening services business is subject to a number of complex laws that are subject to varying interpretations, including without limitation the Fair Credit Reporting Act (the "FCRA") and related regulations. The FCRA has recently been the subject of multiple class-based litigation proceedings, as well as numerous regulatory inquiries and enforcement actions. In addition, entities such as the Federal Trade Commission (the "FTC") and the Consumer Financial Protection Bureau ("CFPB") have the authority to promulgate rules and regulations that may impact our customers and our business. Although we attempt to structure and adapt our tenant screening services to comply with these and other relevant laws and regulations, we may from time to time be found to be in violation of them. Further, regardless of our compliance with applicable laws and regulations, we may from time to time be subject to regulatory inquiries, enforcement actions, class-based litigation or indemnity demands.

As we have discussed, we recently settled a class action lawsuit related to alleged violations of the FCRA. In addition, and as previously announced, we received a CID from the FTC in December 2018 requesting certain information relating to our compliance with the FCRA in connection with our tenant screening services business. Further, we received a Request for Information from the Civil Rights Division (Housing and Civil Enforcement Section) of the U.S. Department of Justice in July 2019 requesting certain information relating to our compliance with the Servicemembers Civil Relief Act in connection with our tenant screening services business. (For additional information regarding legal proceedings, refer to Note 9, Commitments and Contingencies of our Condensed Consolidated Financial Statements.) Due to the large number of tenant screening transactions in which we participate, our potential liability in an enforcement action or a class action lawsuit could be significant, especially given that certain applicable laws and regulations provide for fines or penalties on a per occurrence basis. The existence of any such enforcement action or class action lawsuit, whether meritorious or not, may adversely affect our ability to attract customers, result in the loss of existing customers, harm our reputation and cause us to incur defense costs or other expenses. Any of the foregoing events may negatively affect our business, financial condition, operating results and, ultimately, our stock price.
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
We store and transmit personal information relating to our employees and other individuals, and our customers use our technology platform to store and transmit a significant amount of personal information relating to their clients, vendors, employees and other industry participants. Privacy and data security have become significant issues in the United States and in other jurisdictions where we may operate or offer our software solutions. The regulatory framework relating to privacy and data security worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Federal, state and foreign government bodies and agencies have in the past adopted, and may in the future adopt, laws and regulations regarding the collection, use, processing, storage and disclosure of personal or identifying information obtained from customers and other individuals. For instance, the California Consumer Privacy Act, which is scheduled to take effect on January 1, 2020, creates new data privacy and security rights for California residents. Similarly, there are a number of existing and proposed laws and regulations in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations in areas affecting our business. These new obligations could increase the cost and complexity of delivering our services, and divert our managements’ attention from pursuing strategic objectives.
In addition to government regulation, privacy advocates and industry groups may propose various self-regulatory standards that may legally or contractually apply to our business. Because the interpretation and application of many privacy and data security laws, regulations and applicable industry standards are uncertain, it is possible that these laws, regulations and standards may be interpreted and applied in a manner inconsistent with our existing privacy and data management practices. As new laws, regulations and industry standards take effect, and as we expand into new jurisdictions or verticals, we will need to understand and comply with various new requirements, which may result in significant additional costs.
To the extent applicable to our business or the businesses of our customers, these laws, regulations and industry standards could have negative effects on our business, including by increasing our costs and operating expenses, and/or delaying or impeding our deployment of new or existing core functionality or Value+ services. Compliance with these laws, regulations and industry standards requires significant management time and attention, and failure to comply could result in negative publicity, subject us to fines or penalties, expose us to litigation, or result in demands that we modify or cease existing business practices. In addition, the costs of compliance with, and other burdens imposed by, such laws, regulations and industry standards may adversely affect our customers’ ability or desire to collect, use, process and store personal information using our software solutions, which could reduce overall demand for them. Even the perception of privacy and data security concerns, whether or not valid, may inhibit market acceptance of our software solutions in certain verticals. Furthermore, privacy and data security concerns may cause our customers’ clients, vendors, employees and other industry participants to resist providing the personal information necessary to allow our customers to use our applications effectively. Any of these outcomes could adversely affect our business and operating results.
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

The market price of our Class A common stock has been, and is likely to continue to be, highly volatile, and fluctuations in the price of our Class A common stock could cause you to lose all or part of your investment. For example, from September 30, 2018 to September 30, 2019, the share price of our Class A common stock on the NASDAQ Global Market fluctuated between $54.36 and $107.70.

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

S&P Dow Jones, a provider of widely followed stock indices, has announced that companies with multiple classes of stock, will not be eligible for inclusion in certain of their indices. As a result, our Class A common stock will not be eligible for those stock indices. Additionally, FTSE Russell, another provider of widely followed stock indices, requires new constituents of its indices to have at least five percent of their voting rights in the hands of public stockholders. At September 30, 2019, the holders of the outstanding shares of our Class B common stock, including our executive officers, directors, and principal stockholders, collectively hold approximately 92% of the combined voting power of our outstanding capital stock. Many investment funds are precluded from investing in companies that are not included in such indices, and these funds would be unable to purchase our Class A common stock. We cannot assure you that other stock indices will not take a similar approach in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.

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
At September 30, 2019, we had an aggregate of 1.4 million options outstanding that, if fully exercised, would result in the issuance of additional shares of Class A common stock or Class B common stock, as applicable. Our Class B common stock converts into Class A common stock on a one-for-one basis. In addition, at September 30, 2019, we had 0.6 million restricted stock units, or RSUs, outstanding which, if fully vested and settled in shares, would result in the issuance of additional shares of Class A common stock. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options), or upon the vesting and settlement of RSUs, have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance.

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

AppFolio, Inc.

Date:	October 28, 2019	By:	/s/ Ida Kane
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