Form 10-K
period 2019-12-31
APPFOLIO INC
filed 2020-03-02
CIK 1433195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

 FORM 10-K
_________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-37468
_________________
AppFolio, Inc.
(Exact name of registrant as specified in its charter)
_________________

Delaware		26-0359894
(State of incorporation or organization)		(I.R.S. Employer Identification No.)

50 Castilian Drive
Santa Barbara,	California	93117
(Address of principal executive offices)		(Zip Code)

 (805) 364-6093
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Class A common stock, par value $0.0001 per share	APPF	The NASDAQ Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Class A common stock on June 28, 2019 (the last business day of the registrant’s mostly recently completed second fiscal quarter), as reported on the NASDAQ Global Market on such date, was approximately $1.786 billion. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer, director and holder of 10% or more of the registrant’s outstanding Class A common stock and Class B common stock have been excluded from this calculation as such persons may be deemed to be affiliates. The determination of affiliate status for this purpose does not reflect a determination that any of such persons shall be deemed to be an affiliate of the registrant for any other purpose.

At February 14, 2020, the number of shares of the registrant’s Class A common stock outstanding was 16,591,623 and the number of shares of the registrant’s Class B common stock outstanding was 17,566,442.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (this “Annual Report”), are incorporated by reference in Part III, Items 10-14 of this Annual Report. Except for the portions of the Proxy Statement specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.
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

APPFOLIO, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Annual Report") for the fiscal year ended December 31, 2019 (fiscal 2019), includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements included in or incorporated by reference in this Annual Report that are not statements of historical facts, which can generally be identified by words such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “could,” “will,” “would” or similar expressions and the negatives of those expressions. Forward-looking statements also include the assumptions underlying or relating to such statements. In particular, forward looking statements contained in this Annual Report relate to, among other things, our future or assumed financial condition, results of operations and liquidity, business forecasts and plans, certain trends affecting our business and industry, capital needs and financing plans, capital resource allocation plans, potential repurchase of our shares, research and product development plans, future products and Value+ services, growth in the size of our business and number of customers, strategic plans and objectives, the impact of acquisitions and investments, changes in the competitive environment, the outcome of legal proceedings or regulatory matters, and the application of accounting guidance. We caution you that the foregoing list may not include all of the forward-looking statements made in this Annual Report.

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
Overview
Our mission is to revolutionize vertical industry businesses by providing great software and services. To that end, today we offer industry-specific, cloud-based business software solutions, services and data analytics to the real estate market, which represents over 90% of our revenue, and, to a lesser extent, to the legal market. Although specific functionality varies by product, our core solutions address common business operations and interactions of businesses in our targeted verticals. In addition to our core solutions, we offer a range of optional, but often business-critical, Value+ services. Our Value+ services are built to enhance, automate and streamline processes and support workflows essential to our customers' businesses.
Our real estate software solutions provide our property management customers (including third-party property managers and owner-operators who manage single- and mutli- family residences, community associations, commercial properties, and student housing, as well as mixed real estate portfolios) with a system of record to automate essential business processes, a system of engagement to enhance business interactions between our customers and their clients and other stakeholders, and a system of intelligence designed to leverage data to predict and optimize business workflows in order to enable superior customer experiences and increase efficiency across our customers' businesses. Our mobile-optimized software solutions are designed for use across multiple devices and operating systems. Our software solutions are all offered as a service for our customers and hosted using a modern cloud-based architecture. This architecture leads to rich data sets that have a consistent schema across our customer base and enables us to deploy data-powered products and services for our customers. We also provide software solutions to the legal market that enable law firms to administer their practice and manage their caseloads more efficiently by centralizing case details in a single system of record and system of engagement.
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
For the years ended December 31, 2019, 2018 and 2017, our revenue was $256.0 million, $190.1 million and $143.8 million, respectively. During each of these years we have derived more than 90% of our revenue from our solutions serving the real estate market, primarily property management companies. Our revenue has limited seasonality as discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report, within the section entitled "Quarterly Revenue and Cost Trends."
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
We evaluate the success of our business during the periods presented based on factors such as the development and launch of new and innovative core functionality and Value+ services, enhancements to user experience, customer satisfaction, growth in our revenue and customer base, fluctuations in costs and operating expenses as a percentage of revenue, operating loss or income and cash flows from operating activities. We have managed, and plan to continue to manage, our business towards the achievement of long-term growth that we believe will positively impact long-term stockholder value, and not towards the realization of short-term financial or business metrics, or short-term stockholder value. We have invested, and intend to continue to invest, in our business to capitalize on our market opportunity.

Our business, including our core functionality and Value+ services, as well as our customers and other stakeholders in the vertical markets we serve, is subject to constantly evolving laws, rules and regulations, any or all of which may impede our growth or diminish our existing business. Despite our significant efforts to monitor and comply with this evolving legal and regulatory landscape, we may be unable to do so, and new or existing laws, rules and regulations may lead to increased litigation, investigation or other legal proceedings and related costs, diversion of management resources, and limitations on our ability to conduct our business, any of which may negatively impact our ability to meet our long term corporate objectives.
Real Estate Market
In 2008, we entered the real estate market with our first product, AppFolio Property Manager ("APM"), a property management solution designed to address the unique operational and business requirements of property management companies. Recognizing that our customers and their stakeholders would benefit from additional business critical services, we launched a series of Value+ services beginning in 2009. Our first Value+ service assisted our customers in the marketing of their rental properties by offering property level website design and hosting services. In 2010, we commenced the roll out of our electronic payment services, thereby facilitating the payment of rent via ACH by tenants. In 2011, we launched tenant screening services, further assisting our customers with the leasing process. In 2012, we introduced our legal liability to landlord insurance program, which protects property owners and managers from certain defined losses. In 2013, we expanded our electronic payment services by allowing residents to pay rent by electronic cash payment ("ECP") and credit or debit card. In 2014, we launched a tenant-facing contact center solution to assist our property managers with resolving incoming maintenance requests. In 2015, we expanded the marketing services offered to our property management customers with a premium leads service built on technology acquired with our acquisition of RentLinx LLC ("Rentlinx") and expanded our electronic payment services to facilitate payments made between our customers and property owners and vendors. In 2016, we introduced a tenant debt collection Value+ service to assist our property managers with running a more efficient business with the collection of past due rents. In 2017, we expanded our insurance services to enable tenants to purchase renters insurance from within APM, protecting both our property management customers and their tenants. In 2018, we acquired substantially all of the assets of WegoWise, Inc. ("WegoWise"), a provider of cloud-based utility analytics software solutions, and began offering AppFolio Utility Management as a Value+ service to our property management customers in mid-2019. In 2018, we also released AppFolio Property Manager PLUS, ("APM PLUS"), a new tier of APM designed for larger businesses with more complex needs. APM PLUS builds upon the functionality of APM and additionally offers data analytics, configurable workflows, and revenue management and optimization functionality for our customers. In January 2019, we acquired Dynasty Marketplace, Inc., ("Dynasty"), a provider of advanced artificial intelligence ("AI") solutions for the real estate market, and began offering an AI Leasing Assistant, Lisa, as a Value+ service to our property management customers in mid-2019. In April 2019, we launched AppFolio Investment Management, which enables real estate investment managers to better manage their investor relationships by increasing transparency and streamlining certain business processes.
Our Real Estate Solutions
Although specific functionality varies by product, our core real estate solutions address common business operations and interactions of property managers by providing key functionality, including accounting, document management, real-time interactive search, data analytics and communication options. Our optional, but often business-critical Value+ services, which make up a significant portion of our revenue, enable our customers to adapt our platform to their specific operational requirements. Many of the software solutions and Value+ services we offer in the real estate market are subject to certain legal, regulatory and other requirements and, despite our significant efforts to comply with all such requirements, there can be no guarantee that our efforts will be sufficient or that existing laws, rules or other requirements will not be interpreted, revised, augmented or rewritten in a way that adversely affects our real estate solutions and Value+ services, which comprise a significant majority of our business. Please refer to Item 1A., "Risk Factors", for a more complete discussion of these and other risk-related issues.
AppFolio Property Manager - Core Solution
APM is a cloud-based software solution that provides property management customers of various sizes innovative tools and services designed to streamline their property management businesses. Our software solution serves a variety of property types, including single- and multi-family residential, commercial, community association, and student housing, and is continuously evolving to help our customers more effectively market, manage, and grow their businesses. Core functionality addresses key operational issues, including accounting and business analytics and management, marketing and leasing functionality, and communications with key stakeholders. APM PLUS, builds upon the functionality of APM and additionally offers data analytics, configurable workflows, and revenue management and optimization functionality for our large and more complex property management customers.
AppFolio Property Manager - Value+ Services

In addition to our core solution, we offer a range of optional, but often business-critical, Value+ services built to enhance, automate and streamline property management processes and support workflows essential to our customers' businesses. Our Value+ services generally fall into the categories of marketing and leasing, electronic payment services, resident services, business optimization and risk mitigation. Value+ services are integrated with APM and APM PLUS so customers and their stakeholders may benefit from added efficiency and ease of use.
We deliver and maintain professionally designed and architected Websites that showcase our customers’ businesses. Our websites are fully-integrated with APM functionality, including vacancy postings, electronic payment services, owner portals, and maintenance requests. Property managers can track and analyze site traffic and lead generation and identify prospects by evaluating guest cards that are completed by prospective tenants who visit the websites in connection with posted vacancies. Features include search engine optimized content including floor plans, video walkthroughs, professional photography and video production, and branding and logo creation.
Our accounting features include Electronic Payment Services that allow property managers to streamline their payables and receivables online. Our customers can collect rental application fees, rent payments and other tenant charges through a secure online portal, mobile app, and ECP, as well as receive owner contributions. They can quickly and conveniently pay owners, vendors and their own management company as well.
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
Through wholly-owned subsidiaries, we offer two insurance options, Liability to Landlord Insurance and Renters Insurance, that can be tailored to help property managers protect their properties and meet renters’ needs. Property managers can instantly enroll residents in Liability to Landlord Insurance, which offers owners and investors increased protection against tenant-caused damage. Renters have the option of purchasing renters insurance through an online portal to protect their personal belongings, as well as the property itself, from certain unexpected damages.

Our Maintenance Contact Center is built into our customers APM maintenance workflow and is staffed 24/7/365 by trained agents, each acting as an extension of our property management customers’ teams to resolve or route incoming maintenance requests. Contact center agents are able to enter non-emergency work orders directly into APM’s property maintenance software for a property manager’s approval, and to dispatch vendors immediately in case of an emergency.

Premium Leads allow customers to upgrade property listings to premium status and syndicate them to dozens of pay-to-list websites, including featured placement on many sites. Customers also receive advance call tracking and pay only for the verified leads they receive through the Value+ service.

With Tenant Debt Collections, our customers can electronically send past due tenant debt from their APM database to a national fully-licensed third party debt collection agency to attempt to recover uncollected revenue. This Value+ service also includes reporting unpaid balances to three major credit bureaus.

With Utility Management, our customers are able to automate utility bill processing and resident billing, and manage utility-related operating and capital expenditures.

Our AI Leasing Assistant, Lisa, works 24/7 as part of the leasing team to provide tailored text message or email responses to prospective renters in real-time, and leverages integrated reporting to track leasing performance with accurate data to drive increased occupancy rates and operational efficiency.
AppFolio Investment Management - Core Solution
AppFolio Investment Management is a cloud-based software solution for real estate investment managers of various sizes providing innovative tools and services designed to streamline their real estate investment management businesses. Core functionality addresses key operational issues, including management of investor relationships by increasing transparency and streamlining communications with key stakeholders.
Seasonality in Real Estate
We experience limited seasonality in our Value+ services revenue, primarily with respect to certain leasing-related services we provide to our property management customers, including our tenant screening services and new tenant applications which impact electronic payment services revenue. Our property management customers historically have processed fewer applications for new tenants during the fourth quarter. As a result of this seasonal decline in activity, we have typically experienced overall slower sequential revenue growth or a sequential decline in revenue in the fourth quarter of each of our most recent fiscal years. We expect this seasonality to continue in the foreseeable future.
Legal Market

We entered the legal market with the acquisition of MyCase in 2012. In 2013, we introduced website design and hosting services, our first Value+ service for our legal market customers, designed to assist small law firms with the marketing of their practices, electronic storage of case information and communications. In 2016, we launched electronic payments services for the legal market, which streamlined the billing and receivables process through MyCase. Similar to our offerings in the real estate market, our software solutions and Value+ services in the legal market are subject to strict legal, regulatory and other requirements. Please refer to Item 1A., "Risk Factors", for a more complete discussion of these and other risk-related issues.
Our Legal Solutions
MyCase - Core Solution

MyCase is a cloud-based software solution for the legal market that provides small law firms innovative tools and services designed to streamline their legal practice and manage their caseload. MyCase core functionality addresses key operational issues, including managing calendars, contacts and documents, time tracking, billing and collections, communicating with clients and securely sharing sensitive and privileged materials. MyCase is continuously evolving to help our customers more effectively market, manage and grow their firms.

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
Our Customers
We define our customer base as the number of customers paying for subscriptions to our core solutions. No individual customer represented 10% or more of our total revenue for fiscal 2019.
Over 90% of our annual revenue is derived from the software solutions, services and data analytics we offer to the real estate market. The significant majority of our customers in the real estate market use our property management solutions. As of December 31, 2019, we had 14,385 property management customers.
As of December 31, 2019, we also had 10,971 small law firm customers that directly and indirectly account for less than 10% of our annual revenue.
Sales and Marketing

We leverage a modern and scalable marketing approach along with marketing automation technology to attract and engage prospects, build brand recognition and our reputation as an industry leader. We participate in and drive industry thought leadership and education with both online and offline activities, and we use a variety of inbound and outbound marketing techniques to promote our business software solutions, services and data analytics.

Our real estate business development team acts in partnership with our marketing and sales teams to reach potential customers and generate sales opportunities and speed the time from evaluation to close. Our real estate sales representatives assist prospective customers as they evaluate our software solutions. Our interactive sales methodology allows our sales team to quickly build relationships, assess our customers’ business challenges, and demonstrate the benefits of our core functionality and Value+

services. Throughout the customer relationship, we continue to promote adoption and usage of our Value+ services through a variety of channels, including email, webinars, training, sales outreach and from within our software solution via in-app messaging. As we serve larger and more complex real estate customers, we have invested in additional headcount to manage and grow these customer relationships over time.

Prospective law firm customers either sign up for a free trial on a self-service basis or speak to our business development representatives or legal sales representatives as they evaluate our software solutions.

Customer Service

Our success is based on long-term customer retention, not a one-time sale, and we partner with our customers throughout the life of our relationship. We design our software solutions to be simple and easy to implement, use and manage, and offer unlimited training and support at no extra charge. We pride ourselves on being customer-centric and strive to educate our customers on the core functionality and Value+ services they can use to improve business efficiency and productivity.

Our onboarding team strives to ensure that customers are prepared to run their businesses on our platform and provide a seamless onboarding experience. As a result of our assistance with data migration matters, we are able to provide valuable insights into data integrity and work with our customers to help resolve any issues in their underlying business processes. We also assist our customers with the configuration of our platform for particular property types or cases, as appropriate. We provide a dedicated team throughout the onboarding process and beyond, and we share insights on best practices in both of our targeted verticals. In addition, certain team members are focused on guiding our customers through the adoption and utilization of our Value+ services.

Technology and Operations

Data Security and Availability

We use Ruby-on-Rails as our primary web application framework . We take great care to keep these application frameworks and the rest of our software stack current in order to mitigate known security vulnerabilities. Our software solutions run on a combination of both public and private cloud infrastructure across five distinct geographic U.S. regions, consisting of both our own servers and Amazon’s Elastic Compute Cloud platform. Our servers are located in state-of-the-art data centers operated by third-party service providers, including Amazon Web Services. Physical security at these facilities includes a variety of access controls, including electronic keycards, pin codes, biometric hand scans and mantraps, and policing by high resolution, motion sensitive video surveillance. These facilities provide redundant power and a system of heating, ventilating and air conditioning, as well as fire-threat detection and suppression. In order to ensure that no data is ever lost and that customer requests can be satisfied, production assets are securely backed up to external environments.

Our operators monitor our systems to ensure high performance and availability and our architecture allows our operators significant flexibility in achieving these goals. In particular, our operators have fine-grained control over the specific server and region on which each customer's data resides, and can easily move customer data between five geographic regions in order to avoid service disruption or to increase service performance.

Sensitive customer data is encrypted during transmission and before being written to disk, including passwords, Social Security, and tax identification numbers. We regularly evaluate our Internet security, including through third-party penetration testing. In addition, our software solutions allow our customers to define roles that provide different levels of access to users, allowing them to view and modify specific items depending on their role. Supervisors can distribute work to on-site staff in a secure and controlled environment, while leadership retains visibility across the entire system. Our customers may also elect to further secure their account through two-factor authentication. Notwithstanding the foregoing, there can be no assurance that the significant data security measures we employ will prevent malicious or unauthorized access to our systems and information. Please refer to Item 1A., "Risk Factors", for a more complete discussion of these and other risk-related issues.

Research and Product Development

We entrust product design, development and testing to our team of engineers, who coordinate closely with our product management team to launch core functionality, products and Value+ services. Our engineers are organized in small teams to foster agility and continued innovation in responding to the evolving needs of our customers. We leverage a collaborative, team-based and test-driven approach to engineering in order to release new functionality frequently. We believe that it is easier for our customers to adjust to continuous updates to our software solutions, which incrementally change and improve their user experience, than it is to adapt to infrequent, but more drastic upgrades.

We rely heavily on input from our customers and prospective customers in developing products that meet their needs and in anticipating developments in their respective industries. Our product management team leads our research and market validation efforts and provides guidance to management and our engineering team based on our collective domain expertise and in-depth knowledge and understanding of our customers. As a result, our product management team engages regularly with customers, partners, and other industry participants, as well as our customer service and sales and marketing organizations. Our product management team manages our development projects generally and serves to align separate functions within the company with a single strategic vision. Nevertheless, the software industry in general, and our targeted markets in particular, are characterized by rapid technological advances, changing industry standards, evolving customer requirements and intense competition, and we cannot be certain that our research and product development strategies will be successful in each and every market we serve. Please refer to Item 1A., "Risk Factors", for a more complete discussion of these and other risk-related issues.
Our Culture and Employees
We believe our people are at the heart of our success and our customers’ success, and we have worked hard not only to attract and hire quality individuals but also to nurture and develop our valuable human resources. We believe in the strong team we have cultivated, particularly in our deep bench of leaders who continue to execute our strategic plans and encourage innovation across the organization. We further believe that our company culture, driven by a dedication to the following six core values, provides us with a significant competitive advantage:

▪	Simpler Is Better

▪	Great, Innovative Products Are Key To A Great Business

▪	Great People Make A Great Company

▪	Listening To Customers Is In Our DNA

▪	Small, Focused Teams Keep Us Agile

▪	We Do The Right Thing Because It’s Good For Business
By recruiting people who are inspired by these values, focusing on building an outstanding culture and offering opportunities for professional and personal growth, AppFolio has been recognized as a Best Place to Work by Glassdoor 2020 and honored by Great Place to Work as Best Workplace for Women and Parents, Best Place to Work in Texas, and Best Small & Medium Workplace for 2019.
At December 31, 2019, we had 1,240 employees, and we consider our relationship with them to be very good. We also hire temporary employees and consultants, and we feel similarly about our relationships with them. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We must continue to attract and retain highly qualified and motivated personnel across our organization to execute our growth plan and achieve our strategic objectives. If we fail to do so, our business and operating results may suffer. Please refer to Item 1A., "Risk Factors", for a more complete discussion of these and other risk-related issues.
Our Growth Strategy
We have managed, and plan to continue to manage, our business towards the achievement of long-term growth that we believe will positively impact long-term stockholder value, rather than the realization of short-term financial or business metrics, or short-term stockholder value. Our growth strategy is to provide increasingly valuable business management software solutions, services and analytics to our customers and their key stakeholders. The technology surrounding business management software solutions, services and analytics are constantly evolving, and our growth strategy is thus subject to a variety of risks and uncertainties. Please refer to Item 1A., "Risk Factors", for a more complete discussion of these and other risk-related issues. Notwithstanding those risks and uncertainties, key components of our growth strategy include:
Maintain Product and Technology Leadership. We have made, and will continue to make, significant investments in research and new product development to expand our software solutions, services and data analytics capabilities as we deem appropriate in our target markets. We intend to continue using our market validation techniques and close relationships with our customers as a key source of feedback to inform and direct our product roadmap. We may also choose to acquire rather than build certain technology solutions, or to partner with third parties to deliver key functionality to serve our existing or prospective customers.
Keep Our Existing Customers Happy. We believe customer success is essential to our long-term success. We place significant emphasis on close relationships with our customers and on customer service to differentiate our software solutions from competing products. This emphasis will continue to be a critical component of our business strategy in the future. We believe that maintaining our focus on our customers will drive product innovation, leading to greater adoption and utilization of our software solutions over time.
Expand Adoption and Use By Existing Customers. We have made, and will continue to make, significant investments that expand our core functionality and/or add new Value+ services to meet the current and evolving needs and requirements of our customers and their key stakeholders. We expect our customers will continue to use our technology to manage their businesses and increasingly adopt and use additional Value+ services.
Acquire New Customers. We expect to grow our customer base with our sales and marketing programs, including evolving industry thought leadership and education, and the referral power of satisfied customers.
Enter New Adjacent Markets. We expect to continue to evaluate and expand into adjacent markets based on our market validation strategy and target customer feedback in a manner consistent with our strategic plan. We believe that, while we are continuously developing our software solutions within one market, we can apply certain relevant product enhancements and learnings from that market as we extend our platform into each successive adjacent market.
Expand into New Verticals. We expect to continue to review potential opportunities to expand into additional vertical markets in a manner consistent with our strategic plan. Any new vertical must also fit within our overall business strategy, including our management team's assessment of available alternatives, such as the number and size of potential adjacent market opportunities, and the relative risk and return of these opportunities.
Competition
The overall market for business management software is global, highly competitive and continually evolving to respond to changes in technology, operational requirements, and ever-changing laws and regulations. We believe our competitors primarily fall into the following categories:

•	On-premise or cloud-based vertical market business management software providers that serve companies of all sizes in our markets; and

•	On-premise or cloud-based horizontal business management software providers that offer broad solutions across multiple verticals.
We also see competition from numerous cloud-based solutions providers that focus almost exclusively on one or more point solutions. For example, in the real estate vertical, we compete with payment solutions providers, listing services, tenant screening applications and specialists in lease forms. In the legal vertical, we compete with time tracking, legal billing and payment services. Continued consolidation among cloud-based solution providers could lead to significantly increased competition.
We believe the principal competitive factors in each of our vertical markets include the following:
▪breadth and depth of functionality in software solutions and applications;
▪brand awareness and reputation;
▪ease of deployment and use of software solutions and applications;
▪level of customer satisfaction;
▪data security and availability;
▪nature and extent of mobile interface;
▪size of customer base and level of user adoption and usage;
▪total cost of ownership;
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

Intellectual Property
We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures and contractual restrictions to establish and protect our proprietary rights in our core solutions and Value+ services. At January 31, 2020, we had twelve issued United States patents that directly relate to our technology and expire between 2026 and 2033. We may pursue additional patent protection to the extent we believe it would be beneficial and cost effective.
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
We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties. Despite our precautions, it may be possible for unauthorized third parties to copy our software solutions and use information that we regard as proprietary to create products and services that compete with ours.
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
“AppFolio,” “MyCase,” the AppFolio logo, the MyCase logo, and other trademarks and trade names of AppFolio and MyCase appearing in this Annual Report are our property. All other trademarks or trade names appearing in this report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this report are referred to without the ® and ™ symbols. We do not intend our use or display of the trademarks, trade names or service marks of other parties to imply a relationship with, or endorsement or sponsorship of us, by such other parties.
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as amendments to those reports pursuant to Sections 13(a) and 15(d) of the Exchange Act. We also file proxy statements and information statements pursuant to Section 14 of the Exchange Act. The SEC maintains a website at www.sec.gov that contains the reports, proxy and information statements, and other information that we file with or furnish to the SEC electronically. Copies of the reports, proxy statements and other information may also be obtained, free of charge, electronically through our corporate website, at www.appfolioinc.com, as soon as reasonably practical after we file such material with, or furnish it to, the SEC.
ITEM 1A.     RISK FACTORS

An investment in our Class A common stock involves risks. You should consider carefully the risks and uncertainties described below, together with all of the other information included in this Annual Report, as well as in our other filings with the SEC, in evaluating our business. If any of the following risks actually occur, our business, financial condition, operating results and future prospects could be materially and adversely affected. In that case, the trading price of our Class A common stock may decline and you might lose all or part of your investment. The risks described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results and prospects.
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

We focus on growing our customer base by launching new and innovative core functionality and/or Value+ services to address our customers’ evolving business needs, developing and/or acquiring new products for adjacent markets and additional verticals consistent with our strategic plan, and improving the experience of our users across our targeted verticals. We prioritize product innovation and user experience over short-term financial or business metrics. We will make product decisions that may reduce our short-term operating results if we believe that these decisions are consistent with our strategic objective to achieve long-term growth. These decisions may not be consistent with the short-term expectations of some investors, and may cause significant fluctuations in our operating results from period to period. In addition, notwithstanding our intention to make strategic decisions that positively impact long-term stockholder value, the decisions we make may not produce the long-term benefits we expect.

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

We have experienced significant growth since our formation in 2006, and we anticipate that we will continue to experience growth and expansion of our operations. This growth in the size, complexity and diversity of our business has placed, and we expect it will continue to place, a significant strain on our management, administrative, operational and financial resources, as well as our company culture. Our future success will depend, in part, on our ability to manage this growth effectively. To manage the expected growth of our operations, we will need to continue to develop and improve our operational and financial controls and our reporting systems and procedures, continue to attract and retain highly qualified and motivated personnel across our organization, and continue to nurture and build on our company culture. Failure to effectively manage growth could adversely impact our business, including by resulting in errors or delays in deploying new core functionality to our customers, delays or difficulties in introducing new Value+ services or other products consistent with our strategic plan, declines in the quality or responsiveness of our customer service organization, exposure to legal, regulatory and operational risks inherent in our existing business and in any new products or services we provide to our customers or to our customers’ customers, increases in costs and operating expenses, and other operational difficulties. We expect these risks will only be increased as a result of any future products or services we develop and bring to market, as well as acquisitions or adjacent markets we may pursue. If any of these risks actually occur, it could adversely affect our operating results, and preclude us from achieving our strategic objectives.

We have a limited operating history and limited experience selling our solutions. We expect to make substantial investments across our organization to grow our business and, as a result, we expect our financial results may fluctuate significantly from period to period and we may not sustain profitability.

We were formed in 2006 and in 2008 entered the real estate vertical with our first product, APM, to serve property managers. We expanded our real estate offerings with the launch of APM PLUS in late 2018 and AppFolio Investment Management in April 2019. In 2012, we entered the legal vertical through the acquisition of MyCase, which represents less than 10% of our total revenue for fiscal 2019. As a result, we have a limited operating history and limited experience selling our software solutions, which are constantly changing and evolving, in two dynamic vertical markets. These and other factors combine to make it more difficult for us to accurately forecast our future operating results, which in turn makes it more difficult for us to prepare accurate budgets and implement strategic plans. We expect that this uncertainty will continue to exist in our business for the foreseeable future, and will be exacerbated to the extent we introduce new functionality, or enter adjacent markets or new verticals consistent with our strategic plan, or complete additional acquisitions.

We have made substantial investments across our organization to develop our software solutions and capitalize on our market opportunity. In order to implement our business strategy, we intend to continue to make substantial investments in, among other things:

▪
our research and product development organization to enhance the ease of use and functionality of our software solutions by adding new core functionality, Value+ services and/or other improvements to address the evolving needs of our customers, as well as to develop new products for adjacent markets and new verticals consistent with our strategic plan;

▪
our continued efforts to identify acquisition targets that enhance the depth or functionality of our software solutions or Value+ services, or that enable our expansion into adjacent markets or new vertical markets consistent with our strategic plan;

▪	our customer service organization to deepen our relationships with our customers, assist our customers in achieving success through the use of our software solutions, and promote customer retention;

▪
our sales and marketing organization, including expansion of our direct sales organization and marketing programs, to increase the size of our customer base, increase adoption and utilization of new and existing Value+ services by our new and existing customers, and enter adjacent markets and new vertical consistent with our strategic plan;

▪	maintaining and expanding our technology infrastructure and operational support to promote the security and availability of our software solutions, and support our growth;

▪
our general and administrative functions, including hiring additional finance, IT, human resources, legal, compliance and administrative personnel, to support our growth and assist us in achieving and maintaining compliance with public company reporting and legal, regulatory and other compliance-related obligations; and

▪	the expansion of our existing facilities, including leasing and building out additional office space, to support our growth and strategic development.

As a result of our continuing investments to grow our business in these and other areas, we expect our expenses to increase significantly, and we may not be consistently profitable. Even if we are successful in growing our customer base and increasing revenue from new and existing customers, we may not be able to generate additional revenue in an amount that is sufficient to cover our expenses. We may incur significant losses in a particular period for a number of reasons, and may experience significant fluctuations in our operating results from period to period, including as a result of the other risks and uncertainties described elsewhere in this Annual Report. We cannot assure you that we will continue to achieve profitability in the near term or that we will sustain profitability on a sequential quarterly basis or over any particular period of time. Any additional operating losses will have a negative impact on our stockholders’ equity.

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

We may require additional capital to support our operations or the growth of our business, and we cannot be certain that this capital will be available on favorable terms, or at all, when required, which may adversely affect our financial condition and, therefore, our business.

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

Market opportunity estimates are subject to significant uncertainty and are based on assumptions and estimates, including our internal analysis and industry experience. Assessing the market for industry-specific, cloud-based business management software is particularly difficult due to a number of factors, including limited available information and rapid evolution of the market. Further, market opportunity estimates sometimes change based on relevant macro-trends and market conditions, or evolving assessment methodologies. We determine the level of our investment in various aspects of the business, in part, based on our market opportunity estimates. If we had made different assumptions, our estimates of market opportunity, and/or our related investment determinations, could be materially different.

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

We have acquired, and may in the future acquire, other companies or technologies to complement or expand our software solutions, optimize our technical capabilities, enhance our ability to compete in our targeted verticals, provide an opportunity to expand into an adjacent market or new vertical, or otherwise offer growth or strategic opportunities. For example, in our real estate vertical, we acquired substantially all of the assets of WegoWise in 2018 and completed the acquisition of Dynasty in 2019. The pursuit of acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

We have limited experience acquiring other businesses. We may not be able to integrate acquired assets, technologies, personnel and operations successfully or achieve the anticipated synergies or other benefits from the acquired business due to a number of risks associated with acquisitions, including:

▪	the aggregate cost, whether in cash or equity securities, to acquire the business;

▪	difficulties integrating the assets, technologies, personnel or operations of the acquired business in a cost-effective manner;

▪	difficulties and additional expenses associated with supporting legacy products and services of the acquired business;

▪	difficulties converting the customers of the acquired business to our software solutions and contract terms;

▪	diversion of management’s attention from our business to address acquisition and integration challenges, as well as post-acquisition disputes;

▪	adverse effects on our existing business relationships with customers and strategic partners as a result of the acquisition;

▪	cultural challenges associated with integrating employees from the acquired organization into our company;

▪	the loss of key employees;

▪	use of resources that are needed in other parts of our business;

▪	costs associated with and exposure to new or enhanced legal, regulatory or other compliance-based and/or operational risks implicit in the acquired business;

▪	use of substantial portions of our available cash resources to consummate the acquisition or pay acquisition-related expenses; and

▪	unanticipated costs or liabilities associated with the acquisition.

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

Our business involves the storage and transmission of a significant amount of confidential and sensitive information, including the personal information of our employees and other individuals, customer data, and our proprietary financial, operational and strategic information. In providing our software solutions, we store and transmit large amounts of our customers’ data, including sensitive and proprietary data and personal information collected by or on behalf of our customers. Our software solutions are typically the system of record, system of engagement and, increasingly, the system of intelligence for all or a portion of our customers’ businesses, and the data processed through our software solutions is critical to their businesses. Cyber attacks and other malicious Internet-based activities continue on a regular basis, as evidenced by the recent targeting of a number of high profile companies and organizations. Like many other businesses, we have experienced, and are continually at risk of being subject to, attacks and data security incidents. As our business grows, the number of users of our software solutions, as well as the amount of information we collect and store, is increasing, and our brands are becoming more widely recognized. We believe these factors combine to make us an even greater target for this type of malicious activity. Although we take data security seriously, there can be no assurance that the security measures we employ will prevent malicious or unauthorized access to our systems and information. Techniques used to sabotage, or to obtain unauthorized access to, systems or networks change frequently and may not be recognized until launched against a target. Furthermore, no security program can eliminate entirely the risk of non-malicious human error, such as an employee or contractor’s failure to follow one or more security protocols. Therefore, despite our significant efforts to keep our systems and networks protected and up to date, we may be unable to anticipate cyber attacks, detect security incidents or react to them in a timely manner, or implement adequate preventive measures, any of which may expose us to a risk of loss, litigation and potential liability. In addition, some of our third-party service providers also collect and/or store our sensitive information and our customers’ data on our behalf, and these service providers are subject to similar threats of cyber attacks and other malicious Internet-based activities.

If our security measures, or the security measures of our third-party service providers, are breached as a result of wrongdoing or malicious activity on the part of our employees, our partners’ employees, our customers’ employees, or any third party, or as a result of any human error or neglect, product defect or otherwise, and this results in the loss, theft, misuse, unauthorized disclosure, or unauthorized access to customer data or other sensitive information, we could incur liability to our customers and to individuals or organizations whose information was being stored by us or our customers, as well as, for example, fines from payment processing networks and/or regulatory action by governmental bodies. If we experience a widespread security breach, we cannot be certain that our insurance coverage will be sufficient to compensate us for liabilities actually incurred or that insurance will continue to be available to us on reasonable terms, or at all. In addition, any security breaches could result in reputational damage, adversely affect our ability to attract new customers and cause existing customers to reduce or discontinue the use of our software solutions, any of which could harm our business and operating results. Furthermore, the perception by our current or potential customers that our software solutions could be vulnerable to exploitation or that our security measures are inadequate, even in the absence of a particular problem or threat, could reduce market acceptance of our software solutions and cause us to lose customers. The legal and regulatory environment around data security and governance is significantly evolving and tightening, and both regulators and consumers are increasingly taking action on data-related matters, which may contribute to increased reputational, economic and other harm in the event of a data security incident.

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

Our customers use our software solutions to manage critical aspects of their businesses, and any errors, defects or other disruptions in the performance of our software solutions, including with respect to third party partners upon which certain of our software solutions are dependent, may result in loss of or damage to our customers’ data and disruption to our customers’ businesses, which could harm our reputation. We provide continuous updates to our software solutions and, while our software updates undergo extensive testing prior to their release, these updates may contain undetected errors when first introduced. In the past, we have discovered errors, failures, vulnerabilities and bugs in our software updates after they have been released, and similar problems may arise in the future. Real or perceived errors, failures, vulnerabilities or bugs in our software solutions could result in negative publicity, reputational harm, loss of customers, delay in market acceptance of our software solutions, loss of competitive position, withholding or delay of payment to us, claims by customers for losses sustained by them and potential litigation or regulatory action. In any such event, we may be required to expend additional resources in order to help correct the problem or, in order to address customer service or reputational concerns, we may choose to expend additional resources to take corrective action even where not required. The costs incurred in correcting any material errors, defects or other disruptions could be substantial and there may not be any corresponding increase in revenue to offset these costs. In addition, we may not carry insurance sufficient to compensate us for any losses that may result from claims arising from errors, defects or other disruptions in our software solutions.

Government regulation is evolving and unfavorable changes could adversely affect our operating results, subject us to litigation or governmental investigation, or otherwise harm our business.

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the highly regulated real estate and legal markets, electronic payment, background screening and insurance services markets, the Internet itself, the use of mobile devices to conduct business and communicate, and many other products and services we provide. Existing and future laws and regulations may impede our growth. These regulations and laws may cover privacy, data protection, artificial intelligence and related technologies, pricing, content, intellectual property, mobile communications, electronic contracts and other communications, competition, consumer protection, employment, trade and protectionist measures, web services, the provision of online payment and tenant screening services, information reporting requirements, unencumbered Internet access to our products or services, and the design and operation of websites. It is not clear how existing laws governing issues such as property ownership, management, rental and investment, data protection, and personal privacy apply to the Internet, digital content, web services, and artificial intelligence technologies and services. Unfavorable regulations, laws, and administrative or judicial decisions interpreting or applying those laws and regulations could diminish the demand for, or availability of, our products and services, subject us to litigation or governmental investigation and increase our cost of doing business, any of which may adversely affect our operating results.

Privacy and data security laws and regulations could impose additional costs on us and reduce the demand for our software solutions.

We store and transmit personal information relating to our employees and other individuals, and our customers use our technology platform to store and transmit a significant amount of personal information relating to their clients, vendors, employees and other industry participants. Privacy and data security have become significant issues in the United States and in other jurisdictions where we may operate or offer our software solutions. The regulatory framework relating to privacy and data security worldwide is rapidly evolving and tightening, and is likely to remain uncertain for the foreseeable future. Federal, state and foreign government bodies and agencies have in the past adopted, and may in the future adopt, laws and regulations regarding the collection, use, processing, storage and disclosure of personal or identifying information obtained from customers and other individuals. For instance, the California Consumer Privacy Act, which went into effect on January 1, 2020, creates new data privacy and security rights for California residents. Similarly, there are a number of existing and proposed laws and regulations in the European Union and the United States at both the federal and state level, as well as other jurisdictions that could impose new obligations in areas affecting our business. These new obligations could increase the cost and complexity of delivering our services, and divert our managements’ attention from pursuing strategic objectives.

In addition to government regulation, privacy advocates and industry groups may propose various self-regulatory standards that may legally or contractually apply to our business. Because the interpretation and application of many privacy and data security laws, regulations and applicable industry standards are uncertain, it is possible that these laws, regulations and standards may be interpreted and applied in a manner inconsistent with our existing privacy and data management practices. As new laws, regulations and industry standards take effect, and as we expand into new jurisdictions, adjacent markets or verticals consistent with our strategic plan, we will need to understand and comply with various new requirements, which may result in significant additional costs.

To the extent applicable to our business or the businesses of our customers, these laws, regulations and industry standards could have negative effects on our business, including by increasing our costs and operating expenses, and/or delaying or impeding our deployment of new or existing core functionality or Value+ services. Compliance with these laws, regulations and industry standards requires significant management time and attention, and failure to comply could result in negative publicity, subject us to fines or penalties, expose us to litigation, or result in demands that we modify or cease existing business practices. In addition, the costs of compliance with, and other burdens imposed by, such laws, regulations and industry standards may adversely affect our customers’ ability or desire to collect, use, process and store personal information using our software solutions, which could reduce overall demand for them. Even the perception of privacy and data security concerns, whether or not valid, may inhibit market acceptance of our software solutions. Furthermore, privacy and data security concerns may cause our customers’ clients, vendors, employees and other industry participants to resist providing the personal information necessary to allow our customers to use our applications effectively. Any of these outcomes could adversely affect our business and operating results.

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

▪
incidences of fraud in our electronic payment services ecosystem, security breaches, errors, defects, failures, vulnerabilities or bugs in our electronic payment services business, or our failure to comply with required external audit standards; and

▪	our inability to increase our fees as the business evolves in a sufficient amount to maintain our existing margins.

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

In addition to the aforementioned risks associated with our electronic payment services, there is an overarching risk stemming from the potential widespread adoption of quickly evolving financial technology products, including, for example, blockchain or other distributed ledger technologies, that could materially impact the manner in which payments are processed, the mix of payment methodologies conventionally utilized by payors and payees, and the regulatory framework applicable to such payments. The adoption of disruptive financial technologies could significantly reduce the volume of our electronic payment services business or change the transaction costs associated with or potential revenue derived from those payments, thereby reducing our revenue and increasing our associated expenses, which could materially impact our business, financial condition, operating results and, ultimately, our stock price.

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

As we have discussed, we completed the settlement of a class action lawsuit related to alleged violations of the FCRA in 2019. In addition, and as previously announced, we received a Civil Investigative Demand from the FTC in December 2018 requesting certain information relating to our compliance with the FCRA in connection with our tenant screening services business. Further, we received a Request for Information from the Civil Rights Division (Housing and Civil Enforcement Section) of the U.S. Department of Justice in July 2019 requesting certain information relating to our compliance with the Servicemembers Civil Relief Act in connection with our tenant screening services business. For additional information regarding legal proceedings, refer to Note 10, Commitments and Contingencies of our Consolidated Financial Statements.

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

We use third-party electronic payment services providers to enable us to provide electronic payment services to our customers, and third-party tenant screening services providers to enable us to provide tenant screening services, such as background and credit checks, to our customers. We rely on these service providers to provide us with accurate and timely information, and therefore have significantly less control over our electronic payment and tenant screening services than if we were to maintain and operate them ourselves. In some cases, functions necessary to our business are performed on proprietary third-party systems and software to which we have no access. We also generally do not have long-term contracts with these service providers. In addition, some of these service providers compete with us directly or indirectly in the markets we serve. The failure of these service providers to provide us with accurate and timely information, to fulfill their contractual obligations to us, or to renew their contracts with us, could result in direct liability to us, harm our reputation, result in significant disruptions to our business, and adversely affect our operating results.

Our corporate culture has contributed to our success and, if we cannot continue to foster this culture as we grow, we could lose the passion, creativity, teamwork, focus and innovation fostered by our culture.

We believe that our culture has been and will continue to be a key contributor to our success. If we do not continue to develop our corporate culture or maintain our core values as we grow and evolve, we may be unable to foster the passion, creativity, teamwork, focus and innovation we believe we need to support our growth. Any failure to preserve our culture could negatively affect our ability to recruit and retain personnel and to effectively focus on and pursue our strategic objectives. Moreover, liquidity available to our employee security holders could lead to disparities of wealth among our employees, which could adversely impact relations among employees and our culture in general. As we grow and mature as a public company, we may find it difficult to maintain our corporate culture. This difficulty is only exacerbated by our rapidly growing number of employees and our geographic expansion.

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

To execute our growth plan and achieve our strategic objectives, we must continue to attract and retain highly qualified and motivated personnel across our organization. In particular, in order to continue to enhance our software solutions, add new and innovative core functionality and/or Value+ services, as well as develop new products, it will be critical for us to increase the size of our research and product development organization, including hiring highly skilled software engineers. Competition for software engineers is intense within our industry and there continues to be upward pressure on the compensation paid to these professionals. In addition, in order for us to achieve broader market acceptance of our software solutions, grow our customer base, and pursue adjacent markets and new verticals, we will need to continue to increase the size of our sales and marketing and customer service and support organizations. Identifying and recruiting qualified personnel training them in the use of our software solutions and ensuring they are well-equipped to provide great service to our customers requires a significant investment of time and resources, and it can be particularly difficult to retain these individuals.

Many of the companies with which we compete for experienced personnel have greater name recognition and financial resources than we have. In addition, our headquarters are located in Santa Barbara, California, which is not generally recognized as a prominent commercial center, and it is challenging to attract qualified professionals due to our geographic location. As a result, we may have even greater difficulty hiring and retaining skilled personnel than our competitors. If we hire employees from other companies, their former employers may attempt to assert that we or these employees have breached their legal obligations, resulting in a diversion of our time and resources.

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

Business management software for small and medium-sized businesses ("SMBs") is a relatively new and developing market and, if the market is smaller than we estimate or develops more slowly than we expect, our operating results could be adversely affected.

We provide cloud-based business management software for SMBs in the real estate and, to a lesser extent, legal markets and will assess entry into new or adjacent markets consistent with our strategic plan. Our success will depend, in part, on the continued widespread adoption by SMBs of cloud computing in general and of cloud-based business management software in particular.

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

Notwithstanding our efforts to increase sales of our software solutions to larger customers, if cloud-based business management software does not continue to achieve widespread market acceptance among SMBs, our revenue may increase at a slower rate than we expect and may even decline, which could adversely affect our operating results. In addition, it is difficult to estimate the rate at which SMBs will be willing to transition to vertical cloud-based business management software in any particular period, which makes it difficult to estimate the overall size and growth rate of the market for cloud-based business management software for SMBs at any given point in time or to forecast growth in our revenue or market share.

If we are unable to introduce successful enhancements, including new and innovative core functionality and/or Value+ services, or new products for adjacent markets or additional verticals, our operating results could be adversely affected.

The software industry in general, and our targeted verticals in particular, are characterized by rapid technological advances, changing industry standards, evolving customer requirements and intense competition. Our ability to attract new customers, increase revenue from our existing customers, and expand into adjacent markets or new verticals depends, in part, on our ability to enhance the functionality of our existing software solutions by introducing new and innovative core functionality and/or Value+ services that keep pace with technological developments and address the evolving business needs of our customers. In addition, our growth over the long term depends, in part, on our ability to introduce new products for adjacent markets and, potentially, additional verticals that we identify through our market validation process. Market acceptance of our current and future software solutions will depend on numerous factors, including:

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

If we are unable to successfully enhance the functionality of our existing software solutions, including our core solutions and Value+ services, and develop or acquire new products that gain market acceptance in adjacent markets and additional verticals consistent with our strategic plan, our revenue may increase at a slower rate than we expect and may even decline, which could adversely affect our operating results.

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

We expect to continue to derive a significant portion of our revenue from our real estate customers, and factors resulting in a loss of these customers could adversely affect our operating results.

Historically, more than 90% of our revenue has been derived from real estate customers, and we expect that our real estate customers will continue to account for a significant portion of our revenue for the foreseeable future. We could lose real estate customers as a result of numerous factors, including:

▪	the expiration and non-renewal of subscriptions or termination of subscription agreements;

▪	the introduction of competitive products or technologies;

▪	our failure to provide updates and enhancements to our core functionality and/or Value+ services, and to introduce new Value+ services to our customers;

▪	changes in pricing policies by us or our competitors;

▪	acquisitions or consolidations within the real estate vertical;

▪	bankruptcies or other financial difficulties facing our customers;

▪	new or enhanced legal or regulatory regimes that negatively impact the real estate vertical; and

▪	conditions or trends that are specific to the real estate vertical such as the economic factors that impact the rental market.

The loss of a significant number of our real estate customers, or the loss of even a small number of our larger real estate customers, could cause our revenue to increase at a slower rate than we expect or even decline. In addition, even if we are able to retain our real estate customers, we may be unable to grow revenue from these real estate customers by increasing their adoption and utilization of our Value+ services. Any of these outcomes could adversely affect our operating results.

If we are unable to increase sales of our software solutions to larger customers while mitigating the risks associated with serving such customers, our business and operating results may suffer.

While we plan to continue to market and sell our software solutions to smaller companies or firms, our growth strategy is dependent, in part, upon increasing sales of our software solutions to larger customers within the real estate and legal markets. Sales to larger customers may involve risks that are not present, or are present to a lesser extent, in sales to smaller businesses. As we seek to increase our sales to larger customers, we may invest considerably greater amounts of time and financial resources in our sales and marketing efforts. In addition, we may face longer sales cycles and experience less predictability and greater competition in completing some of our sales than we have in selling our software solutions to smaller businesses. Although we generally have not configured our software solutions or negotiated our pricing for specific customers, which has historically resulted in reduced upfront selling costs, our ability to successfully sell our software solutions to larger customers may be dependent, in part, on our ability to develop functionality, or to implement pricing policies, that are unique to particular customers or are necessary for success in a market segment dominated by larger customers. It may also be dependent on our ability to attract and retain sales personnel with experience selling to larger organizations. Also, because security breaches or other performance problems with respect to larger customers may result in greater economic harm to these customers and more adverse publicity, there is increased financial and reputational risk associated with serving such customers. Further, our ability to sell our software solutions to larger customers may depend largely upon our successful acquisition and integration of synergistic businesses, and, if we are unable to acquire and integrate such businesses successfully, then our business and operating results may be negatively impacted. If we are unable to increase sales of our software solutions to larger customers, while mitigating the risks associated with serving such customers, our business and operating results may suffer.

Our growth depends in part on the success of our strategic relationships with third parties, and if we are unsuccessful in establishing or maintaining these relationships, our ability to compete in our targeted markets or grow our revenue could be impaired.

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including our data center operators, cloud computing service providers, electronic payment, tenant screening and insurance services providers, and other third parties that support delivery of our software solutions. Identifying partners, negotiating agreements and maintaining relationships requires significant time and resources. Our competitors may be more effective than us in cost-effectively building relationships with third parties that enhance their products and services, allow them to provide more competitive pricing, or offer other benefits to their customers. In addition, acquisitions of our partners by our competitors or others could result in a decrease in the number of current and potential strategic partners willing to establish or maintain relationships with us, and could increase the price at which products or services are available to us. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired, which could negatively impact our operating results. Even if we are successful, we cannot assure you that these relationships will result in increased customer adoption and usage of our software solutions or improved operating results. Furthermore, if our partners fail to perform as expected, we may be subjected to litigation, our reputation may be harmed, and our business and operating results could be adversely affected.

We depend on data centers and computing infrastructure operated by third parties and any disruption in these operations could adversely affect our operating results.

We currently serve our customers through a combination of our own servers located in third party data center facilities, and computing resources operated by Amazon and other third party cloud computing service providers. While we control and have access to our own servers and the other components of our network that are located in our third party data centers, we do not control the operation of any of these third party data center facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our third party data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruptions in connection with doing so. Further, our third party data center providers could experience significant outages outside of our control that could adversely affect our business.

Problems faced by our third party data center operators, or with any of the service providers with whom we or they contract, could adversely affect the experience of our customers. Our third party data center operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our third party data center operators, or any of the service providers with whom we or they contract, may have negative effects on our business. Additionally, if our data centers are unable to keep up with our growing needs for capacity or any spikes in customer demand, this could have an adverse effect on our business. Any changes in third party service levels at our data centers could result in loss of or damage to our customers’ stored information and service interruptions, which could harm our reputation. These issues could also cause us to lose customers, harm our ability to attract new customers, and subject us to potential liability, any of which could adversely affect our operating results.

The cloud computing service providers with which we contract may experience service interruptions across multiple regions that are outside of our control. Furthermore, they may not be able to provide us with additional computing resources needed to scale our infrastructure ahead of our growing customer base. If any of these issues arise, we may be required to migrate our cloud computing resources, or add new computing resources, to other cloud computing service providers. Although our infrastructure is redundant across multiple geographic regions, it might require significant effort to migrate all of our services to a different region if we are forced to recover from a data center’s severe impairment or total destruction, or from a regional, or multi-regional, outage by any of our cloud computing service providers. Any changes in service levels by our cloud computing service providers could result in loss of or damage to our customers’ stored information and service interruptions, which could harm our reputation, subject us to potential liability, and adversely affect our operating results.

Our platform must integrate with a variety of devices, operating systems and browsers that are developed by others, and if we are unable to ensure that our software solutions interoperate with such devices, operating systems and browsers, our software solutions may become less competitive, and our operating results may be harmed.

We offer our software solutions across a variety of operating systems and through the Internet. We are dependent on the interoperability of our platform with third party devices, desktop and mobile operating systems, as well as web browsers that we do not control. Any changes in such devices, systems or web browsers that degrade the functionality of our software solutions or give preferential treatment to competitive services could adversely affect adoption and usage of our software solutions. In addition, in order to deliver high quality software solutions, we will need to continuously enhance and modify our functionality to keep pace with changes in Internet-related hardware, mobile operating systems such as iOS and Android, browsers and other software, communication, network and database technologies. We may not be successful in developing enhancements and modifications that operate effectively with these devices, operating systems, web browsers and other technologies or in bringing them to market in a timely manner. Furthermore, uncertainties regarding the timing or nature of new network platforms or technologies, and modifications to existing platforms or technologies, could increase our research and product development expenses. In the event that it is difficult for our customers to access and use our software solutions, our software solutions may become less competitive, and our operating results could be adversely affected.

If our property management customers stop requiring residents to provide proof of legal liability to landlord insurance, if insurance premiums decline or if insureds experience greater than expected losses, our operating results could be harmed.

We generate revenue by offering legal liability to landlord insurance through a wholly owned subsidiary. Some of our property management customers require residents to provide proof of legal liability to landlord insurance and offer to enroll residents in their legal liability to landlord insurance policy. If demand for rental housing declines, or if our property management customers believe that it may decline, these customers may reduce their rental rates and stop requiring residents to provide proof of legal liability to landlord insurance in order to reduce the overall cost of renting and make their rental offerings more competitive. If our property management customers stop requiring residents to provide proof of legal liability to landlord insurance or elect to enroll residents in insurance programs offered by competing providers, or if insurance premiums otherwise decline, our revenues from insurance services could be adversely affected.

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

Our insurance-related wholly owned subsidiaries and third-party service providers maintain licenses with a number of individual state departments of insurance. Collectively, we are subject to state governmental regulation and supervision in connection with the operation of our insurance business, which includes both our legal liability to landlord insurance and renters insurance businesses. This state governmental supervision could limit the growth of our insurance business by increasing the costs of regulatory compliance, limiting or restricting the products or services we provide or the methods by which we provide them, and subjecting us to the possibility of regulatory actions or proceedings. Our continued ability to maintain these insurance licenses in the jurisdictions in which we are licensed depends on our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions. Furthermore, state insurance departments conduct periodic examinations, audits and investigations of the affairs of insurance companies and agencies, any of which could result in the expenditure of significant management time or financial resources.

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

Currently, all of our sales are to customers in the real estate market and, to a lesser extent, the legal market. Demand for our software solutions and services could be affected by factors that are unique to and adversely affect our targeted verticals. In particular, the real estate and legal markets, as well as many of the software solutions and services we offer in those markets, are highly regulated across multiple federal, state and local jurisdictions, subject to intense competition and impacted by changes in general economic and market conditions. For example, changes in applicable laws and regulations could significantly impact the features and functionality demanded by our customers and require us to expend significant resources to ensure our software solutions continue to meet their evolving needs. In addition, other industry-specific factors, such as industry consolidation or the introduction of competing or disruptive technology, could lead to a significant reduction in the number of customers that use our software solutions or the Value+ services demanded by these customers. Further, if the real estate or legal markets decline, our customers may decide not to renew their subscriptions or they may cease using our Value+ services in order to reduce costs to remain competitive. As a result, our ability to generate revenue from our real estate and legal market customers could be adversely affected by specific factors that affect the real estate or legal markets.

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

We sell our software solutions to customers within the real estate market and, to a lesser extent, the legal market. Our customers use our software solutions for business activities that are subject to a number of laws and regulations, including without limitation federal, state and local real property laws and legal ethics rules. Any failure by our customers to comply with laws and regulations applicable to their businesses could result in fines, penalties or claims for substantial damages against our customers. To the extent our customers believe, or any other potentially aggrieved stakeholder believes, that our software solutions or our customer service and support organization caused or contributed to such failures, our customers and/or other third parties may make claims for damages against us, regardless of whether we are responsible for the failure. As a result, we may be subject to lawsuits or other proceedings that, even if unsuccessful, could divert our resources and our management’s attention and adversely affect our business, and our insurance coverage may not be sufficient to cover such claims against us.

If we are unable to maintain and promote our brands, or to do so in a cost-effective manner, our ability to maintain and expand our customer base will be impaired, and our operating results could be adversely affected.

We believe that maintaining and promoting our brands is critical to achieving widespread awareness and acceptance of our software solutions, and maintaining and expanding our customer base. We also believe that the importance of brand recognition will increase as competition in our targeted verticals increases. If we do not continue to build awareness of our brands, we could be placed at a competitive disadvantage as compared to companies whose brands are, or become, more recognizable than ours. Maintaining and promoting our brands will depend, in part, on our ability to continue to provide new and innovative core functionality and Value+ services and best-in-class customer service, as well as the effectiveness of our sales and marketing efforts. If we fail to deliver products and functionality that address our customers’ business needs, or if we fail to meet our customers’ expectations for customer service, it could weaken our brands and harm our reputation. Additionally, the actions of third parties which are out of our control may affect our brands and reputation if customers do not have a positive experience using the services of our third party partners that support our software solutions. Maintaining and enhancing our brands may require us to make substantial investments, and these investments may not result in commensurate increases in our revenue. If we fail to successfully maintain and promote our brands, or if we make investments that are not offset by increased revenue, our operating results could be adversely affected.

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

We have incurred and expect to continue to incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with legal requirements and corporate governance initiatives.

As a public company, we have incurred and expect to continue to incur significant legal, accounting, compliance and other expenses. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 ("SOX"), the listing requirements of the NASDAQ Global Market, and other applicable securities rules and regulations. Compliance with these rules and regulations will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources.

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

Compliance with the requirements of Section 404 of SOX is and will continue to be costly and divert management resources, and we and our independent registered public accounting firm may be unable to conclude that our internal control over financial reporting is effective.

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

We use open source software in our software solutions and expect to continue to do so in the future. The terms of many open source licenses to which we are subject have not been interpreted by United States or foreign courts, and there is a risk that open source licenses could be construed in a manner that imposes unanticipated conditions, restrictions or costs on our ability to provide or distribute our software solutions. Additionally, we may from time to time face claims from third parties alleging ownership of, or demanding release of, the open source software or of derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation, which could be costly for us to defend, and could require us to make our source code freely available, purchase a costly license or cease offering the implicated functionality unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and product development resources, and we may not be able to complete it successfully or in a timely manner. In addition to risks related to license requirements, usage of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. These risks could be difficult to eliminate or manage, and could have a negative impact on our business and operating results.

We also use third-party commercial software in our software solutions and expect to continue to do so in the future. Third-party commercial software is developed outside of our direct control and may introduce security vulnerabilities that may be difficult to anticipate or mitigate. Further, there is no guarantee that third-party software developers or open source software providers will continue active work on the third-party software that we use. Should development of in-use third-party software cease, significant engineering effort may be required to create an in-house solution. These risks could also be difficult to eliminate or manage, and could have a negative impact on our business and operating results.

There are risks associated with our outstanding and future indebtedness that could adversely affect our financial condition.

As of December 31, 2019, we had $48.6 million of outstanding indebtedness under a term loan that will mature on December 24, 2023 (the "Term Loan"), pursuant to our credit agreement with Wells Fargo Bank, National Association ("Wells Fargo"), and we may incur additional indebtedness in the future and/or enter into new financing arrangements. In addition, as of December 31, 2019, we had $50 million available for borrowing under our revolving credit facility with Wells Fargo (the "Revolving Facility" and together with the Term Loan, the "Credit Facility"). Our ability to meet expenses, to remain in compliance with the covenants under our debt instruments, and to pay fees, interest and principal on our substantial level of indebtedness depends on, among other things, our operating performance, competitive developments, and financial market conditions, all of which are significantly affected by financial, business, economic, and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt and meet our other obligations.

Our level of indebtedness could have important consequences, including the following:

▪
We must use a portion of our cash flow from operations to pay fees, interest and principal on the Term Loan and Revolving Facility which reduces funds available to us for other purposes such as working capital, capital expenditures, other general corporate purposes, and potential acquisitions;

▪	We may be unable to refinance our indebtedness or to obtain additional financing for working capital, capital expenditures, acquisitions, or general corporate purposes;

▪	We are exposed to fluctuations in interest rates because borrowings under our credit facilities bear interest at variable rates;

▪
Our leverage may be greater than that of some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in responding to current and changing industry and financial market conditions;

▪	We may be more vulnerable to an economic downturn and adverse developments in our business; and

▪
We may be unable to comply with financial and other covenants in our debt agreements, which could result in an event of default that, if not cured or waived, may result in acceleration of certain of our debt, have an adverse effect on our business and prospects and force us into bankruptcy or liquidation.

There can be no assurance that we will be able to manage any of these risks successfully.

In addition, we conduct a portion of our operations through our subsidiaries. Accordingly, repayment of our indebtedness will be dependent in part on the generation of cash flow by our subsidiaries and their ability to make such cash available to us by dividend, distribution or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make the required fee, interest and principal payments on our indebtedness.

Financing agreements that we are party to or may become party to may contain operating and financial covenants that restrict our business and financing activities. Failure to comply with these covenants, or other restrictions, could result in default under these agreements.

Our existing credit agreement with Wells Fargo as administrative agent, and the lenders that are parties thereto, which we refer to as the Second Amendment of our Original Credit Agreement, contains certain operating and financial restrictions and covenants, including limitations on dividends, dispositions of all or substantially all of our assets, mergers or consolidations, incurrence of indebtedness and liens, and other corporate activities. These restrictions and covenants, as well as those contained in any future financing agreements that we may enter into, may restrict our ability to finance our operations, and to engage in, expand or otherwise pursue our business activities and strategic objectives. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under the Second Amendment of our Original Credit Agreement and any future financing agreements that we may enter into. If not waived, defaults could cause any outstanding indebtedness under the Second Amendment of our Original Credit Agreement and any future financing agreements that we may enter into to become immediately due and payable, and allow the lenders to proceed against any collateral securing that indebtedness.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2019, we had federal net operating loss carryforwards of $82.1 million, which will begin to expire in 2031. At December 31, 2019, we had state net operating loss carryforwards of $65.9 million, which will begin to expire in 2028. At December 31, 2019, we also had federal and state research and development credit carryforwards of $11.4 million and $10.8 million, respectively. The federal credit carryforwards will begin to expire in 2027, while the majority state credits carryforwards apply indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50% over a rolling three-year period. Similar rules may apply under state tax laws. It is possible that our existing net operating loss and/or credit carryforwards may be subject to limitations arising from previous ownership changes, and future issuances of our stock could cause an ownership change. Furthermore, our ability to utilize net operating loss and/or credit carryforwards of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to legislative changes, such as suspensions on the use of net operating loss carryforwards, or other unforeseen reasons, our existing net operating loss carryforwards could expire or otherwise be unavailable to offset future income tax liabilities. In addition, under the Tax Cuts and Jobs Act, the amount of net operating loss carryforwards that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss carryforward deduction itself. For these reasons, we may not be able to realize a tax benefit from the use of our net operating loss carryforwards. Any such limitations on our ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.

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

A component of our growth strategy involves the expansion of our international operations and worldwide customer base. To date, we have realized an immaterial amount of revenue from customers outside the United States. Operating in international markets will require significant resources and management attention and will subject us to regulatory, economic, geographic and political risks, including but not limited to the risk of disruptions caused by regional natural disasters or health epidemics, that are different from those in the United States. Because of our limited experience with international operations and significant differences between the United States and international markets, our international expansion efforts may not be successful in creating demand for our software solutions outside of the United States or in effectively selling our software solutions in any international markets we may enter. If we invest substantial time and resources to expand our international operations and are unable to do so successfully, our business and operating results could suffer.

Risks Related to Our Class A Common Stock

The market price of our Class A common stock may be volatile or may decline regardless of our operating performance, which could result in substantial losses for our stockholders.

The market price of our Class A common stock has been, and is likely to continue to be, highly volatile, and fluctuations in the price of our Class A common stock could cause you to lose all or part of your investment. For example, during 2019, the share price of our Class A common stock on the NASDAQ Global Market fluctuated between $55.00 and $116.98.

There are numerous factors that could cause fluctuations in the market price of our Class A common stock, including:

▪	volatility in the trading volume of our Class A common stock;

▪	price and volume fluctuations in the overall stock market;

▪	volatility in the market prices and trading volumes of securities issued by software companies;

▪	changes in operating performance and stock market valuations of software companies generally or those in our markets in particular;

▪	sales of shares of our Class A common stock by us or our stockholders, or perceptions that such sales may occur;

▪	any future announcements to repurchase our Class A common stock, and any actual share repurchases that we may undertake from time to time;

▪	failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;

▪	the guidance we may provide to the public, any changes in that guidance, and our performance relative to that guidance;

▪	announcements by us or our competitors of new products or services;

▪	public reaction to our press releases, filings with the SEC and other public announcements;

▪	rumors and market speculation involving us or other software companies;

▪	actual or anticipated changes in our operating results or fluctuations in our operating results;

▪	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

▪	legal proceedings, enforcement actions or regulatory inquiries relating to us or our competitors or to the markets in which we operate;

▪	developments or disputes concerning our intellectual property or other proprietary rights;

▪	announced or completed acquisitions of businesses or technologies by us or our competitors;

▪	new laws or regulations or new interpretations of existing laws or regulations applicable to our business or the markets in which we operate;

▪	changes in accounting standards, policies, guidelines, interpretations or principles;

▪	changes in our management; and

▪	general economic conditions and trends, including slow or negative growth of our markets.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. At December 31, 2019, the holders of the outstanding shares of our Class B common stock, including our executive officers, directors, and principal stockholders, collectively hold approximately 91% of the combined voting power of our outstanding capital stock. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our outstanding capital stock and therefore are able to exercise significant influence and control over the establishment and implementation of our future business plans and strategic objectives, as well as to control all matters submitted to our stockholders for approval. These persons may manage our business in ways with which you disagree and which may be adverse to your interests. This concentrated control may also have the effect of delaying, deterring or preventing a change-in-control transaction, depriving our stockholders of an opportunity to receive a premium for their capital stock or negatively affecting the market price of our Class A common stock.

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

S&P Dow Jones, a provider of widely followed stock indices, has announced that companies with multiple classes of stock, will not be eligible for inclusion in certain of their indices. As a result, our Class A common stock will not be eligible for those stock indices. Additionally, FTSE Russell, another provider of widely followed stock indices, requires new constituents of its indices to have at least five percent of their voting rights in the hands of public stockholders. At December 31, 2019, the holders of the outstanding shares of our Class B common stock, including our executive officers, directors, and principal stockholders, collectively hold approximately 91% of the combined voting power of our outstanding capital stock. Many investment funds are precluded from investing in companies that are not included in such indices, and these funds would be unable to purchase our Class A common stock. We cannot assure you that other stock indices will not take a similar approach in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.

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

At December 31, 2019, we had an aggregate of 1.3 million options outstanding that, if fully exercised, would result in the issuance of additional shares of Class A common stock or Class B common stock, as applicable. Our Class B common stock converts into Class A common stock on a one-for-one basis. In addition, at December 31, 2019, we had 0.6 million restricted stock units ("RSUs"), outstanding which, if fully vested and settled in shares, would result in the issuance of additional shares of Class A common stock. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options), or upon the vesting and settlement of RSUs, have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance.
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

The trading market for our Class A common stock is influenced, to some extent, by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If any of the analysts who cover us adversely change their recommendations regarding our Class A common stock or provide more favorable recommendations about our competitors, the market price of our Class A common stock may decline. If any of the analysts who cover us were to cease coverage of us or fail to regularly publish reports, we could lose visibility in the financial markets, which in turn could cause the market price and trading volume of our Class A common stock to decline.

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
Our corporate headquarters is located in three adjacent office buildings in Santa Barbara, California. The lease on the first building covers approximately 43,700 square feet, the lease on the second building covers approximately 86,000 square feet, and the lease on the third building covers approximately 35,900 square feet. These leases expire in February 2032 and may be extended for two additional five-year terms at our election.
We also lease space in San Diego, California; Venice, California; Plano, Texas; Richardson, Texas; and Boston, Massachusetts under leases that expire at various times between 2020 and 2024 with various term extensions available.

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

From time to time, we are involved in various investigatory inquiries or legal proceedings arising from or related to matters incident to the ordinary course of our business activities, including without limitation actions involving intellectual property, employment, regulatory and contractual issues. Although the results of such investigatory inquiries or legal proceedings cannot be predicted with certainty, we believe that we are not currently a party to any investigatory inquiries or legal proceeding(s) which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows. However, regardless of the merit of any claims raised or the ultimate outcome, investigatory inquiries or legal proceedings may generally have an adverse impact on us as a result of compliance or defense and settlement costs, diversion of management resources, and other factors.
For additional information regarding legal proceedings, refer to Note 10, Commitments and Contingencies of our Consolidated Financial Statements.
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

Holders of Record

At February 14, 2020, there were 27 holders of record of our Class A common stock and 80 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We do not anticipate declaring or paying any cash dividends to holders of our capital stock in the foreseeable future and intend to retain all future earnings for use in the growth of our business. In addition, the terms of our Credit Agreement restrict our ability to pay dividends. Consequently, investors may need to rely on sales of our Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors should not purchase our Class A common stock with the expectation of receiving cash dividends.

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

Unregistered Sales of Equity Securities
None.

ITEM 6.     SELECTED FINANCIAL DATA

The following tables present our historical selected consolidated financial data for the periods indicated. We have derived the selected Consolidated Statements of Operations data for the fiscal years ended December 31, 2019, 2018 and 2017 and the selected Consolidated Balance Sheet data at December 31, 2019 and 2018 from our audited Consolidated Financial Statements included elsewhere in this Annual Report. We have derived the selected Consolidated Statements of Operations data for the fiscal years ended December 31, 2016 and 2015 and the selected Consolidated Balance Sheet data at December 31, 2017, 2016 and 2015 from our audited Consolidated Financial Statements, which are not included in this Annual Report. Our historical results are not necessarily indicative of the results we expect in the future.
The following historical selected consolidated financial data should be read in conjunction with, and are qualified in their entirety by reference to, the section of this Annual Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2019 (1)	2018 (2)	2017	2016	2015
	(in thousands, except per share data)
Consolidated Statements of Operations Data:

Revenue	$256,012	$190,071	$143,803	$105,586	$74,977
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)(3)	101,642	73,549	55,283	44,630	33,903
Sales and marketing(3)	51,528	33,288	28,709	28,827	26,076
Research and product development(3)	39,508	24,111	16,578	12,638	9,554
General and administrative(3)	34,478	24,891	21,199	17,979	14,343
Depreciation and amortization	22,395	14,576	12,699	9,935	6,104
Total costs and operating expenses	249,551	170,415	134,468	114,009	89,980
Income (loss) from operations	6,461	19,656	9,335	(8,423)	(15,003)
Other income (expense), net	16	(56)	(96)	(37)	5
Interest (expense) income, net	(1,654)	787	535	246	(595)
Income (loss) before provision for income taxes	4,823	20,387	9,774	(8,214)	(15,593)
Provision for (benefit from) income taxes	(31,459)	420	58	67	75
Net income (loss)	$36,282	$19,967	$9,716	$(8,281)	$(15,668)
Net income (loss) per common share:
Basic	1.07	0.59	0.29	(0.25)	(0.73)
Diluted	1.02	0.56	0.28	(0.25)	(0.73)
Weighted average common shares outstanding:
Basic	34,016	34,128	33,849	33,561	21,336
Diluted	35,567	35,562	35,151	33,561	21,336
(1) We acquired Dynasty on January 7, 2019. The results of Dynasty have been included in our results of operations from the date of acquisition. Refer to Note 3, Business Combinations of our Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding this transaction.

(2) We acquired WegoWise on August 31, 2018. The results of WegoWise have been included in our results of operations from the date of acquisition. Refer to Note 3, Business Combinations of our Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding this transaction.

(3) The following table presents stock-based compensation expense included in each respective expense category:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Stock-based compensation expense included in costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$1,466	$1,103	$725	$471	$124
Sales and marketing	1,271	1,034	723	442	115
Research and product development	1,411	1,079	657	382	41
General and administrative	3,161	3,121	3,991	3,006	727
Total stock-based compensation expense	$7,309	$6,337	$6,096	$4,301	$1,007

	At December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and investment securities	$50,778	$101,963	$68,310	$52,860	$56,715
Capitalized software, net	30,023	20,485	17,609	15,539	10,021
Total assets	260,102	175,741	110,248	92,583	90,481
Deferred revenue	4,586	3,414	7,080	7,638	4,953
Current and long-term debt, net	48,583	49,815	—	—	—
Total stockholders’ equity	131,950	91,846	85,079	69,682	72,697

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Annual Report entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in the section of this Annual Report entitled "Risk Factors".

The following discussion and analysis of our financial condition and results of operations discusses 2019 and 2018 items and year-over-year comparisons between 2019 and 2018. For discussion of 2017 items and year-over-year comparisons between 2018 and 2017, refer to Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018.
Overview
Our mission is to revolutionize vertical industry businesses by providing great software and services. To that end, today we offer industry-specific, cloud-based business software solutions, services and data analytics to the real estate market, which represents over 90% of our revenue, and, to a lesser extent, to the legal market. Although specific functionality varies by product, our core solutions address common business operations and interactions of businesses in our targeted verticals. In addition to our core solutions, we offer a range of optional, but often business-critical, Value+ services. Our Value+ services are built to enhance, automate and streamline property management processes and support workflows essential to our customers' businesses.
Our real estate software solutions provide our property management customers (including third-party property managers and owner-operators who manage single- and mutli- family residences, community associations, commercial properties, and student housing, as well as mixed real estate portfolios) with a system of record to automate essential business processes, a system of engagement to enhance business interactions between our customers and their clients and other stakeholders, and a system of intelligence designed to leverage data to predict and optimize business workflows in order to enable superior customer experiences and increase efficiency across our customers' businesses. Our mobile-optimized software solutions are designed for use across multiple devices and operating systems. Our software solutions are all offered as a service for our customers and hosted using a modern cloud-based architecture. This architecture leads to rich data sets that have a consistent schema across our customer base and enables us to deploy data-powered products and services for our customers. We also provide software solutions to the legal market that enable law firms to administer their practice and manage their caseloads more efficiently by centralizing case details in a single system of record and system of engagement.
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
To date, we have experienced rapid revenue growth due to our investments in research and product development, sales and marketing, customer service and support, and infrastructure. We intend to continue to invest in growth across our organization as we expand in our current and adjacent markets and into new verticals. These investments to grow our business will continue to increase our costs and operating expenses on an absolute basis. Many of these investments will occur in advance of our realization of revenue or any other benefit, which will make it difficult to determine if we are allocating our resources effectively and efficiently. We expect our operating margins will improve over the long term, but this trend may be interrupted from time to time as a result of accelerated investment opportunities occurring in advance of realization of revenue.
We have managed, and plan to continue to manage, our business towards the achievement of long-term growth that we believe will positively impact long-term stockholder value, and not towards the realization of short-term financial or business metrics, or short-term stockholder value. We have invested, and intend to continue to invest, in our business to capitalize on our market opportunity. Accordingly, if opportunities arise that might cause us to sacrifice our performance with respect to short-term financial or business metrics, but that we believe are in the best interests of our stockholders in the long term, we will take those opportunities.
At December 31, 2019, we had approximately 1,240 employees, and we consider our relationship with them to be very good. We also hire temporary employees and consultants, and feel similarly about our relationships with them. None of our employees is represented by a labor union or covered by a collective bargaining agreement.

Real Estate Overview
In 2008, we entered the real estate market with our first product, APM, a property management solution designed to address the unique operational and business requirements of property management companies. Recognizing that our customers and their stakeholders would benefit from additional business critical services, we launched a series of Value+ services beginning in 2009. Our first Value+ service assisted our customers in the marketing of their rental properties by offering property level website design and hosting services. In 2010, we commenced the roll out of our electronic payment services, thereby facilitating the payment of rent via ACH by tenants. In 2011, we launched tenant screening services, further assisting our customers with the leasing process. In 2012, we introduced our legal liability to landlord insurance program, which protects property owners and managers from certain defined losses. In 2013, we expanded our electronic payment services by allowing residents to pay rent by ECP and credit or debit card. In 2014, we launched a tenant-facing contact center solution to assist our property managers with resolving incoming maintenance requests. In 2015, we expanded the marketing services offered to our property management customers with a premium leads service built on technology acquired with our acquisition of RentLinx and expanded our electronic payment services to facilitate payments made between our customers and property owners and vendors. In 2016, we introduced a tenant debt collection Value+ service to assist our property managers with running a more efficient business. In 2017, we expanded our insurance services to enable tenants to purchase renters insurance from within APM, protecting both our property management customers and their tenants. In 2018, we acquired substantially all of the assets of WegoWise, a provider of cloud-based utility analytics software solutions, and began offering AppFolio Utility Management as a Value+ service to our property management customers in mid-2019. In 2018, we also released APM PLUS, a new tier of APM designed for larger businesses with more complex needs. APM PLUS builds upon the functionality of APM and additionally offers data analytics, configurable workflows, and revenue management and optimization functionality for our customers. In January 2019, we acquired Dynasty, a provider of advanced AI solutions for the real estate market, and began offering an AI Leasing Assistant, Lisa, as a Value+ service to our property management customers in mid-2019. In April 2019, we launched AppFolio Investment Management, which enables real estate investment managers to better manage their investor relationships by increasing transparency and streamlining certain business processes.
Over 90% of our annual revenue is derived directly and indirectly from the software solutions, services and data analytics we offer to the real estate market. The significant majority of our customers in the real estate market use our property management solutions. We define our property management customer base as the number of customers subscribing to our property management core solutions. Customer count and property management units under management are presented in the table below:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2019				2018
Property management customers	14,385	14,034	13,737	13,409	13,046	12,641	12,317	12,030
Property management units under management (in millions)	4.64	4.41	4.23	4.08	3.91	3.7	3.55	3.4

Legal Overview

We entered the legal market with the acquisition of MyCase in 2012. In 2013, we introduced website design and hosting services, our first Value+ service for our legal market customers, designed to assist smaller law firms and solo practitioners with the marketing of their practices, electronic storage of case information and communications. In 2016, we launched electronic payments services for the legal market, which streamlined the billing and receivables process through MyCase. Similar to our offerings in the real estate market, our software solutions and Value+ services in the legal market are subject to strict legal, regulatory and other requirements. Please refer to Item 1A., "Risk Factors", for a more complete discussion of these and other risk-related issues.
Our legal customers directly and indirectly account for less than 10% of our annual revenue. We define our legal customer base as the number of customers subscribing to MyCase core solutions, exclusive of free trial periods. Legal customer count is summarized in the table below:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2019				2018
Law firm customers	10,971	10,781	10,631	10,485	10,279	10,173	10,001	9,706

Key Components of Results of Operations
Revenue
We charge our customers on a subscription basis for our core solutions and certain of our Value+ services. Our subscription fees are designed to scale to the size of our customers’ businesses. We recognize subscription revenue over time on a straight-line basis over the contract term beginning on the date that our service is made available to the customer. We generally invoice our customers for subscription services in monthly or annual installments, typically in advance of the subscription period. Revenue from subscription services is impacted by a number of factors, including the change in the number and type of our customers, the size and needs of our customers’ businesses, our customer renewal rates, pricing for our solutions, and the level of adoption of our Value+ subscription services by new and existing customers.
We also charge our customers usage-based fees for using certain Value+ services. Certain of the usage-based fees are paid by either our customers or clients of our customers. Usage-based fees are charged on a flat fee per transaction basis with no minimum usage commitments. We recognize revenue for usage-based services in the period the service is rendered. We generally invoice our customers for usage-based services on a monthly basis for services rendered in the preceding month. Revenue from usage-based services is impacted by a number of factors, including the number of new and existing customers that adopt and utilize our Value+ services, the size and needs of our customers, and our customer renewal rates.
We experience limited seasonality in our Value+ services revenue, primarily with respect to certain leasing-related services we provide to our property management customers, including our tenant screening services and new tenant applications which impact electronic payment services revenue. Our property management customers historically have processed fewer applications for new tenants during the fourth quarter. As a result of this seasonal decline in activity, we have typically experienced overall slower sequential revenue growth or a sequential decline in revenue in the fourth quarter of each of our most recent fiscal years. We expect this seasonality to continue in the foreseeable future. .
We offer assistance to our customers with on-boarding to our core solutions, as well as website design services. We generally invoice our customers for these other services in advance of the services being completed. We recognize revenue for these other services upon completion of the related service. We generate revenue from RentLinx, WegoWise, and Dynasty stand-alone customers by providing services outside of our property management core solution platform. Revenue derived from customers using these services is recorded in Other revenue.

Costs and Operating Expenses
Cost of Revenue. Cost of revenue consists of fees paid to third-party service providers associated with delivering certain of our Value+ services (including legal fees and costs associated with the delivery and provision of those services, as well as loss reserves and other costs associated with our legal liability to landlord insurance services), personnel-related costs (including salaries, incentive-based compensation, benefits, and stock-based compensation) for our employees focused on customer service and the support of our operations, platform infrastructure costs (such as data center operations and hosting-related costs), payment processing fees and allocated shared and other costs. Cost of revenue excludes depreciation of property and equipment, and amortization of capitalized software development costs and intangible assets. We intend to continue to invest in customer service and support, and the expansion of our technology infrastructure as we grow the number of our customers, enter new markets, and offer additional Value+ services. These investments could impact cost of revenue both in absolute dollars and as an overall percentage of revenue.
Sales and Marketing. Sales and marketing expense consists of personnel-related costs (including salaries, sales commissions, incentive-based compensation, benefits, and stock-based compensation) for our employees focused on sales and marketing, costs associated with sales and marketing activities, and allocated shared costs. Marketing activities include advertising, online lead generation, lead nurturing, customer and industry events, and the creation of industry-related content and collateral. Sales commissions and other incremental costs to acquire customers and grow adoption and utilization of our Value+ services by our new and existing customers are deferred and then amortized on a straight-line basis over a period of benefit, that we have determined to be three years. We focus our sales and marketing efforts on generating awareness of our software solutions, creating sales leads, establishing and promoting our brands, and cultivating an educated community of successful and vocal customers. We intend to continue to invest in sales and marketing to increase our customer base in new and existing markets, and increase the adoption and utilization of Value+ services by our new and existing customers.
Research and Product Development. Research and product development expense consists of personnel-related costs (including salaries, incentive-based compensation, benefits, and stock-based compensation) for our employees focused on research and product development, fees for third-party development resources, and allocated shared costs. Our research and product development efforts are focused on enhancing functionality and the ease of use of our existing software solutions by adding new core functionality, Value+ services and other improvements, as well as developing new products and services for new and existing markets. We capitalize our software development costs which meet the criteria for capitalization. Amortization of capitalized software development costs is included in depreciation and amortization expense. We intend to continue to invest in research and product development as we continue to introduce new core functionality, roll out new Value+ services, develop new products and services, and expand into adjacent markets, and new verticals.
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
Depreciation and Amortization. Depreciation and amortization expense includes depreciation of property and equipment, amortization of capitalized software development costs, and amortization of intangible assets. We depreciate or amortize property and equipment, software development costs, and intangible assets over their expected useful lives on a straight-line basis, which approximates the pattern in which the economic benefits of the assets are consumed. As we continue to invest in our research and product development organization and the development or acquisition of new technology, we expect to have increased capitalized software development costs and incremental amortization. Further, we may incur additional amortization expense to the extent we enter into additional arrangements to acquire or invest in new technologies or markets adjacent to those we serve today or entirely new verticals. Finally, as we expand our facilities footprint and increase our base of employees, we expect to have increased property and equipment expenditures and incremental depreciation expense.
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

Results of Operations for the Years Ended December 31, 2019 and 2018
The following table presents our results of operations for the periods presented in dollars (in thousands) and as a percentage of revenue:

	Year Ended December 31,
	2019		2018
	Amount	%	Amount	%
Consolidated Statements of Operations Data:
Revenue	$256,012	100.0%	$190,071	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)(1)	101,642	39.7	73,549	38.7
Sales and marketing(1)	51,528	20.1	33,288	17.5
Research and product development(1)	39,508	15.4	24,111	12.7
General and administrative(1)	34,478	13.5	24,891	13.1
Depreciation and amortization	22,395	8.7	14,576	7.7
Total costs and operating expenses	249,551	97.5	170,415	89.7
Income from operations	6,461	2.5	19,656	10.3
Other income (expense), net	16	—	(56)	—
Interest income (expense), net	(1,654)	(0.6)	787	0.4
Income before provision for (benefit from) income taxes	4,823	1.9	20,387	10.7
Provision for (benefit from) income taxes	(31,459)	(12.3)	420	0.2
Net income	$36,282	14.2%	$19,967	10.5%
(1) The following table presents stock-based compensation expense included in each respective expense category:

	Year Ended December 31,
	2019	2018
Stock-based compensation expense included in costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$1,466	$1,103
Sales and marketing	1,271	1,034
Research and product development	1,411	1,079
General and administrative	3,161	3,121
Total stock-based compensation expense	$7,309	$6,337

Revenue

	Year Ended December 31,		2019 to 2018 % Change
	2019	2018
	(dollars in thousands)
Core solutions	$88,581	$70,549	26%
Value+ services	153,994	113,072	36%
Other	13,437	6,450	108%
Total revenue	$256,012	$190,071	35%
In each of the fiscal years presented above, we derived over 90% of our annual revenue directly and indirectly from the software solutions, services and data analytics we offer to our real estate market customers. The significant majority of our customers in the real estate market use our property management solutions.
Total revenue was $256.0 million for fiscal 2019, compared to $190.1 million for the fiscal year ended December 31, 2018, or fiscal 2018, an increase of $65.9 million, or 35%. Core solutions revenue was $88.6 million for fiscal 2019 compared to $70.5 million for fiscal 2018, an increase of $18.1 million, or 26%. Value+ services revenue was $154.0 million for fiscal 2019 compared to $113.1 million for fiscal 2018, an increase of $40.9 million, or 36%. Other revenue was $13.4 million for fiscal 2019, compared to $6.5 million for fiscal 2018, an increase of $6.9 million or 108%.
The majority of our revenue is derived from our property management core solutions and Value+ services utilized by property managers, residents, applicants and owners. The increase in core solutions and Value+ services revenue was mainly attributed to a growing base of property management customers. During this period, we experienced a 19% year over year increase in the number of property management units under management resulting from a 10% year over year increase in the number of property management customers. In addition, our property managers, residents, applicants and owners increased their usage of our Value+ services. A significant majority of our Value+ services revenue comes directly and indirectly from our customers' use of our Electronic Payment Services, Tenant Screening Services, and Insurance Services. During the period, we also introduced new Value+ services and expanded the functionality of others, which enables new revenue streams. The increase in Other revenue was primarily attributed to revenue generated from our real estate-related acquisitions and from an increase in fees associated with our property management customers upgrading to a new website hosting platform.
Cost of Revenue (Exclusive of Depreciation and Amortization)

	Year Ended December 31,		2019 to 2018 % Change
	2019	2018
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$101,642	$73,549	38%
Percentage of revenue	39.7%	38.7%
Stock-based compensation, included above	$1,466	$1,103	33%
Cost of revenue (exclusive of depreciation and amortization) was $101.6 million for fiscal 2019, compared to $73.5 million for fiscal 2018, an increase of $28.1 million, or 38%. This increase in cost of revenue (exclusive of depreciation and amortization) was primarily attributed to the 35% increase in revenue over the same period.
Expenditures to third-party service providers, related to the delivery of our Value+ services, increased $13.1 million directly associated with the increased adoption and utilization of our Value+ services, as evidenced by the 36% increase in Value+ services revenue. Our third-party service provider expenses include costs associated with the delivery and provision of Value+ services, as well as loss reserves, legal fees and other costs associated with our insurance services. There was also an increase in personnel-related costs of $11.5 million, related to increased headcount to support the increased number of customers, including those acquired in our recent acquisitions and investments made for the future growth of our business. Allocated and other costs increased by $3.5 million primarily driven by an increase in facilities, platform infrastructure, payment processing related to customer receivables and other costs incurred in support of our overall growth, as well as costs associated with the delivery and provision of our Value+ services. This increase in allocated and other costs was partially offset by a decrease in legal fees and costs associated with settling a litigation matter, net of expected insurance proceeds of $1.1 million which was included in cost of revenue (exclusive of depreciation and amortization) in fiscal 2018.

As a percentage of revenue, cost of revenue (exclusive of depreciation and amortization) fluctuates primarily based on the mix and prices of Value+ services in the period, and investments made in advance of expected revenue generation. For fiscal 2019 compared to fiscal 2018, cost of revenue (exclusive of depreciation and amortization), as a percentage of revenue, increased to 39.7% from 38.7%. This increase in cost as a percentage of revenue was primarily due to increased personnel-related investments made in advance of expected revenue generation associated with growth initiatives.
Sales and Marketing

	Year Ended December 31,		2019 to 2018 % Change
	2019	2018
	(dollars in thousands)
Sales and marketing	$51,528	$33,288	55%
Percentage of revenue	20.1%	17.5%
Stock-based compensation, included above	1,271	1,034	23%
Sales and marketing expense was $51.5 million for fiscal 2019, compared to $33.3 million for fiscal 2018, an increase of $18.2 million, or 55%. This increase was primarily due to an increase in personnel-related costs of $13.0 million driven by an increase in the average headcount to support our growth, the impact of adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), and an increase in investments made in advance of expected revenue generation. Under ASU 2014-09, sales commissions and other incremental costs to acquire customers are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be three years. Given we are in the second year of adoption, we have higher expense associated with sales commissions when compared to the prior period. There was also an increase in advertising and promotion costs of $2.4 million related to our new and expanding service offerings. In addition, there was an increase in allocated and other costs of $2.8 million driven by an increase in consulting services, IT and other costs incurred in support of our overall growth in personnel.
As a percentage of revenue, sales and marketing expense increased to 20.1% from 17.5% for fiscal 2019 compared to fiscal 2018. This increase was primarily driven by personnel-related investments, the expense impact related to being in our second year of adoption of ASU 2014-09, and investments made in advance of expected revenue generation from growth initiatives in the business.

Research and Product Development

	Year Ended December 31,		2019 to 2018 % Change
	2019	2018
	(dollars in thousands)
Research and product development	$39,508	$24,111	64%
Percentage of revenue	15.4%	12.7%
Stock-based compensation, included above	1,411	1,079	31%
Research and product development expense was $39.5 million for fiscal 2019, compared to $24.1 million for fiscal 2018, an increase of $15.4 million, or 64%. This increase was the result of an increase in personnel-related costs, net of capitalized software development costs, of $10.5 million due to investments in headcount growth within our research and product development organization, and an increase in allocated and other costs of $4.9 million driven by an increase in facilities, IT and other costs incurred in support of our overall growth in personnel.
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

General and Administrative

	Year Ended December 31,		2019 to 2018 % Change
	2019	2018
	(dollars in thousands)
General and administrative	$34,478	$24,891	39%
Percentage of revenue	13.5%	13.1%
Stock-based compensation, included above	3,161	3,121	1%
General and administrative expense was $34.5 million for fiscal 2019, compared to $24.9 million for fiscal 2018, an increase of $9.6 million, or 39%. This increase was primarily due to an increase in personnel-related costs of $6.9 million, and an increase in professional services fees and allocated and other costs of $2.6 million related to expanded audit services, legal and other services fees associated with compliance with Section 404(b) of SOX, increased leasing activities, due diligence and acquisition related activities, as well as other costs incurred to support our growth. The increase in personnel-related costs was primarily due to headcount growth.
We expect equity denominated performance-based compensation will continue to decrease for certain executives with the introduction of a Long-Term Cash Bonus Plan, adopted in fiscal 2018. No accrual has yet been made under this plan as a result of the high level of uncertainty regarding potential future payments under the plan.
Depreciation and Amortization

	Year Ended December 31,		2019 to 2018 % Change
	2019	2018
	(dollars in thousands)
Depreciation and amortization	$22,395	$14,576	54%
Percentage of revenue	8.7%	7.7%
Depreciation and amortization expense was $22.4 million for fiscal 2019, compared to $14.6 million for fiscal 2018, an increase of $7.8 million, or 54%. This increase was primarily due to increased amortization expense associated with intangible assets acquired from WegoWise and Dynasty, and increased amortization expense associated with higher accumulated capitalized software development balances.
Interest Income (Expense), net

	Year Ended December 31,		2019 to 2018 % Change
	2019	2018
	(dollars in thousands)
Interest income (expense), net	$(1,654)	$787	(311)%
Percentage of revenue	(0.6)%	0.4%
Interest expense, net was $1.7 million for fiscal 2019, compared to interest income, net of $0.8 million for fiscal 2018, an increase of $2.5 million, due to an increase in interest expense associated with increased borrowings under the Credit Agreement and a decrease in interest income due to lower investment security balances in fiscal 2019.
Provision for (Benefit from) Income Taxes

	Year Ended December 31,		2019 to 2018 % Change
	2019	2018
	(dollars in thousands)
Provision for (benefit from) income taxes	$(31,459)	$420	*
Percentage of revenue	(12.3)%	0.2%
* Not meaningful

The benefit from income taxes was $31.5 million for fiscal 2019, compared to a provision for income taxes of $0.4 million for fiscal 2018. The change in the provision for income taxes was primarily due to the release of the valuation allowance during the second quarter of 2019 as further described in Note 13, Income Taxes of our Consolidated Financial Statements.
Quarterly Results of Operations
The following table presents selected unaudited quarterly consolidated statements of operations data for each of the eight quarters during the years ended December 31, 2019 and December 31, 2018. We have prepared the unaudited quarterly consolidated statements of operations data on a basis consistent with the audited annual Consolidated Financial Statements included elsewhere in this Annual Report. In management's opinion, the financial information in this table reflects all normal and recurring adjustments necessary for the fair statement of this data. This information should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report. The results of historical periods are not necessarily indicative of the results for any future periods.

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2019				2018
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$67,362	$67,935	$63,624	$57,091	$50,365	$50,126	$47,240	$42,340
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization) (1)	26,403	25,930	25,128	24,181	19,925	19,282	17,729	16,613
Sales and marketing (1)	14,441	12,636	13,232	11,219	9,577	8,681	7,625	7,405
Research and product development (1)	11,086	10,602	9,339	8,481	6,588	6,440	5,750	5,333
General and administrative (1)	9,117	8,955	8,214	8,192	7,786	6,541	5,248	5,316
Depreciation and amortization	6,226	5,678	5,415	5,076	3,792	3,705	3,579	3,500
Total costs and operating expenses	67,273	63,801	61,328	57,149	47,668	44,649	39,931	38,167
Income (loss) from operations	89	4,134	2,296	(58)	2,697	5,477	7,309	4,173
Other income (expense), net	84	(11)	(56)	(1)	(36)	1	(18)	(3)
Interest income (expense), net	(330)	(400)	(427)	(497)	156	229	226	176
Income (loss) before provision for (benefit from) income taxes	(157)	3,723	1,813	(556)	2,817	5,707	7,517	4,346
Provision for (benefit from) income taxes	(4,585)	(1,255)	(21,338)	(4,281)	168	183	43	26
Net income	$4,428	$4,978	$23,151	$3,725	$2,649	$5,524	$7,474	$4,320
Net income per common share:
Basic	$0.13	$0.15	$0.68	$0.11	$0.08	$0.16	$0.22	$0.13
Diluted	$0.12	$0.14	$0.65	$0.11	$0.07	$0.16	$0.21	$0.12

(1) The following table presents stock-based compensation expense included in each respective expense category:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2019				2018
	(in thousands)
Stock-based compensation expense included in costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$393	$334	$415	$324	$351	$282	$250	$220
Sales and marketing	367	354	302	248	326	270	228	210
Research and product development	387	353	363	308	349	218	287	225
General and administrative	731	1,151	607	672	892	994	572	663
Total stock-based compensation expense	$1,878	$2,192	$1,687	$1,552	$1,918	$1,764	$1,337	$1,318

The following table presents selected consolidated statements of operations data for the specified periods as a percentage of our revenue for those periods:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2019				2018
Consolidated Statements of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	39.2	38.2	39.5	42.4	39.6	38.5	37.5	39.2
Sales and marketing	21.4	18.6	20.8	19.7	19.0	17.3	16.1	17.5
Research and product development	16.5	15.6	14.7	14.9	13.1	12.8	12.2	12.6
General and administrative	13.5	13.2	12.9	14.3	15.5	13.0	11.1	12.6
Depreciation and amortization	9.2	8.4	8.5	8.9	7.5	7.4	7.6	8.3
Total costs and operating expenses	99.9	93.9	96.4	100.1	94.6	89.0	84.5	90.1
Income (loss) from operations	0.1	6.1	3.6	(0.1)	5.4	10.9	15.5	9.9
Other income (expense), net	0.1	—	(0.1)	—	(0.1)	—	—	—
Interest income (expense), net	(0.5)	(0.6)	(0.7)	(0.9)	0.3	0.5	0.5	0.4
Income (loss) before provision for (benefit from) income taxes	(0.2)	5.5	2.8	(1.0)	5.6	11.4	15.9	10.3
Provision for (benefit from) income taxes	(6.8)	(1.8)	(33.5)	(7.5)	0.3	0.4	0.1	0.1
Net income	6.6%	7.3%	36.3%	6.5%	5.3%	11.0%	15.8%	10.2%
Seasonality

We experience limited seasonality in our Value+ services revenue, primarily with respect to certain leasing-related services we provide to our property management customers, including our tenant screening services and new tenant applications which impact electronic payment services revenue. Our property management customers historically have processed fewer applications for new tenants during the fourth quarter. As a result of this seasonal decline in activity, we have typically experienced overall slower sequential revenue growth or a sequential decline in revenue in the fourth quarter of each of our most recent fiscal years. We expect this seasonality to continue in the foreseeable future.
Liquidity and Capital Resources
Cash and Cash Equivalents
At December 31, 2019, our principal sources of liquidity were cash and cash equivalents and investment securities, which had an aggregate balance of $50.8 million.
Working Capital
At December 31, 2019, we had working capital of $14.3 million, compared to working capital of $79.8 million at December 31, 2018. The decrease in our working capital was primarily due to a decrease in cash and cash equivalents related to the acquisition of Dynasty, an increase in other current liabilities due to the $6.0 million we retained to satisfy any adjustments including without limitation certain indemnification claims to the total purchase consideration for Dynasty, the recording of lease liabilities associated with the adoption of ASU No. 2016-02, Leases ("ASU 2016-02"), and increases in accrued employee expenses and accrued expenses. The decrease in our working capital was partially offset by increases in investment securities-current and accounts receivable due to an increase in revenue from Value+ services.
Revolving Facility
As of December 31, 2019, we had a $50.0 million Revolving Facility, under the terms of the Credit Agreement, as further described in Note 9, Long-Term Debt of our Consolidated Financial Statements included elsewhere in this Annual Report. At both December 31, 2019 and 2018, we had no outstanding balance under our Revolving Facility.
Liquidity Requirements

We believe that our existing cash and cash equivalents, investment securities, available borrowing capacity of $50.0 million under our Revolving Facility, and cash generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.
Capital Requirements
Our future capital requirements will depend on many factors, including continued market acceptance of our software solutions, change in the number of our customers, adoption and utilization of our Value+ services by new and existing customers, the timing and extent of the introduction of new core functionality, products and Value+ services, timing and extent of our expansion into adjacent or new markets and timing and extent of our investments across our organization. In addition, we have in the past entered into, and may in the future enter into, arrangements to acquire or invest in new technologies or markets adjacent to those we serve today or entirely new verticals. Furthermore, our Board of Directors has authorized our management to repurchase up to $100.0 million of shares of our Class A common stock in open market transactions, privately negotiated transactions or otherwise. For additional information regarding our share repurchase program, refer to Note 11, Stockholders' Equity of our Consolidated Financial Statements included elsewhere in this Annual Report.
Cash Flows
The following table presents our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018
Net cash provided by operating activities	$38,887	$36,268
Net cash used in investing activities	(89,874)	(4,644)
Net cash (used in) provided by financing activities	(7,272)	26,346
Net (decrease) increase in cash and cash equivalents	$(58,259)	$57,970
Cash Provided by Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our core solutions and Value+ services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
For the year ended December 31, 2019, cash provided by operating activities was $38.9 million resulting from our net income of $36.3 million, adjusted by non-cash charges of $2.4 million and a net increase in our operating assets and liabilities of $0.2 million. The non-cash charges primarily consist of a one-time benefit of $31.5 million related to the release of the valuation allowance for our deferred tax assets, offset by $22.4 million of depreciation and amortization of our property and equipment, intangible assets, and capitalized software development costs, $7.3 million of stock-based compensation and $4.1 million of amortization of operating lease right-of-use ("ROU") assets in accordance with ASU 2016-02. The net increase in our operating assets and liabilities was primarily attributable to an increase of $4.5 million in accrued employee expenses related to an overall increase in personnel-related costs, a $1.4 million decrease in other assets, a $1.2 million increase in other liabilities and a $1.2 million increase in deferred revenue. The increase in our operating assets and liabilities was partially offset by a $4.0 million increase in prepaid expenses and other current assets, a $2.7 million decrease in operating lease liabilities, and a $2.0 million increase in accounts receivable primarily driven by the growth in sales of our Value+ services.
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
For the year ended December 31, 2019, investing activities used $89.9 million in cash primarily due to $54.0 million used to acquire Dynasty, as well as purchases of investment securities of $25.2 million, capitalized software development costs of $21.0 million for the continued investment in our software development, and capital expenditures of $8.1 million to purchase property, equipment, and intangible assets for the continued growth and expansion of our business. These uses were partially offset by sales and maturities of investment securities of $2.8 million and $15.7 million, respectively.
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
Cash (Used in) Provided by Financing Activities
Cash (used in) provided by financing activities is generally comprised of proceeds from the exercise of stock options, net share settlements for employee tax withholdings associated with the vesting of RSUs and activities associated with the Credit Facility.
For the year ended December 31, 2019, financing activities used $7.3 million in cash  primarily as a result of net share settlements for employee tax withholdings associated with the vesting of RSUs of $6.2 million, as well as principal payments on debt of $3.4 million, and payments of debt issuance costs of $0.4 million, partially offset by proceeds from issuance of debt of $2.2 million and proceeds from stock option exercises of $0.6 million.
For the year ended December 31, 2018, financing activities provided $26.3 million in cash primarily as a result of $50.0 million of proceeds from the issuance of the Term Loan, partially offset by $21.6 million used to repurchase our common stock and $3.1 million as a result of tax withholdings from RSU net settlements offset by proceeds from stock option exercises.
Contractual Obligations and Other Commitments

The following table presents our contractual obligations and other commitments at December 31, 2019:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Debt principal and interest(1)	$54,663	$2,836	$7,977	$43,850	$—
Operating lease obligations	44,415	472	6,468	7,885	29,590
	$99,078	$3,308	$14,445	$51,735	$29,590
(1) Interest payments were calculated using the applicable interest rate at December 31, 2019.
At December 31, 2019, liabilities for unrecognized tax benefits of $4.4 million were not included in our contractual obligations in the table above because, due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that would extinguish these liabilities.
For additional information regarding our contractual obligations, commitments and indemnification arrangements, refer to Note 9, Long-term Debt and Note 10, Commitments and Contingencies of our Consolidated Financial Statements included elsewhere in this Annual Report.
Off-Balance Sheet Arrangements
At December 31, 2019, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.
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
Contracts with Multiple Performance Obligations
Many of our contracts with customers contain multiple performance obligations. For these contracts, the performance obligations include access to and use of our core solutions, implementation services, and customer support. We account for individual performance obligations separately if they are distinct. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require judgment.
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
Capitalized Software Development Costs
Software development costs consist of certain payroll and stock compensation costs incurred to develop functionality of our internal-use software solutions. We capitalize certain software development costs for new offerings as well as significant upgrades and enhancements to our existing software solutions. Capitalized software development costs are amortized using the straight-line method over an estimated useful life of three years. We do not transfer ownership of our software, or lease our software, to third parties. We believe there are two key estimates within the capitalized software balance, which are the determination of the useful life of the software and the determination of the amounts to be capitalized.
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
Determining the fair value of assets acquired and liabilities assumed requires management to make significant judgments and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates and selection of comparable companies. The Company engages the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination.
Acquisition-related transaction costs are not included as a component of consideration transferred, but are accounted for as an operating expense in the period in which the costs are incurred.
Income Taxes
We recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between    the carrying amounts and the tax bases of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the Consolidated Statements of Operations in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, management considers the weighting of all available positive and negative evidence, which includes, among other things, the nature, frequency and severity of current and cumulative taxable income or losses, future projections of profitability, and the duration of statutory carryforward periods.
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

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in prepaid expenses and other current assets, operating lease ROU assets, other current liabilities, and operating lease liabilities on our Consolidated Balance Sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As none of our leases provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU assets also include any lease payments made and exclude lease incentives received and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies of our Consolidated Financial Statements included elsewhere in this Annual Report.
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
Short-term Investments
At December 31, 2019, we had cash and cash equivalents of $15.8 million consisting of bank deposits and money market funds and $35.0 million of investment securities consisting of corporate bonds, United States government agency securities and treasury securities. The primary objective of investing in securities is to support our liquidity and capital needs. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
Our investment securities are exposed to market risk due to interest rate fluctuations. While fluctuations in interest rates do not impact our interest income from our investment securities as all of these securities have fixed interest rates, changes in interest rates may impact the fair value of the investment securities. Since our investment securities are held as available for sale, all changes in fair value impact our other comprehensive income unless an investment security is considered impaired in which case changes in fair value are reported in other expense. At December 31, 2019, a hypothetical 100 basis point decrease in interest rates would have resulted in an approximate increase in fair value of our investment securities of $0.3 million and a hypothetical 100 basis point increase in interest rates would have resulted in an approximate decrease in fair value of our investment securities of $0.3 million. This estimate is based on a sensitivity model which measured an instant change in interest rates by 1% or 100 basis points at December 31, 2019.
Credit Facility
The Company is exposed to interest rate risk from its Credit Facility. Outstanding borrowings under the Credit Facility accrue interest as described in Note 9, Long-term Debt of our Consolidated Financial Statements included elsewhere in this Annual Report. The Company's Credit Facility is subject to interest rate fluctuations, which could be material to the Company's cash flows and results of operations. In order to determine the impact of unfavorable changes in interest rates on the Company's cash flows and result of operations, the Company performed a sensitivity analysis. Based on this sensitivity analysis we determined that the incremental expense incurred by a 100 basis point increase in interest rates would have been $0.5 million over the 12-month period ended December 31, 2019.
Inflation Risk
We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in inflation rates.
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AppFolio, Inc.

Opinion on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of AppFolio, Inc. and its subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenue from contracts with customers in 2018.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Dynasty from its assessment of internal control over financial reporting as of December 31, 2019 because it was acquired by the Company in a purchase business combination during 2019. We have also excluded Dynasty from our audit of internal control over financial reporting. Dynasty is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting each represent 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Acquisition of Dynasty Marketplace, Inc. ("Dynasty") - Valuation of technology and database intangible assets
As described in Notes 2 and 3 to the consolidated financial statements, in 2019 the Company completed the acquisition of Dynasty for total purchase consideration of $60.2 million, which resulted in $20.8 million of intangible assets, including technology of $5.7 million and database of $4.7 million, being recorded. Management applied significant judgment in estimating the fair value of the technology and database intangible assets acquired, which involved the use of significant estimates and assumptions, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, the software decay rate and database ramp up rate.
The principal considerations for our determination that performing procedures relating to the valuation of the technology and database intangible assets from the acquisition of Dynasty is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurement of the technology and database intangible assets acquired due to the significant amount of judgment by management when developing the estimate, (ii) significant audit effort was required in evaluating the significant assumptions, including the software decay rate and the database ramp up rate, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the technology and database intangible assets and controls over the development of the assumptions related to the valuation of intangible assets, including the software decay rate and database ramp up rate. These procedures also included, among others, (i) reading the purchase agreement, (ii) testing management’s process for estimating the fair value of the technology and database intangible assets, and (iii) evaluating the reasonableness of the significant assumptions utilized by management, including the software decay rate and database ramp up rate, using professionals with specialized skill and knowledge to assist in doing so. Testing management’s process included evaluating the appropriateness of the valuation methodologies and the reasonableness of significant assumptions, including the software decay rate and the database ramp up rate. Evaluating the reasonableness of the software decay rate assumption involved considering historical time to develop the software, future expected use of software acquired including planned enhancements, consistency with external market and industry data, and whether the assumption was consistent with evidence obtained in other areas of the audit. Evaluating the reasonableness of the database ramp up rate assumption involved considering historical time to acquire data, future expected data collection from sales, consistency with competitor and industry data, and whether the assumption was consistent with evidence obtained in other areas of the audit.
Realizability of deferred tax assets

As described in Notes 2 and 13 to the consolidated financial statements, the Company has recorded deferred tax assets of $53.1 million as of December 31, 2019. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, management considers the weighting of all available positive and negative evidence, which included, among other things, the nature, frequency and severity of current and cumulative taxable income or losses, future projections of profitability, and the duration of statutory carryforward periods. In 2019, management evaluated all available positive and negative evidence, including the Company’s sustained profitability in 2018 and 2019, the impact of recent acquisitions and future projections of profitability and determined that all of its deferred tax assets were more likely than not to be realized and reversed the valuation allowance against those deferred tax assets.
The principal considerations for our determination that performing procedures relating to the realizability of deferred tax assets is a critical audit matter are there was significant judgment by management in determining the amount of deferred tax assets that were more-likely-than-not to be realized in the future, including the determination to reverse the valuation allowance on deferred tax assets. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate positive and negative evidence relating to management’s determination of the amount of deferred tax assets that were more-likely-than-not to be realized in the future, including the nature, frequency and severity of current and cumulative taxable income or losses, future projections of profitability, and the duration of statutory carryforward periods. Also, the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the evidence obtained from these procedures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the realizability of deferred tax assets. These procedures also included, among others, evaluating positive and negative evidence used in determining the amount of deferred tax assets that were more-likely-than-not to be realized in the future, including evaluating the nature, frequency and severity of current and cumulative taxable income or losses, future projections of profitability, and the duration of statutory carryforward periods. Evaluating management’s future projections of profitability involved evaluating whether the projections were reasonable considering (i) historical profitability of the Company, (ii) consistency with industry data and economic trends, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skills and knowledge were used to assist in the evaluation of the nature, frequency and severity of current and cumulative taxable income or losses and in the duration of statutory carryforward periods.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 2, 2020
We have served as the Company’s auditor since 2012.

APPFOLIO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$15,813	$74,076
Investment securities—current	22,876	16,631
Accounts receivable, net	7,562	5,516
Prepaid expenses and other current assets	15,540	11,775
Total current assets	61,791	107,998
Investment securities—noncurrent	12,089	11,256
Property and equipment, net	14,744	6,871
Operating lease right-of-use assets	27,803	—
Capitalized software, net	30,023	20,485
Goodwill	58,425	15,548
Intangible assets, net	21,377	5,895
Deferred taxes	27,574	—
Other long-term assets	6,276	7,688
Total assets	$260,102	$175,741
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,927	$1,481
Accrued employee expenses	17,758	12,377
Accrued expenses	10,833	8,281
Deferred revenue	4,586	3,414
Other current liabilities	11,139	1,447
Long-term debt, net—current portion	1,208	1,213
Total current liabilities	47,451	28,213
Operating lease liabilities	33,312	—
Long-term debt, net	47,375	48,602
Other long-term liabilities	14	7,080
Total liabilities	128,152	83,895
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000 authorized and no shares issued and outstanding at December 31, 2019 and December 31, 2018	—	—
Class A common stock, $0.0001 par value, 250,000 shares authorized at December 31, 2019 and December 31, 2018; issued - 16,923 and 16,160, shares at December 31, 2019 and December 31, 2018, respectively; outstanding - 16,552 and 15,789 shares at December 31, 2019 and December 31, 2018, respectively;	2	2
Class B common stock, $0.0001 par value, 50,000 shares authorized at December 31, 2019 and December 31, 2018; 17,594 and 18,109 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively;	2	2
Additional paid-in capital	161,509	157,898
Accumulated other comprehensive income (loss)	33	(178)
Treasury stock, at cost, 371 Class A shares at December 31, 2019 and December 31, 2018	(21,562)	(21,562)
Accumulated deficit	(8,034)	(44,316)
Total stockholders’ equity	131,950	91,846
Total liabilities and stockholders’ equity	$260,102	$175,741
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.
APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue	$256,012	$190,071	$143,803
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	101,642	73,549	55,283
Sales and marketing	51,528	33,288	28,709
Research and product development	39,508	24,111	16,578
General and administrative	34,478	24,891	21,199
Depreciation and amortization	22,395	14,576	12,699
Total costs and operating expenses	249,551	170,415	134,468
Income from operations	6,461	19,656	9,335
Other income (expense), net	16	(56)	(96)
Interest income (expense), net	(1,654)	787	535
Income before provision for (benefit from) income taxes	4,823	20,387	9,774
Provision for (benefit from) income taxes	(31,459)	420	58
Net income	$36,282	$19,967	$9,716
Net income per common share:
Basic	$1.07	$0.59	$0.29
Diluted	$1.02	$0.56	$0.28
Weighted average common shares outstanding:
Basic	34,016	34,128	33,849
Diluted	35,567	35,562	35,151
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$36,282	$19,967	$9,716
Other comprehensive income (loss):
Changes in unrealized gains (losses) on investment securities	211	31	(158)
Comprehensive income	$36,493	$19,998	$9,558
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Accumulated
	Class A		Class B		Capital	Income (Loss)	Stock	Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	11,691	$1	22,028	$3	$146,692	$(51)	$—	$(76,963)	$69,682
Exercise of stock options	165	—	—	—	663	—	—	—	663
Stock-based compensation	—	—	—	—	6,618	—	—	—	6,618
Vesting of restricted stock units, net of shares withheld for taxes	88	—	—	—	(1,559)	—	—	—	(1,559)
Vesting of early exercised shares	—	—	—	—	117	—	—	—	117
Conversion of Class B stock to Class A stock	2,926	—	(2,926)	—	—	—	—	—	—
Issuance of restricted stock awards	9	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(158)	—	—	(158)
Net income	—	—	—	—	—	—	—	9,716	9,716
Balance at December 31, 2017	14,879	1	19,102	3	152,531	(209)	—	(67,247)	85,079
Exercise of stock options	170	—	—	—	1,035	—	—	—	1,035
Stock-based compensation	—	—	—	—	7,187	—	—	—	7,187
Vesting of restricted stock units, net of shares withheld for taxes	113	—	—	—	(2,890)	—	—	—	(2,890)
Vesting of early exercised shares	—	—	—	—	35	—	—	—	35
Conversion of Class B stock to Class A stock	993	1	(993)	(1)	—	—	—	—	—
Issuance of restricted stock awards	5	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	31	—	—	31
Repurchase of common stock	(371)	—	—	—	—	—	(21,562)	—	(21,562)
Cumulative-effect adjustment resulting from adoption of ASU 2014-09	—	—	—	—	—	—	—	2,964	2,964
Net income	—	—	—	—	—	—	—	19,967	19,967
Balance at December 31, 2018	15,789	2	18,109	2	157,898	(178)	(21,562)	(44,316)	91,846
Exercise of stock options	120	—	—	—	553	—	—	—	553
Stock-based compensation	—	—	—	—	8,985	—	—	—	8,985
Vesting of restricted stock units, net of shares withheld for taxes	123	—	—	—	(5,933)	—	—	—	(5,933)
Vesting of early exercised shares	—	—	—	—	6	—	—	—	6
Conversion of Class B stock to Class A stock	515	—	(515)	—	—	—	—	—	—
Issuance of restricted stock awards	5	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	211	—	—	211
Net income	—	—	—	—	—	—	—	36,282	36,282
Balance at December 31, 2019	16,552	$2	17,594	$2	$161,509	$33	$(21,562)	$(8,034)	$131,950
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash from operating activities
Net income	$36,282	$19,967	$9,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,395	14,576	12,699
Amortization of operating lease right-of-use assets	4,130	—	—
Stock-based compensation	7,309	6,337	6,096
Deferred income taxes	(31,455)	—	—
Other	32	224	121
Changes in operating assets and liabilities:
Accounts receivable	(2,031)	(908)	(876)
Prepaid expenses and other current assets	(4,031)	(6,073)	(1,009)
Other assets	1,376	(4,447)	(84)
Accounts payable	511	614	(100)
Accrued employee expenses	4,542	1,219	3,243
Accrued expenses	55	3,281	271
Deferred revenue	1,193	(4,589)	(558)
Operating lease liabilities	(2,662)	—	—
Other liabilities	1,241	6,067	(148)
Net cash provided by operating activities	38,887	36,268	29,371
Cash from investing activities
Purchases of property, equipment and intangible assets	(8,084)	(2,102)	(2,214)
Additions to capitalized software	(20,998)	(12,304)	(10,455)
Purchases of investment securities	(25,198)	(29,516)	(26,648)
Sales of investment securities	2,750	20,900	15
Maturities of investment securities	15,660	32,819	16,474
Acquisition, net of cash acquired	(54,004)	(14,441)	—
Net cash used in investing activities	(89,874)	(4,644)	(22,828)
Cash from financing activities
Proceeds from stock option exercises	553	1,035	663
Tax withholding for net share settlement	(6,155)	(3,127)	(1,796)
Purchase of treasury stock	—	(21,562)	—
Proceeds from issuance of debt	2,169	50,138	118
Principal payments on debt	(3,419)	(138)	(118)
Payment of debt issuance costs	(420)	—	—
Net cash (used in) provided by financing activities	(7,272)	26,346	(1,133)

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net (decrease) increase in cash and cash equivalents	(58,259)	57,970	5,410
Cash, cash equivalents and restricted cash
Beginning of period	74,506	16,536	11,126
End of period	$16,247	$74,506	$16,536

Supplemental disclosure of cash flow information
Cash paid for interest	$2,169	$118	$182
Cash paid for income taxes	545	82	30

Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$3,447	$518	$21
Additions of capitalized software included in accrued and accrued employee expenses	1,187	825	374
Stock-based compensation capitalized for software development	1,844	1,087	759
Purchase consideration for acquisitions included in other current liabilities	5,977	—	—
Debt issuance and other financing costs accrued, not paid	—	371	—

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total of the same such amounts shown above (in thousands):

	December 31,
	2019	2018	2017
Cash and cash equivalents	$15,813	$74,076	$16,109
Restricted cash included in other assets	434	430	427
Total cash, cash equivalents and restricted cash	$16,247	$74,506	$16,536

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
1. Nature of Business
AppFolio, Inc.'s (“we,” "us" or "our") mission is to revolutionize vertical industry businesses by providing great software and services. Today we offer industry-specific, cloud-based business software solutions, services and data analytics to the real estate market, which represents over 90% of our revenue, and, to a lesser extent, to the legal market.
Our real estate software solutions provide our property management customers with a system of record to automate essential business processes, a system of engagement to enhance business interactions between our customers and their clients and other stakeholders, and a system of intelligence designed to leverage data to predict and optimize business workflows in order to enable superior customer experiences and increase efficiency across our customers' businesses. Although specific functionality varies by product, our core solutions address common business operations and interactions of businesses in our targeted verticals. In addition to our core solutions, we offer a range of optional, but often business-critical, Value+ services. Our Value+ services are built to enhance, automate and streamline property management processes and support workflows essential to our customers' businesses. We also provide software solutions to the legal market that enable law firms to administer their practice and manage their caseloads more efficiently by centralizing case details in a single system of record and system of engagement.
The significant majority of our customers in the real estate market use our property management solutions. Our property management customers include third-party property managers and owner-operators who manage single- and mutli- family residences, community associations, commercial properties, and student housing, as well as mixed real estate portfolios. Our legal customers are typically small law firms that directly and indirectly account for less than 10% of our annual revenue.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. Assets and liabilities which are subject to judgment and use of estimates include the fair value of assets and liabilities assumed in business combinations, fair value of financial instruments, capitalized software costs, period of benefit associated with deferred costs, incremental borrowing rate used to measure operating lease liabilities, the recoverability of goodwill and long-lived assets, income taxes, useful lives associated with property and equipment and intangible assets, contingencies, and valuation and assumptions underlying stock-based compensation and other equity instruments. On an ongoing basis, management evaluates its estimates based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

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
Concentrations of credit risk with respect to accounts receivable and revenue are limited due to a large, diverse customer base. No individual customer represented 10% or more of accounts receivable at December 31, 2019 and 2018 or revenue for the years ended December 31, 2019, 2018 and 2017.
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
Cash, Cash Equivalents and Restricted Cash
We consider all highly liquid investments, readily convertible to cash, and which have a remaining maturity date of three months or less at the date of purchase, to be cash equivalents. Cash and cash equivalents are recorded at fair value and consist primarily of bank deposits and money market funds.
Restricted cash of $0.4 million at December 31, 2019 and 2018, is comprised of certificates of deposits relating to collateral requirements for customer automated clearing house and credit card chargebacks and minimum collateral requirements for our insurance services, which are recorded in other long-term assets.
Investment Securities
Our investment securities currently consist of corporate bonds, United States government agency securities ("Agency Securities") and treasury securities. We classify investment securities as available-for-sale at the time of purchase and reevaluate such classification at each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale investment securities are included in accumulated other comprehensive income (loss), a component of stockholders’ equity. We classify our investments as current when the period of time between the reporting date and the contractual maturity is twelve months or less and as noncurrent when the period of time between the reporting date and the contractual maturity is more than twelve months.
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

Accounts Receivable
Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on historical loss experience, the number of days that receivables are past due, and an evaluation of the potential risk of loss associated with delinquent accounts. Accounts receivable considered uncollectible are charged against the allowance for doubtful accounts when identified. We do not have any off-balance sheet credit exposure related to our customers. At December 31, 2019 and 2018, our allowance for doubtful accounts was not material.
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
Leases
We determine if an arrangement is a lease at inception. Operating leases are included in prepaid expenses and other current assets, operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities on our Consolidated Balance Sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments, over the lease term at commencement date. As none of our leases provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU assets also include any lease payments made and excludes lease incentives received and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. We have lease arrangements with lease and non-lease components, which are generally accounted for as a single lease component. Leases with an initial term of twelve months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
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
We have one reporting unit and we test for goodwill impairment annually during the fourth quarter of the calendar year. Based on the assessment performed November 1, 2019, we determined it was unlikely that our reporting unit fair value was less than its carrying value and no quantitative impairment test assessment was required. There were no indicators that our goodwill has become impaired since that date, and as such, there was no impairment of goodwill as of November 1, 2019 or December 31, 2019.
No impairment losses were recorded for goodwill during the years ended December 31, 2019, 2018 and 2017.
Intangible assets primarily consist of acquired database and technology, non-compete agreements, customer and partner relationships, trademarks, domain names and patents, which are recorded at cost, less accumulated amortization. We determine the appropriate useful life of our intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized over their estimated useful lives on a straight-line basis, which approximates the pattern in which the economic benefits of the assets are consumed.
Impairment of Long-Lived Assets
We assess the recoverability of our long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable or that the useful lives of those assets are no longer appropriate. An impairment charge would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. There were no impairment charges related to the identified long-lived assets for the years ended December 31, 2019, 2018 and 2017.
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
Determining the fair value of assets acquired and liabilities assumed requires management to make significant judgments and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates and selection of comparable companies. The Company engages the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination.
Acquisition-related transaction costs are not included as a component of consideration transferred, but are accounted for as an operating expense in the period in which the costs are incurred.
Revenue Recognition
We generate revenue from our customers primarily for subscriptions to access our core solutions and Value+ services for our cloud-based software solutions. Revenue is recognized upon transfer of control of promised services in an amount that reflects the consideration we expect to receive in exchange for those services. We enter into contracts that can include various combinations of services, which are generally capable of being distinct, distinct within the context of the contract, and accounted for as separate performance obligations. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. Refer to Note 14, Revenue and Other Information for the disaggregated breakdown of revenue between core solutions, Value+ services and other revenue.

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
We work with third-party partners to provide certain of our Value+ services. For these Value+ services, we evaluate whether we are the principal, and report revenue on a gross basis, or the agent, and report revenue on a net basis. In this assessment we consider if we obtain control of the specified services before they are transferred to the customer, as well as other indicators such as whether we are the party primarily responsible for fulfillment, and whether we have discretion in establishing price.
Other Revenue
Other revenue include fees from one-time services related to the implementation of our software solutions and other recurring or one-time fees related to our customers who are not otherwise using our core solutions. This includes legacy customers of businesses we have acquired where the customers haven't migrated to our core solutions. The fees for implementation and data migration services are billed upon signing our core subscription contract and are not recognized until the core solution is accessible and fully functional for our customer's use. Other services are billed when the services rendered are completed and delivered to the customer or billed in advance and deferred over the subscription period.
Contracts with Multiple Performance Obligations
Many of our contracts with customers contain multiple performance obligations. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require judgment. We account for individual performance obligations separately if they are distinct. The performance obligations for these contracts include access and use of our core solutions, implementation services, and customer support. Access and use of our core solutions and implementation services are considered distinct.
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
Deferred Revenue
We record deferred revenue when cash payments are received in advance of our performance. During the twelve months ended December 31, 2019    and 2018, we recognized $3.4 million and $7.1 million, respectively, that were included in the deferred revenue balances at December 31, 2018 and 2017, respectively.
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
Deferred Costs
Deferred costs, which primarily consist of sales commissions, are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be three years. We typically do not pay commissions for contract renewals. We determined the period of benefit by taking into consideration our customer contract term, the useful life of our internal-use software, average customer life, and other factors. Amortization expense for the deferred costs is allocated based on the employee's department and included within sales and marketing expense in the accompanying Consolidated Statements of Operations. Prior to the adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09" or the "New Revenue Standard")
ASU 2014-09, our commissions were expensed as incurred.
Deferred costs were $9.5 million and $7.2 million at December 31, 2019 and 2018, respectively, of which $4.8 million and $3.2 million, respectively, are included in prepaid expenses and other current assets and $4.6 million and $4.0 million, respectively, are included in other assets in the accompanying Consolidated Balance Sheets. Amortization expense for deferred costs was $4.2 million and $2.0 million for the years ended December 31, 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, no impairments were identified in relation to the costs capitalized for the periods presented.
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
Sales and Marketing
Sales and marketing expense consists of personnel-related costs (including salaries, sales commissions, incentive-based compensation, benefits, and stock-based compensation) for our employees focused on sales and marketing, costs associated with sales and marketing activities, and allocated shared costs. Marketing activities include advertising, online lead generation, lead nurturing, customer and industry events, and the creation of industry-related content and collateral. Sales commissions and other incremental costs to acquire customers and grow adoption and utilization of our Value+ services by our new and existing customers are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be three years. We focus our sales and marketing efforts on generating awareness of our software solutions, creating sales leads, establishing and promoting our brands, and cultivating an educated community of successful and vocal customers. Advertising expenses were $5.8 million, $4.5 million and $3.6 million for each of the years ended December 31, 2019, 2018 and 2017, respectively, and are expensed as incurred.
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
Stock-Based Compensation
We recognize stock-based compensation expense for stock-based awards granted to employees and directors that can be settled in shares of our common stock. We estimate the fair value of stock options and performance-based stock options ("PSOs"), using the Black-Scholes option-pricing model. We estimate the fair value of RSAs, RSUs and performance-based RSUs or PSU's based on the fair value of our common stock on the date of grant.
Stock Options
For the years ended December 31, 2019 and 2018, we did not grant time-based stock options or PSOs.
For the year ended December 31, 2017, we determined the fair value of awards using the Black-Scholes option-pricing model which requires the use of subjective assumptions. Key assumptions used in this model were (1) the fair value of the underlying ordinary shares, (2) the time period for which we expect the options will be outstanding (the expected term), (3) the expected volatility of our stock price, (4) the risk-free interest rate, and (5) the expected dividend yield. Expected term and expected volatility are the judgments that we believe are subjective in estimating fair value (and related share-based compensation expense) of our option awards.
For the year ended December 31, 2017, the expected term was determined using the simplified method, which is calculated as the midpoint of the stock option vesting term and the expiration date of the stock option. We considered historical average volatilities of publicly traded industry peers, in estimating expected volatility for options. Other assumptions used include risk-free interest rate and expected dividend yield. The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected term of the related option grant. This assumption was dependent on the assumed expected term. The dividend yield of 0% is based on us not paying or anticipating paying any cash dividends in the foreseeable future.
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
Income Taxes
We recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between    the carrying amounts and the tax bases of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the Consolidated Statements of Operations in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, management considers the weighting of all available positive and negative evidence, which includes, among other things, the nature, frequency and severity of current and cumulative taxable income or losses, future projections of profitability, and the duration of statutory carryforward periods.
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
Net Income per Share
Basic net income per share includes no dilution and is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted net income per share by application of the treasury stock method. The calculation of diluted net income per share excludes all anti-dilutive common shares.
The net income per common share was the same for our Class A and Class B common shares because they are entitled to the same liquidation and dividend rights and are therefore combined in the table below. The following table presents a reconciliation of our weighted average number of Class A and Class B common shares used to compute net income per share (in thousands):

	Year Ended December 31,
	2019	2018	2017
Weighted average common shares outstanding	34,020	34,139	33,876
Less: Weighted average unvested restricted shares subject to repurchase	4	11	27
Weighted average common shares outstanding; basic	34,016	34,128	33,849

Weighted average common shares outstanding; basic	34,016	34,128	33,849
Plus: Weighted average options, restricted stock units and restricted shares used to compute diluted net income per common share	1,551	1,434	1,302
Weighted average common shares outstanding; diluted	35,567	35,562	35,151

Approximately 187,000, 358,000 and 548,000 shares of PSOs and PSUs are not included in the computations of diluted and anti-dilutive shares for the years ended December 31, 2019, 2018 and 2017, respectively, as they are considered contingently issuable upon the satisfaction of pre-defined performance measures and their respective performance measures have not been met.

The following table presents the number of anti-dilutive common shares excluded from the calculation of weighted average number of shares used to compute diluted net income per share for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	December 31,
	2019	2018	2017
Unvested restricted stock units	10	10	21
Contingent restricted stock units(1)	—	—	6
Total shares excluded from diluted net income per common share	10	10	27
(1) The reported shares are based on fixed price RSU commitments for which the number of shares has not been determined at the grant date. The number of shares have been determined by dividing the fixed price commitment to issue shares in the future by the closing price of our common stock at the applicable reporting period date.
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued the New Revenue Standard, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The New Revenue Standard also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which discusses the deferral of incremental costs of obtaining a contract with a customer.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"), which requires an entity to recognize ROU assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11"). Among other things, ASU 2018-11 provides administrative relief by allowing entities to implement the lease standard on a modified retrospective basis (the "Optional Transition Method"). Effectively, the Optional Transition Method permits us to adopt the lease standard through a cumulative effect adjustment to our opening balance sheet as of January 1, 2019, and report under the new lease standard on a post-adoption basis.

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

The adoption of ASU 2016-02 had a material impact on our Consolidated Balance Sheets, but did not have an impact on our Consolidated Statements of Operations or our Consolidated Statements of Cash Flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. We also reclassified prepaid and deferred rent to the ROU asset balance as of January 1, 2019.

The cumulative effect of the changes made to our Consolidated Balance Sheet at January 1, 2019 for the adoption of the new lease standard was as follows (in thousands):

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"), a series of amendments which align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. For public business entities, the amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. We adopted ASU 2018-15 on January 1, 2020, on a prospective basis for all implementation costs incurred after the date of adoption. We do not expect the adoption of this guidance will have a material impact on our financial condition, results of operations, cash flows or disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). This amendment was issued to simplify the accounting for income taxes by removing certain exceptions for recognizing deferred taxes, performing intraperiod allocation, and calculating income taxes in interim periods. Further, ASU 2019-12 adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax basis goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2020. We do not expect the adoption of ASU 2019-12 will have a material impact on our financial condition, results of operations, cash flows or disclosures.
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

The total purchase consideration was $60.2 million, of which $6.0 million (the "Holdback Amount") was retained by the Company to satisfy any such adjustments, including without limitation certain indemnification claims. The balance of the Holdback Amount, less any amount retained with respect to any unresolved indemnification claims, was released to the stockholders of Dynasty on January 10, 2020 in accordance with the terms of the purchase agreement. The Holdback Amount is recorded in other current liabilities on the Consolidated Balance Sheet as of December 31, 2019.

The transaction was accounted for using the acquisition method, and as a result, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. Determining the fair value of assets acquired and liabilities assumed requires management to make significant judgments and estimates, including the selection of valuation methodologies and comparable companies, estimates of future revenue and cash flows, discount rates, and the software decay rate and database ramp up rate. The following table summarizes the final purchase price allocation (in thousands) as well as the estimated useful lives of the acquired intangible assets over which they are amortized on a straight-line basis, as this approximates the pattern in which economic benefits are consumed:

	Amount (in thousands)	Estimated Useful Life (in years)
Total current assets	$305
Identified intangible assets:
Technology	5,730	4.0
Database	4,710	10.0
Customer relationships	1,110	5.0
Backlog	470	1.0
Trademark & trade name	1,390	10.0
Non-compete agreement	7,340	5.0
Total intangible assets subject to amortization	20,750	6.0
Goodwill	42,877	Indefinite
Other noncurrent assets	35
Total assets acquired	63,967

Accrued and other liabilities	48
Deferred tax liability, net	3,711
Total liabilities assumed	3,759
Purchase consideration	$60,208

Goodwill is mainly attributable to synergies expected from the acquisition and assembled workforce and is non-deductible for U.S. federal income tax purposes.

We incurred a total of $291,000 in transaction costs related to the acquisition and expensed all transaction costs incurred during the period in which such service was received. The results of operations of Dynasty since the acquisition are included in our Consolidated Statements of Operations for the Year Ended December 31, 2019. Revenue and net loss attributable to Dynasty in the period from the acquisition date of January 7, 2019 through December 31, 2019, was $2.8 million and $9.2 million, respectively.

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

We incurred a total of $240,000 in transaction costs related to the acquisition and expensed all transaction costs incurred during the period in which such service was received. The results of operations of WegoWise since the acquisition are included in our Consolidated Statements of Operations for the year ended December 31, 2018. Revenue and net loss attributable to WegoWise, in the period from the acquisition date of August 31, 2018 through December 31, 2018, were $0.4 million and $1.4 million, respectively.

Pro Forma Results of Operations

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

	Year Ended December 31,
	2019	2018	2017
Revenue	$256,047	$193,405	$146,859
Net income	32,339	5,937	5,052

4. Investment Securities and Fair Value Measurements
Investment Securities

Investment securities classified as available-for-sale consisted of the following at December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$9,597	$18	$(1)	$9,614
Agency securities	11,101	17	—	11,118
Treasury securities	14,222	12	(1)	14,233
Total available-for-sale investment securities	$34,920	$47	$(2)	$34,965

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$23,720	$—	$(163)	$23,557
Agency securities	4,345	4	(19)	4,330
Total available-for-sale investment securities	$28,065	$4	$(182)	$27,887

At December 31, 2019, the unrealized losses on investment securities which have been in a net loss position for twelve months or greater were not material. These unrealized losses are considered temporary and there were no impairments considered to be "other-than-temporary" based on our evaluation of available evidence, which includes our intent to hold these investments to maturity or a recovery of the cost basis.
At December 31, 2019 and 2018, the contractual maturities of our investments did not exceed 36 months. The fair values of available-for-sale investments, by remaining contractual maturity, are as follows (in thousands):

	December 31, 2019		December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$22,846	$22,876	$16,738	$16,631
Due after one year through three years	12,074	12,089	11,327	11,256
Total available-for-sale investment securities	$34,920	$34,965	$28,065	$27,887

During the years ended December 31, 2019 and 2018, we had sales and maturities (which include calls) of investment securities, as follows (in thousands):

	Year Ended December 31, 2019
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$—	$(1)	$2,750	$11,350
Agency securities	6	—	—	3,625
Treasury securities	—	—	—	685
	$6	$(1)	$2,750	$15,660

	Year Ended December 31, 2018
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$—	$(11)	$6,624	$19,307
Agency securities	4	(14)	5,671	7,000
Certificates of deposit	—	—	—	2,982
Treasury securities	—	(10)	8,605	3,530
	$4	$(35)	$20,900	$32,819

For the years ended December 31, 2019, 2018 and 2017 we received interest income net of the amortization and accretion of the premium and discount of $0.6 million, $1.0 million, and $0.7 million, respectively.

Fair Value Measurements
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables presents our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and 2018, by level within the fair value hierarchy (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$337	$—	$—	$337
Available-for-sale investment securities:
Corporate bonds	—	9,614	—	9,614
Agency securities	—	11,118	—	11,118
Treasury securities	14,233	—	—	14,233
Total	$14,570	$20,732	$—	$35,302

	December 31, 2018
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$10,694	$—	$—	$10,694
Available-for-sale investment securities:
Corporate bonds	—	23,557	—	23,557
Agency securities	—	4,330	—	4,330
Total	$10,694	$27,887	$—	$38,581

The carrying amounts of cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.
The estimated fair value of the term loan made available to us by Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent, and the lenders that are parties thereto ("Term Loan"), approximates its carrying value due to the variable interest rates. We consider the fair value of the Term Loan to be a Level 2 measurement as the Term Loan is not actively traded. We carry the Term Loan at face value less the unamortized discount on our Consolidated Balance Sheets. Refer to Note 9, Long-Term Debt of our Consolidated Financial Statements for more information about the Term Loan.
There were no changes to our valuation techniques used to measure asset and liability fair values on a recurring basis during the year ended December 31, 2019. The valuation techniques for the items in the table above are as follows:
Cash Equivalents
At December 31, 2019 and 2018, cash equivalents include cash invested in money market funds with a maturity of three months or less. Fair value is based on market prices for identical assets.
Available-for-Sale Investment Securities
Our Level 2 securities were priced by a pricing vendor. The pricing vendor utilizes the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, other observable inputs like market transactions involving comparable securities are used.
Non-Recurring Fair Value Measurements
Certain assets, including goodwill, intangible assets and our note receivable with SecureDocs, are also subject to measurement at fair value on a non-recurring basis using Level 3 measurement, but only when they are deemed to be impaired as a result of an impairment review. For the years ended December 31, 2019, 2018 and 2017, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.
5. Property and Equipment
Property and equipment consists of the following at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Data center and computer equipment	$7,983	$6,854
Furniture and fixtures	3,953	2,928
Office equipment	1,141	798
Leasehold improvements	6,192	5,254
Construction in process	7,118	79
Gross property and equipment	26,387	15,913
Less: Accumulated depreciation	(11,643)	(9,042)
Total property and equipment, net	$14,744	$6,871

Depreciation expense for property and equipment totaled $3.1 million, $2.4 million, and $2.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.
6. Internal-Use Software Development Costs
Internal-use software development costs were as follows (in thousands):

	December 31,
	2019	2018
Internal use software development costs, gross	$81,475	$58,237
Less: Accumulated amortization	(51,452)	(37,752)
Internal use software development costs, net	$30,023	$20,485

Capitalized software development costs were $23.6 million, $13.8 million and $11.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization expense with respect to software development costs totaled $14.0 million, $11.0 million and $9.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Future amortization expense with respect to capitalized software development costs at December 31, 2019 is estimated as follows (in thousands):

Years Ending December 31,
2020	$14,578
2021	10,738
2022	4,691
2023	16
Total amortization expense	$30,023

7. Goodwill and Intangible Assets
Intangible assets consisted of the following at December 31, 2019 and 2018 (in thousands, except years):

	December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$3,070	$(1,296)	$1,774	5.0
Database	8,330	(954)	7,376	10.0
Technology	10,541	(6,074)	4,467	5.0
Trademarks and trade names	2,690	(898)	1,792	6.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	7,400	(1,484)	5,916	5.0
Domain names	301	(276)	25	5.0
Patents	252	(225)	27	5.0
Backlog	470	(470)	—	1.0
	$33,734	$(12,357)	$21,377	6.2

	December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$1,960	$(728)	$1,232	5.0
Database	3,620	(121)	3,499	10.0
Technology	4,811	(4,506)	305	8.0
Trademarks and trade names	1,300	(642)	658	9.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	100	(44)	56	4.0
Domain names	273	(273)	—	5.0
Patents	285	(233)	52	5.0
Backlog	140	(47)	93	1.0
	$13,169	$(7,274)	$5,895	7.0

Amortization expense with respect to intangible assets totaled $5.3 million, $1.2 million and $1.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. Future amortization expense with respect to intangible assets is estimated as follows (in thousands):

Years Ending December 31,
2020	$4,642
2021	4,507
2022	4,445
2023	2,869
2024	1,373
Thereafter	3,541
Total amortization expense	$21,377

Our goodwill balance is solely attributed to acquisitions. There have been no impairment charges recorded against goodwill. Goodwill recorded during the twelve months ended December 31, 2019, which related to the acquisition of Dynasty was attributed to our one reporting unit. The change in the carrying amount of goodwill is as follows (in thousands):

Goodwill at December 31, 2018	$15,548
Goodwill from acquisition of Dynasty	42,877
Goodwill at December 31, 2019	$58,425

8. Leases

We have operating leases for our corporate offices and data centers. Our leases have remaining lease terms ranging from one to twelve years, some of which include options to extend the leases for up to 10 years. These options to extend have not been recognized as part of our operating lease ROU assets and lease liabilities as it is not reasonably certain that we will exercise these options. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. We have lease agreements with lease and non-lease components, which we have elected to combine for all asset classes. The total lease cost associated with our operating leases for the twelve months ended December 31, 2019 was $5.1 million.

Lease-related assets and liabilities were as follows at December 31, 2019 (in thousands):

Assets
Prepaid expenses and other current assets	$3,908
Operating lease right-of-use assets	27,803

Liabilities
Other current liabilities	$2,826
Operating lease liabilities	33,312
Total lease liabilities	$36,138

Weighted-average remaining lease term (years)	10.6
Weighted-average discount rate	4.7%

Supplemental cash flow information related to leases was as follows for the twelve months ended December 31, 2019 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,007
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$14,986

Future minimum lease payments under non-cancellable leases as of December 31, 2019 were as follows (in thousands):

Years ending December 31,
2020(1)	$472
2021(1)	2,383
2022	4,085
2023	3,977
2024	3,908
Thereafter	29,590
Total future minimum lease payments	44,415
Less: imputed interest	(12,185)
Total(2)	$32,230

(1) Future minimum lease payments for the years ending December 31, 2020 and 2021 are presented net of tenant improvement allowances of $5.5 million and $2.3 million, respectively.
(2)Total future minimum lease payments include the current portion of lease liabilities recorded in prepaid expenses and other current assets of $3.9 million which relates to certain of the Company's leases for which the lease incentives to be received exceed the minimum lease payments to be paid over the next twelve months.

A summary of our future minimum payments for obligations under non-cancellable operating leases as of December 31, 2018 was as follows (in thousands):

Years Ending December 31,
2019	$4,211
2020	4,889
2021	4,038
2022	2,717
2023	2,053
Thereafter	9,128
Total lease commitments	$27,036

We recorded rent expense of $2.6 million and $2.1 million for the years ended December 31, 2018 and 2017, respectively.
On April 1, 2019, we signed a new lease with Rose Studios, LLC to lease approximately 5,000 square feet of office space located in Venice, California. The lease is for a five-year term commencing August 1, 2019 ending on July 31, 2024. The total commitment under this lease is$2.0 million for which the remaining amount due at December 31, 2019 is included in the maturities table above.

On December 6, 2019, we signed three new leases for certain premises located in the Castilian Technical Center at 50, 70, and 90 Castilian Drive in Santa Barbara, California. The leases replaced the Company's prior lease agreements with the previous landlord with respect to the premises. The leases commenced December 6, 2019 and are for a twelve-year term ending on February 29, 2032, with two consecutive five-year renewal periods, each at the Company's option. The total commitment under these lease agreements is $36.5 million for which the remaining amount due at December 31, 2019 is included in the maturities table above.

9. Long-term Debt
The following is a summary of our long-term debt at December 31, 2019 (in thousands):

Principal amounts due under term loan	$48,750
Less: Debt financing costs	(167)
Long-term debt, net of unamortized debt financing costs	48,583
Less: Current portion of long-term debt	(1,208)
Total long-term debt, net of current portion	$47,375

Scheduled principal payments for the Term Loan at December 31, 2019 are as follows (in thousands):

Years Ending December 31,
2020	$1,250
2021	2,500
2022	2,500
2023	42,500
Total principal payments	$48,750

Credit Agreement
On December 24, 2018, we amended our credit agreement (Amendment Number Two to the Credit Agreement, or the "Second Amendment") with Wells Fargo, as administrative agent, and the lenders that are parties thereto (as amended, the "Credit Agreement"). Under the terms of the Second Amendment, the lenders have made available to us a $50.0 million term loan (the "Term Loan") and have increased the existing $25.0 million Revolving Facility to $50.0 million. The maturity date of the Term Loan and Revolving Facility is December 24, 2023. In addition, we are now permitted to make certain restricted junior payments, including without limitation stock repurchases and enter into acquisitions in which we are the purchaser ("Acquisitions"), with no dollar cap on such Acquisitions, so long as we maintain certain specified liquidity requirements and leverage ratios.
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
The Credit Agreement contains customary affirmative, negative and financial covenants. The affirmative covenants require us to, among other things, disclose financial and other information to the lenders, maintain our business and properties, and maintain adequate insurance. The negative covenants restrict us from, among other things, incurring additional indebtedness, prepaying certain types of indebtedness, encumbering or disposing of our assets, making fundamental changes to our corporate structure, and making certain dividends and distributions. At December 31, 2019, we were in compliance with the financial covenants under the Credit Agreement.
Under the terms of the Second Amendment, borrowings under the Credit Agreement will bear interest at a fluctuating rate per annum equal to, at our option, (i) the adjusted London Interbank Offered Rate ("LIBOR") or (ii) an alternate base rate, in each case plus the applicable interest rate margin. Borrowings will fluctuate between adjusted LIBOR plus 1.5% per annum and adjusted LIBOR plus 2.0% per annum (or between the alternate base rate plus 0.5% per annum and the alternate base rate plus 1.0% per annum), based upon our leverage ratio. The average interest rate during the twelve months ended December 31, 2019 was 3.9%.
Fees payable on the unused portion of the Revolving Facility will be 25 basis points per annum, unless the average usage of the Revolving Facility is equal to or less than $30.0 million for the applicable period, in which case the fees on the unused portion of the Revolving Facility will be 0.375% per annum.
At December 31, 2019 and 2018, there was no outstanding balance under the Revolving Facility.

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
Debt financing costs are deferred and amortized, using the straight-line method, which approximates the effective interest method, for costs related to the Term Loan and the straight-line method for costs related to the Revolving Facility over the term of the debt arrangement; such amortization is included in interest expense in the Consolidated Statements of Operations. Amortization of deferred debt financing costs was not material for the years ended December 31, 2019, 2018 and 2017. At December 31, 2019 and 2018, the remaining unamortized deferred debt financing costs were $0.4 million and $0.5 million, of which, at December 31, 2019 and 2018, $0.2 million was offset against debt. At December 31, 2019 and 2018, $0.3 million of the remaining unamortized deferred debt financing costs were recorded in prepaid expenses and other current assets and other assets on the Consolidated Balance Sheets, as they pertained to the Revolving Facility.
10. Commitments and Contingencies
Legal Liability to Landlord Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc., which was established to provide our customers with the option to purchase legal liability to landlord insurance. If our customers choose to use our insurance services, they are issued an insurance policy underwritten by our third-party service provider. The policy has a limit of $100,000 per incident for each insured residence. We have entered into a reinsurance agreement with our third-party service provider and, as a result, we assume a 100% quota share of the legal liability to landlord insurance provided to our customers through our third-party service provider. Included in cost of revenue we accrue for reported claims, and an estimate of losses incurred but not reported by our property management customers, as we bear the risk related to claims. Our liability for reported claims and incurred but not reported claims at December 31, 2019 and 2018 was $1.8 million and $0.6 million, respectively, and is included in other current liabilities on the Consolidated Balance Sheets.
Included in prepaid expenses and other current assets as of December 31, 2019 and 2018 are $1.3 million and $1.8 million, respectively, of deposits held with a third party related to requirements to maintain collateral for our insurance services.
Legal Proceedings
In July 2019, we received a Request for Information from the Civil Rights Division (Housing and Civil Enforcement Section) of the U.S. Department of Justice ("DOJ") requesting certain information relating to our compliance with the Servicemembers Civil Relief Act in connection with our tenant screening Value+ service. We continue to fully cooperate with the DOJ, and do not presently have sufficient information to predict the outcome of, or any potential costs or penalties associated with, the DOJ investigation.

In December 2018, we received a Civil Investigative Demand from the Federal Trade Commission ("FTC") requesting certain information relating to our compliance with the Fair Credit Reporting Act in connection with our tenant screening Value+ service. We continue to fully cooperate with the FTC, and do not presently have sufficient information to predict the outcome of, or any potential costs or penalties associated with, the FTC investigation.
In addition, from time to time, we are involved in various other investigatory inquiries or legal proceedings arising from or related to matters incident to the ordinary course of our business activities, including actions with respect to intellectual property, employment, regulatory and contractual issues. Although the results of such investigatory inquiries and legal proceedings cannot be predicted with certainty, we believe that we are not currently a party to any investigatory inquiries or legal proceeding(s) which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows.
Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of any applicable agreements, services to be provided by us, or intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses and is indeterminable. We have never paid a material claim, nor have any legal claims been brought against us, in connection with these indemnification arrangements. At December 31, 2019 and 2018, we have not accrued a liability for these indemnification arrangements because we determined that the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably possible and the amount or range of amounts of any such liability is not reasonably estimable.
11. Stockholders’ Equity
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
At December 31, 2019, there were 16,552,000 shares of Class A common stock outstanding, 17,594,000 shares of Class B common stock outstanding and no preferred shares outstanding.
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
Share Repurchase Program
On February 20, 2019, the Board of Directors (the "Board") authorized a $100.0 million Share Repurchase Program (the "Program") of our outstanding Class A Common Stock. Under the Program, share repurchases may be made from time to time, as directed by a Committee consisting of three Directors, in open market purchases or privately negotiated transactions at a repurchase price that the members of the Committee unanimously believe is below intrinsic value conservatively determined. The Program does not obligate us to repurchase any specific dollar amount or number of shares, there is no expiration date to the Program, and it may be modified, suspended or terminated at any time and for any reason. We did not repurchase any Class A Common Stock under the Program during the year ended December 31, 2019.
In October 2018, our Board authorized a $30.0 million Share Repurchase Program of its outstanding Class A Common Stock. Pursuant to this program, the Company has repurchased 370,751 shares for an aggregate purchase price of $21.6 million. The balance of $8.4 million remaining under the October authorization is included within the $100.0 million Share Repurchase Program authorized on February 20, 2019.
12. Stock-Based Compensation
2015 Stock Incentive Plan
In conjunction with our IPO in 2015, our Board of Directors and stockholders adopted the 2015 Stock Incentive Plan (the "2015 Plan"). Upon adoption of the 2015 Plan, 2,000,000 shares of our Class A common stock were reserved and available for grant and issuance. On January 1 of each subsequent calendar year, the number of shares available for grant and issuance under the 2015 Plan increase by the lesser of (i) the number of shares of our Class A common stock subject to awards granted under the 2015 Plan during the preceding calendar year and (ii) such lesser number of shares of our Class A common stock determined by our Board of Directors. At December 31, 2019, we have reserved an aggregate of 3,977,621 shares of our Class A common stock for grant and issuance under the 2015 Plan. The number of shares of our Class A common stock is also subject to adjustment in the event of a recapitalization, stock split, reclassification, stock dividend or other change in our capitalization. The 2015 Plan authorizes the award of stock options, stock appreciation rights, RSAs, RSUs, performance awards and stock bonuses. The 2015 Plan provides for the grant of awards to our employees, directors, consultants and independent contractors, subject to certain exceptions. RSUs, PSUs, and RSAs have been issued during 2019 pursuant to the 2015 Plan.
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

Stock Options
A summary of our stock option activity for the year ended December 31, 2019 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years
Options outstanding at December 31, 2018	1,513	$11.31	6.4
Options granted	—	—
Options exercised	(120)	4.60
Options cancelled/forfeited	(51)	13.41
Options outstanding at December 31, 2019	1,342	$11.84	5.9

At December 31, 2019:
Options vested and expected to vest	1,342	$11.84	5.1
Options exercisable(1)	1,325	$11.93	5.9
(1) Included in the options exercisable is 15,000 shares which have an early exercise option. The weighted average exercise price of these options is $5.64 per share and the weighted average contractual life in years is 5.1 years.

Included in the options outstanding as of December 31, 2019 are 172,000 PSOs granted in 2017. Vesting of these PSOs is based on the achievement of pre-established performance targets for the year ending December 31, 2019 and continued employment throughout the performance period. Of these PSOs, 132,000 shares vest based on the achievement of a pre-established free cash flow performance target for the year ending December 31, 2019, assuming achievement of the performance metric at the maximum level, which is 150% of the performance target, resulting in a maximum payout of 100% of the initial target award. The remaining 40,000 PSOs have a pre-established adjusted gross margin target for the year ending December 31, 2019. PSOs tied to the gross margin performance target have two levels of vesting, with 50% vesting based on the achievement of 110% of the targeted amount and the remaining 50% vesting based on the achievement of 115% of the targeted amount.
During the year ended December 31, 2019, 200,000 PSOs vested based on the achievement of 120% of the pre-established free cash flow performance target for the year ended December 31, 2018.
We recognize expense for the PSOs based on the grant date fair value of the PSOs that we determine are probable of vesting. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSOs that are probable of vesting. Our stock-based compensation expense for stock options for the years ended December 31, 2019, 2018 and 2017 was $0.6 million, $1.6 million, and $2.9 million, respectively.
The fair value of stock options is estimated on their date of grant using the Black-Scholes option-pricing model. No stock options were granted during the years ended December 31, 2019 and 2018.

At December 31, 2019, the total remaining stock-based compensation expense for unvested stock options was $0.1 million, which is expected to be recognized over a weighted average period of 0.9 years.
The total intrinsic value of options exercised in 2019, 2018 and 2017 was $11.5 million, $7.5 million, and $4.6 million, respectively. This intrinsic value represents the difference between the fair value of our common stock on the date of exercise and the exercise price of each option. Based on the fair value of our common stock at December 31, 2019, the total intrinsic value of all outstanding options was $131.7 million. The total intrinsic value of exercisable options at December 31, 2019 was $129.8 million. The total intrinsic value of options vested and expected to vest at December 31, 2019 was $131.7 million.
The excess tax benefit realized from option exercises during the years ended December 31, 2019, 2018 and 2017 was $20.5 million, $7.7 million and $5.2 million, respectively.

Restricted Stock Units
A summary of activity in connection with our RSUs for the year ended December 31, 2019 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at December 31, 2018	674	$32.61
Granted	216	89.10
Vested	(198)	26.78
Forfeited	(46)	43.97
Unvested at December 31, 2019	646	$52.42

During the year ended December 31, 2019, we granted a total of 216,000 RSUs and PSUs: 173,000 RSUs vest annually over four years; 37,000 PSUs vest based on the achievement of a pre-established consolidated net revenue growth target for each of the years ending December 31, 2020, 2021 and 2022 and continued employment throughout the performance period; and 6,000 PSUs were granted and vested as a result of the achievement of a pre-established free cash flow performance target for the year ended December 31, 2018. The number of PSUs granted, as included in the above table, assumes achievement of the performance metric at 100% of the targeted performance metric. The actual number of shares to be issued at the end of the performance period will range from 0% to 100% of the initial target awards. Achievement of the performance target between 100% and 150% of the performance target will result in a performance-based cash bonus payment between 100% and 165% of the initial target awards.

During the year ended December 31, 2019, 29,000 of the PSUs vested and an additional 6,000 PSUs were granted and vested based on the achievement of 120% of the pre-established free cash flow performance target for the year ended December 31, 2018.

Included in the unvested RSUs and PSUs at December 31, 2019 are 95,000 and 88,000 PSUs granted in 2018 and 2017, respectively. Of the PSUs granted in 2018, 54,000 vest based on the achievement of a pre-established consolidated net revenue growth target for the year ending December 31, 2020 and 41,000 vest based on the achievement of a pre-established consolidated net revenue growth target for the year ending December 31, 2021. Vesting of the PSUs granted in 2017 is based on the achievement of pre-established free cash flow performance targets for the year ending December 31, 2019, and continued employment throughout the performance period. The number of PSUs granted assumes achievement of the performance metric at 100% of the performance target. For the PSUs granted in 2018, the actual number of shares to be issued at the end of the performance period will range from 0% to 100% of the initial target awards. Achievement of the performance target between 100% and 150% of the performance target will result in a performance based cash bonus payment between 100% and 165% of the initial target awards. For the PSUs granted in 2017, the actual number of shares to be issued at the end of the performance period will range from 0% to 165% of the initial target award.
We recognize expense for the PSUs based on the grant date fair value of the PSUs that we determine are probable of vesting. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSUs that are probable of vesting. Our stock-based compensation expense for the RSUs and PSUs for the years ended December 31, 2019, 2018 and 2017, was $8.3 million, $5.5 million and $3.6 million, respectively.
At December 31, 2019, the total remaining stock-based compensation expense for these RSUs was $21.8 million, which is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock Awards
A summary of activity in connection with our RSAs for the year ended December 31, 2019 is as follows (number of shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested at December 31, 2018	6	$51.36
Granted	5	105.88
Vested	(6)	51.36
Forfeited	—	—
Unvested at December 31, 2019	5	$105.88

We have the right to repurchase any unvested RSAs subject to certain conditions. RSAs vest over a four-year period for employees and over a one-year period for non-employee directors. For the years ended December 31, 2019, 2018 and 2017, we recognized stock-based compensation expense for RSAs of $0.3 million, $0.3 million and $0.4 million, respectively. During 2019, the grant date fair value of the shares vested was $0.3 million.
At December 31, 2019, the total remaining stock-based compensation expense for unvested RSAs was $0.4 million, which is expected to be recognized over a weighted average period of 0.8 years.
13. Income Taxes
For the year ended December 31, 2019, we recorded an income tax benefit of $31.5 million. During the second quarter of 2019, the Company evaluated all available positive and negative evidence, including the Company's sustained profitability in 2018 and 2019, the impact of recent acquisitions and future projections of profitability. As a result, the Company determined that all of its deferred tax assets were more likely than not to be realized and reversed the valuation allowance against those deferred tax assets accordingly.
For the years ended December 31, 2018 and 2017, we recorded income tax expense of $420,000 and $58,000, respectively, associated with state taxes and the amortization of tax deductible goodwill that is not an available source of income to realize the deferred tax asset.

Our effective tax rate differs from the United States federal statutory rate of 21% primarily because, in years prior to 2019, our reported losses were offset by a valuation allowance due to uncertainty as to the realization of those losses while, in 2019, we released such valuation allowance. Set forth below is a reconciliation of the components that caused our provision for income taxes to differ from amounts computed by applying the United States federal statutory rate of 21% for the years ended December 31, 2019 and 2018, and 34% for the year ended December 31, 2017:

	Year Ended December 31,
	2019	2018	2017
Income tax benefit at the statutory rate	21%	21%	34%
State and local income taxes, net of federal benefit	(53)	(3)	(14)
Stock-based compensation expense	(88)	(7)	(15)
Meals and entertainment	7	1	2
Change in valuation allowance	(475)	(1)	(60)
Change in federal rate	—	—	74
Research and development tax credits	(64)	(9)	(20)
Provision for (benefit from) income taxes	(652)%	2%	1%

The provision for income tax consists of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current
Federal	$—	$—	$—
State and local	(15)	339	53
Current income tax expense	(15)	339	53
Deferred
Federal	(18,761)	65	(2)
State and local	(12,683)	16	7
Deferred income tax (benefit) expense	(31,444)	81	5
Total income tax provision (benefit)	$(31,459)	$420	$58

The components of deferred tax assets (liabilities) were as follows (in thousands):

	December 31,
	2019	2018
Deferred income tax assets:
Net operating loss carryforwards	$22,525	$15,675
Research and development tax credits	17,700	11,907
Intangible assets	—	143
Stock-based compensation	2,895	2,203
Lease asset	8,291	—
Other	1,692	2,878
Gross deferred tax assets	53,103	32,806
Valuation allowance	—	(23,002)
Deferred tax assets, net of valuation allowance	53,103	9,804
Deferred tax liabilities:
Property, equipment and software	(7,965)	(5,464)
Intangible assets	(3,767)	—
Capitalized commissions	(2,492)	(1,825)
State taxes	(2,563)	(1,935)
Lease liability	(7,152)	—
Other	(1,590)	(739)
Total deferred tax liabilities	(25,529)	(9,963)
Total net deferred tax assets (liabilities)	$27,574	$(159)

At December 31, 2019, we had federal net operating loss carryforwards of $82.1 million, which will begin to expire in 2031. At December 31, 2019, we had state net operating loss carryforwards of $65.9 million, which will begin to expire in 2028. At December 31, 2019, we also had federal and state research and development credit carryforwards of $11.4 million and $10.8 million, respectively. The federal credit carryforwards will begin to expire in 2027, while the majority of state credits carryforwards apply indefinitely.
The Internal Revenue Code of 1986, as amended (“IRC”), imposes substantial restrictions on the utilization of NOLs and other tax attributes in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use pre-change NOLs may be limited as prescribed under IRC Section 382. Events which may cause limitation in the amount of the NOLs and credits that we utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a rolling three-year period. We have undertaken an NOL/382 analysis and have determined that there are no limitations on the NOL carryforwards at December 31, 2019.

The change in the valuation allowance for the years ended December 31, 2019, 2018 and 2017 was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Valuation allowance, at beginning of year	$23,002	$23,827	$29,417
Decrease in valuation allowance	(23,002)	(825)	(5,590)
Valuation allowance, at end of year	$—	$23,002	$23,827

The following is a reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2019	2018	2017
Unrecognized tax benefit beginning of year	$2,977	$2,105	$4,032
Decreases-tax positions in prior year	—	—	(2,210)
Increases-tax positions in current year	1,444	872	283
Unrecognized tax benefit end of year	$4,421	$2,977	$2,105

The unrecognized tax benefits are recorded as a reduction to the deferred tax assets.
At December 31, 2019 and 2018, we had no accrued interest and penalties related to uncertain income tax positions. We do not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.
We are subject to taxation in the United States and various states. Due to the net operating loss carryforwards, our federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception. We are not currently under audit by any taxing authorities.

14. Revenue and Other Information
The following table presents our revenue categories for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Core solutions	$88,581	$70,549	$57,132
Value+ services	153,994	113,072	80,847
Other	13,437	6,450	5,824
Total revenue	$256,012	$190,071	$143,803

Our revenue is generated primarily from United States customers. All of our property and equipment is located in the United States.
15. Retirement Plans
We have a 401(k) retirement and savings plan made available to all employees. The 401(k) plan allows each participant to contribute up to an amount not to exceed an annual statutory maximum. We may, at our discretion, make matching contributions to the 401(k) plan. Cash contributions to the plan were $2.5 million, $1.6 million and $0.8 million, for the years ended December 31, 2019, 2018 and 2017, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at December 31, 2019, the last day of the period covered by this Annual Report. Disclosure controls and procedures include, without limitation, controls and other procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on our management's evaluation, our principal executive officer and principal financial officer have concluded that, at December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
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
As of December 31, 2019, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth in the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. We have excluded Dynasty from our assessment of internal control over financial reporting because it was acquired in a business combination during the year ended December 31, 2019. Dynasty constituted 1% of total assets and 1% of total revenue as of and for the year ending December 31, 2019. Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2019.

The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their audit report which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting at December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13(a)-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.     OTHER INFORMATION
None.
PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in the Proxy Statement or an amendment to this Annual Report, which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2019, and is incorporated herein by reference.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Asset Purchase Agreement, dated August 31, 2018, by and between AppFolio Utility Management, Inc. and WegoWise, Inc.	8-K	001-37468	2.1	9/4/2018
2.2	Agreement and Plan of Merger, dated January 7, 2019, by and among the registrant., Riviera Mar, Inc., Dynasty Marketplace, Inc. and Fortis Advisors LLC.	8-K	001-37468	2.1	1/8/2019
3.1	Amended and Restated Certificate of Incorporation of the registrant as currently in effect.	10-Q	001-37468	3.1	8/6/2015
3.2	Amended and Restated Bylaws of the registrant as currently in effect.	10-Q	001-37468	3.2	8/6/2015
4.1	Specimen Certificate for Class A Common Stock.	S-1/A	333-204262	4.1	6/4/2015
4.2	Amended and Restated Investor Rights Agreement, by and among the registrant and the investors named therein, dated November 26, 2013.	S-1/A	333-204262	4.2	6/4/2015
4.3	Description of Capital Stock of the registrant.					X
10.1	Multi-Tenant Industrial Lease, by and between the registrant and Nassau Land Company, L.P., dated April 1, 2011 ("2011 Lease"), as amended by First Amendment to 2011 Lease, dated November 11, 2011, Second Amendment to 2011 Lease, dated February 23, 2012, and Third Amendment to 2011 Lease, dated November 5, 2013.	S-1/A	333-204262	10.1	6/4/2015
10.2	Fourth Amendment to 2011 Lease, by and between the registrant and Nassau Land Company, L.P., dated February 22, 2017.	10-K	001-37468	10.2	2/27/2017
10.3	Multi-Tenant Industrial Lease, by and between the registrant and Nassau Land Company, L.P., dated February 17, 2015 ("2015 Lease").	S-1/A	333-204262	10.2	6/4/2015
10.4	First Amendment to 2015 Lease, by and between the registrant and Nassau Land Company, L.P., dated October 5, 2015.	10-Q	001-37468	10.2	11/9/2015
10.5	Second Amendment to 2015 Lease, by and between the registrant and Nassau Land Company, L.P., dated February 22, 2016.	10-K	001-37468	10.2	2/29/2016
10.6	Third Amendment to Lease, by and between the registrant and Nassau Land Company, L.P., dated July 1, 2018.	10-Q	001-37468	10.1	7/30/2018

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.7	Multi-Tenant Industrial Lease, by and between the registrant and Nassau Land Company, L.P., dated July 1, 2018.	10-Q	001-37468	10.2	7/30/2018
10.8	WeWork membership Agreement, by and between the registrant and WeWork, dated September 28, 2018.	10-K	001-37468	10.8	2/28/2019
10.9#	2007 Stock Incentive Plan, as amended, and related form agreements.	S-1/A	333-204262	10.3	6/4/2015
10.10#	2015 Stock Incentive Plan and related form agreements.	S-1/A	333-204262	10.4	6/4/2015
10.11#	2015 Employee Stock Purchase Plan.	S-1/A	333-204262	10.5	6/4/2015
10.12#	Long-Term Cash Incentive Plan.	10-K	001-37468	10.9	2/26/2018
10.13#	Form of Long-Term Cash Incentive Award Offer.	10-K	001-37468	10.10	2/26/2018
10.14	Form of Indemnification Agreement by and between the registrant and each of its executive officers and directors.					X
10.15	Credit Agreement, by and among the registrant, Wells Fargo Bank, N.A., as administrative agent, and the lenders that are parties thereto, dated March 16, 2015.	S-1	333-204262	10.7	5/18/2015
10.16	Amendment Number One to Credit Agreement, by and among the registrant, Wells Fargo Bank, N.A., as administrative agent, and the lenders that are parties thereto, dated October 9, 2015.	10-Q	001-37468	10.1	11/9/2015
10.17	Amendment Number Two to Credit Agreement, by and among the registrant, Wells Fargo Bank, N.A., as administrative agent, and the lenders that are parties thereto, dated December 24, 2018.	10-K	001-37468	10.17	2/28/2019
10.18	Resignation Agreement and General Release of Claims by and between the registrant and Brian Donahoo, dated August 3, 2017.	8-K	001-37468	10.1	8/7/2017
21.1	Subsidiaries of the registrant.					X
23.1	Consent of independent registered public accounting firm.					X
24.1	Power of Attorney (included on the signature page of this report).					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

#	Indicates a management contract or compensatory plan or arrangement
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

AppFolio, Inc.

Date:	March 2, 2020	By:	/s/ Ida Kane
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

SIGNATURE	TITLE	DATE

/s/ Jason Randall	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2020
Jason Randall

/s/ Ida Kane	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2020
Ida Kane

/s/ Andreas von Blottnitz	Chairman of the Board	March 2, 2020
Andreas von Blottnitz

/s/ Timothy Bliss	Director	March 2, 2020
Timothy Bliss

/s/ Janet Kerr	Director	March 2, 2020
Janet Kerr

/s/ James Peters	Director	March 2, 2020
James Peters

/s/ William Rauth	Director	March 2, 2020
William Rauth

/s/ Klaus Schauser	Chief Strategist and Director	March 2, 2020
Klaus Schauser

/s/ Winifred Webb	Director	March 2, 2020
Winifred Webb