Form 10-Q
period 2020-03-31
APPFOLIO INC
filed 2020-05-04
CIK 1433195

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020.
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

As of April 27, 2020, the number of shares of the registrant’s Class A common stock outstanding was 16,712,280 and the number of shares of the registrant’s Class B common stock outstanding was 17,536,442.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020 (this "Quarterly Report"), includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which statements are subject to considerable risks and uncertainties. Forward-looking statements include all statements that are not statements of historical facts and can be identified by words such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “could,” “will,” “would” or similar expressions and the negatives of those expressions. Forward-looking statements also include the assumptions underlying or relating to such statements. In particular, forward-looking statements contained in this Quarterly Report relate to, among other things:

▪	our future or assumed financial condition, results of operations and liquidity;

▪	business forecasts and plans;

▪	trends affecting our business and industry, and the economy as a whole;

▪	capital needs and financing plans;

▪	capital resource allocation plans;

▪	share repurchase plans;

▪	research and product development plans;

▪	future products and Value+ services;

▪	growth in the size of our business and number of customers;

▪	strategic plans and objectives;

▪	the impact of acquisitions and investments;

▪	changes in the competitive environment;

▪	the outcome of legal proceedings or regulatory matters; and

▪	the impact of, and our response to, the novel coronavirus ("COVID-19") pandemic.

We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report.

Our forward-looking statements are based on our management’s current beliefs, assumptions and expectations about future events and trends, which affect or may affect our business, strategy, operations, financial performance or liquidity. Although we believe these forward-looking statements are based upon reasonable assumptions, they are subject to numerous known and unknown risks and uncertainties and are made in light of information currently available to us. Our actual financial condition and results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (our "Annual Report"), as well as in the other reports we file with the Securities and Exchange Commission (the "SEC"). You should read this Quarterly Report, and the other documents we file with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

APPFOLIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par values)

	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$56,779	$15,813
Investment securities—current	7,952	22,876
Accounts receivable, net	9,617	7,562
Prepaid expenses and other current assets	18,362	15,540
Total current assets	92,710	61,791
Investment securities—noncurrent	6,676	12,089
Property and equipment, net	22,536	14,744
Operating lease right-of-use assets	26,750	27,803
Capitalized software, net	32,587	30,023
Goodwill	58,425	58,425
Intangible assets, net	20,121	21,377
Deferred taxes	27,212	27,574
Other long-term assets	6,410	6,276
Total assets	$293,427	$260,102
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,509	$1,927
Accrued employee expenses	11,833	17,758
Accrued expenses	11,419	10,833
Deferred revenue	5,732	4,600
Other current liabilities	5,636	11,139
Term loan, net—current portion	1,520	1,208
Total current liabilities	38,649	47,465
Operating lease liabilities	34,143	33,312
Revolving facility	49,000	—
Term loan, net	46,760	47,375
Total liabilities	168,552	128,152
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000 shares authorized and no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Class A common stock, $0.0001 par value, 250,000 shares authorized at March 31, 2020 and December 31, 2019; 17,089 and 16,923 shares issued at March 31, 2020 and December 31, 2019, respectively; 16,670 and 16,552 shares outstanding at March 31, 2020 and December 31, 2019, respectively	2	2
Class B common stock, $0.0001 par value, 50,000 shares authorized at March 31, 2020 and December 31, 2019; 17,536 and 17,594 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	156,513	161,509
Accumulated other comprehensive income	165	33
Treasury stock, at cost, 419 and 371 shares of Class A common stock at March 31, 2020 and December 31, 2019, respectively	(25,756)	(21,562)
Accumulated deficit	(6,051)	(8,034)
Total stockholders’ equity	124,875	131,950
Total liabilities and stockholders’ equity	$293,427	$260,102
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue	$72,495	$57,091
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	28,961	24,181
Sales and marketing	14,506	11,219
Research and product development	11,212	8,481
General and administrative	8,572	8,192
Depreciation and amortization	6,414	5,076
Total costs and operating expenses	69,665	57,149
Income (loss) from operations	2,830	(58)
Other income (expense), net	22	(1)
Interest expense, net	(494)	(497)
Income (loss) before provision for (benefit from) income taxes	2,358	(556)
Provision for (benefit from) income taxes	375	(4,281)
Net income	$1,983	$3,725

Net income per common share:
Basic	$0.06	$0.11
Diluted	$0.06	$0.11
Weighted average common shares outstanding:
Basic	34,175	33,913
Diluted	35,681	35,342
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$1,983	$3,725
Other comprehensive income:
Changes in unrealized gains on investment securities	132	129
Comprehensive income	$2,115	$3,854
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Accumulated
	Class A		Class B		Capital	Income	Stock	Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	16,552	$2	17,594	$2	$161,509	$33	$(21,562)	$(8,034)	$131,950
Exercise of stock options	17	—	—	—	97	—	—	—	97
Stock-based compensation	—	—	—	—	1,365	—	—	—	1,365
Vesting of restricted stock units, net of shares withheld for taxes	91	—	—	—	(6,458)	—	—	—	(6,458)
Conversion of Class B stock to Class A stock	58	—	(58)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	132	—	—	132
Repurchase of common stock	(48)	—	—	—	—	—	(4,194)	—	(4,194)
Net income	—	—	—	—	—	—	—	1,983	1,983
Balance at March 31, 2020	16,670	$2	17,536	$2	$156,513	$165	$(25,756)	$(6,051)	$124,875

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Accumulated
	Class A		Class B		Capital	Loss	Stock	Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	15,789	$2	18,109	$2	$157,898	$(178)	$(21,562)	$(44,316)	$91,846
Exercise of stock options	14	—	—	—	90	—	—	—	90
Stock-based compensation	—	—	—	—	1,831	—	—	—	1,831
Vesting of restricted stock units, net of shares withheld for taxes	58	—	—	—	(2,572)	—	—	—	(2,572)
Vesting of early exercised shares	—	—	—	—	6	—	—	—	6
Conversion of Class B stock to Class A stock	38	—	(38)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	129	—	—	129
Net income	—	—	—	—	—	—	—	3,725	3,725
Balance at March 31, 2019	15,899	$2	18,071	$2	$157,253	$(49)	$(21,562)	$(40,591)	$95,055
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash from operating activities
Net income	$1,983	$3,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,414	5,076
Amortization of operating lease right-of-use assets	1,053	942
Deferred income taxes	362	(4,281)
Stock-based compensation	959	1,552
Other	(38)	27
Changes in operating assets and liabilities:
Accounts receivable	(1,616)	(2,051)
Prepaid expenses and other current assets	(2,822)	(3,577)
Other assets	(148)	660
Accounts payable	(362)	100
Accrued employee expenses	(5,427)	(2,867)
Accrued expenses	726	1,580
Deferred revenue	693	268
Operating lease liabilities	784	(735)
Other liabilities	522	(124)
Net cash provided by operating activities	3,083	295
Cash from investing activities
Purchases of available-for-sale investments	(649)	—
Proceeds from sales of available-for-sale investments	13,942	1,750
Proceeds from maturities of available-for-sale investments	7,250	2,250
Purchases of property, equipment and intangible assets	(7,992)	(1,030)
Additions to capitalized software	(6,822)	(4,658)
Cash paid in business acquisition, net of cash acquired	—	(54,004)
Net cash provided by (used in) investing activities	5,729	(55,692)
Cash from financing activities
Proceeds from stock option exercises	97	90
Tax withholding for net share settlement	(6,458)	(1,315)
Payment of contingent consideration	(5,977)	—
Proceeds from issuance of debt	49,437	597
Principal payments on debt	(749)	(909)
Payment of debt issuance costs	—	(360)
Purchase of treasury stock	(4,194)	—
Net cash provided by (used in) financing activities	32,156	(1,897)
Net increase (decrease) in cash, cash equivalents and restricted cash	40,968	(57,294)
Cash, cash equivalents and restricted cash
Beginning of period	16,247	74,506
End of period	$57,215	$17,212

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2020	2019

Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$4,251	$445
Additions of capitalized software included in accrued and accrued employee expenses	687	391
Stock-based compensation capitalized for software development	406	338
Tax withholding for net share settlement included in accrued employee expenses	—	1,258
Purchase consideration for acquisitions included in other current liabilities	—	6,000

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within our Condensed Consolidated Balance Sheets to the total of the same such amounts shown above (in thousands):

	March 31,
	2020	2019
Cash and cash equivalents	$56,779	$16,783
Restricted cash included in other assets	436	429
Total cash, cash equivalents and restricted cash	$57,215	$17,212

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
1. Nature of Business
AppFolio, Inc.'s (the "Company,"“we,” "us" or "our") mission is to revolutionize vertical industry businesses by providing great software and services. Today we offer industry-specific, cloud-based business software solutions, services and data analytics to the real estate market, which represents over 90% of our revenue, and, to a lesser extent, to the legal market. Although specific functionality varies by product, our core solutions address common business operations and interactions of businesses in our targeted verticals. In addition to our core solutions, we offer a range of optional, but often business-critical, Value+ services. Our Value+ services are built to enhance, automate and streamline processes and support workflows essential to our customers' businesses.
Our real estate software solutions provide our property management customers with a system of record to automate essential business processes, a system of engagement to enhance business interactions between our customers and their clients and other stakeholders, and a system of intelligence to leverage data to predict and optimize business workflows that enable superior customer experiences and increase efficiency across our customers' businesses. We also provide software solutions to the legal market that enable law firms to administer their practice and manage their caseloads more efficiently by centralizing case details in a single system of record and system of engagement.
The significant majority of our customers in the real estate market use our property management solutions. Our property management customers include third-party property managers and owner-operators who manage single- and multi-family residences, community associations, commercial properties, and student housing, as well as mixed real estate portfolios. Our legal customers are typically small law firms that directly and indirectly account for less than 10% of our annual revenue.
2. Summary of Significant Accounting Policies
Basis of Presentation and Significant Accounting Policies
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 ("Annual Report"), filed with the Securities and Exchange Commission ("SEC") on March 2, 2020. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim Condensed Consolidated Financial Statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of our Condensed Consolidated Financial Statements. The operating results for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full year ending December 31, 2020.
Reclassifications
We reclassified certain amounts in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows within the cash from operating activities section in the prior year to conform to the current year's presentation.
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

In December 2019, a novel coronavirus disease ("COVID-19") was reported and has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States government declared a national emergency with respect to COVID-19. COVID-19 has created and may continue to create significant uncertainty in global financial markets, which may reduce demand for our core solutions and/or Value+ services, impact the productivity of our workforce, reduce our access to capital, and harm our business and results of operations.
In light of the currently unknown ultimate duration and severity of COVID-19, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply our significant accounting policies. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts COVID-19 as of March 31, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, the carrying value of the goodwill and other long-lived assets, incentive-based compensation and income taxes.
As of the date of our Condensed Consolidated Financial Statements, we are not aware of any specific event or circumstance that would require us to update our estimates or judgments or to revise the carrying value of our assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in our consolidated financial statements in future periods. While we considered the effects of COVID-19 in our estimates and assumptions, due to the current level of uncertainty over the economic and operational impacts of COVID-19 on our business, there may be other judgments and assumptions that were not currently considered. Such judgments and assumptions could result in a meaningful impact on our financial statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on our financial statements.
Net Income per Common Share
Net income per common share was the same for shares of our Class A and Class B common stock because they are entitled to the same liquidation and dividend rights and are therefore combined in the table below. The following table presents a reconciliation of the weighted average number of shares of our Class A and Class B common stock used to compute net income per common share (in thousands):

	Three Months Ended March 31,
	2020	2019
Weighted average common shares outstanding	34,180	33,918
Less: Weighted average unvested restricted shares subject to repurchase	5	5
Weighted average common shares outstanding; basic	34,175	33,913
Plus: Weighted average options, restricted stock units and restricted shares used to compute diluted net income per common share	1,506	1,429
Weighted average common shares outstanding; diluted	35,681	35,342
For the three months ended March 31, 2020 and 2019, an aggregate of 135,000 and 362,000 shares, respectively, underlying performance-based stock options ("PSOs") and performance-based restricted stock units ("PSUs"), were not included in the computations of diluted and anti-dilutive shares as they are considered contingently issuable upon the satisfaction of pre-defined performance measures and their respective performance measures have not been met.
Restricted stock units ("RSUs") with anti-dilutive effect were excluded from the calculation of weighted average number of shares used to compute diluted net income per common share and they were not material for the three months ended March 31, 2020 and 2019.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the current accounting guidance and requires the measurement of all expected losses based on historical experience, current conditions and reasonable and supportable forecasts. This guidance amends the accounting for credit losses for available-for-sale investment securities and purchased financial assets with credit deterioration. The adoption of this guidance did not have a material impact on our financial condition, results of operations, cash flows or disclosures.
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

In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference rate Reform on Financial Reporting. This guidance is intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. This guidance is effective beginning March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. We are currently evaluating the effect of the adoption of this guidance on our financial condition, results of operations, cash flows and disclosures.
3. Business Combinations
Acquisition of Dynasty

On January 7, 2019, we acquired 100% of the voting equity interest of Dynasty Marketplace, Inc. ("Dynasty") for $60.2 million. Dynasty is a provider of advanced AI solutions for the real estate market that automate leasing communications, replace manual tasks and help customers grow their portfolios.

The transaction was accounted for using the acquisition method and, as a result, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. Determining the fair value of assets acquired and liabilities assumed requires management to make significant judgments and estimates, including the selection of valuation methodologies and comparable companies, estimates of future revenue and cash flows, discount rates, and the software decay rate and database ramp up rate. The following table summarizes the final purchase price allocation (in thousands), as well as the estimated useful lives of the acquired intangible assets over which they are amortized on a straight-line basis, as this approximates the pattern in which economic benefits will be consumed:

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
Pro Forma Results

The following unaudited pro forma information has been prepared for illustrative purposes only, and assumes that the aforementioned Dynasty acquisition occurred on January 1, 2018, and includes pro forma adjustments related to the amortization of acquired intangible assets, elimination of historical interest and amortization expense, income taxes, compensation arrangements, and the transaction costs incurred. The unaudited pro forma results have been prepared based on estimates and assumptions, which we believe are reasonable; however, they are not necessarily indicative of the consolidated results of operations had the acquisitions occurred at the beginning of the periods presented, or of future results of operations. The unaudited pro forma results are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue	$72,495	$57,126
Net income (loss)	1,983	(546)

4. Investment Securities and Fair Value Measurements
Investment Securities
Investment securities classified as available-for-sale consisted of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$1,597	$2	$—	$1,599
Agency securities	2,649	40	—	2,689
Treasury securities	10,205	135	—	10,340
Total available-for-sale investment securities	$14,451	$177	$—	$14,628

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$9,597	$18	$(1)	$9,614
Agency securities	11,101	17	—	11,118
Treasury securities	14,222	12	(1)	14,233
Total available-for-sale investment securities	$34,920	$47	$(2)	$34,965

For available-for-sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through income. For securities in an unrealized loss position that do not meet these criteria, we evaluate whether the decline in fair value has resulted from credit loss or other factors. If this assessment indicates a credit loss exists, the credit-related portion of the loss is recorded as an allowance for losses on the security. No allowance for credit losses for available-for-sale investment securities was recorded as of March 31, 2020.
At March 31, 2020 and December 31, 2019, the contractual maturities of our investments did not exceed 36 months. The fair values of available-for-sale investment securities, by remaining contractual maturity, are as follows (in thousands):

	March 31, 2020		December 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,897	$7,952	$22,846	$22,876
Due after one year through three years	6,554	6,676	12,074	12,089
Total available-for-sale investment securities	$14,451	$14,628	$34,920	$34,965

During the three months ended March 31, 2020 and 2019, we had sales and maturities (which include calls) of investment securities, as follows (in thousands):

	Three Months Ended March 31, 2020
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$5	$—	$4,006	$4,000
Agency securities	24	—	7,878	1,250
Treasury securities	4	—	2,058	2,000
Total	$33	$—	$13,942	$7,250

	Three Months Ended March 31, 2019
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$—	$(1)	$1,750	$2,250

Interest income, net of the amortization and accretion of the premium and discount, was $0.1 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.
Fair Value Measurements
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables summarize our financial assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 by level within the fair value hierarchy (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$28,548	$—	$—	$28,548
Available-for-sale investment securities:
Corporate bonds	—	1,599	—	1,599
Agency securities	—	2,689	—	2,689
Treasury securities	10,340	—	—	10,340
Total	$38,888	$4,288	$—	$43,176

	December 31, 2019
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$337	$—	$—	$337
Available-for-sale investment securities:
Corporate bonds	—	9,614	—	9,614
Agency securities	—	11,118	—	11,118
Treasury securities	14,233	—	—	14,233
Total	$14,570	$20,732	$—	$35,302
The carrying amounts of cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.

The estimated fair value of the $50.0 million term loan issued by Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent, and the lenders that are parties thereto ("Term Loan") and the $50.0 million revolving credit facility made available to us by Wells Fargo and the lenders that are parties thereto ("Revolving Facility," and together with the Term Loan, the "Credit Facility"), approximate their carrying values due to the variable interest rates. We consider the fair value of the Term Loan and the Revolving Facility to be Level 2 measurements as these debt instruments are not actively traded. We carry the Term Loan at face value less the unamortized discount. Refer to Note 8, Long-Term Debt, of our Condensed Consolidated Financial Statements for more information about our Term Loan and Revolving Facility.
There were no changes to our valuation techniques used to measure financial asset and financial liability fair values on a recurring basis during the three months ended March 31, 2020. The valuation techniques for the financial assets in the tables above are as follows:

Cash Equivalents
As of March 31, 2020 and December 31, 2019, cash equivalents include cash invested in money market funds with a maturity of three months or less. Fair value is based on market prices for identical assets.
Available-for-Sale Investment Securities
Our Level 2 securities were priced by a pricing vendor. The pricing vendor utilizes the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, other observable inputs like market transactions involving comparable securities are used.
Non-Recurring Fair Value Measurements
Certain assets, including goodwill, intangible assets and our note receivable with SecureDocs, Inc., are also subject to measurement at fair value on a non-recurring basis using Level 3 measurement, but only when they are deemed to be impaired. For the three months ended March 31, 2020 and 2019, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.
5. Internal-Use Software Development Costs
Internal-use software development costs as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020	December 31, 2019
Internal use software development costs, gross	$88,204	$81,475
Less: Accumulated amortization	(55,617)	(51,452)
Internal use software development costs, net	$32,587	$30,023

Capitalized software development costs were $6.7 million and $5.0 million for the three months ended March 31, 2020 and 2019, respectively. Amortization expense with respect to software development costs totaled $4.2 million and $3.0 million for the three months ended March 31, 2020 and 2019, respectively.

Future amortization expense with respect to capitalized software development costs as of March 31, 2020 is estimated as follows (in thousands):

Years Ending December 31,
2020	$12,283
2021	12,980
2022	6,935
2023	389
Total amortization expense	$32,587

6. Intangible Assets
Intangible assets consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands, except years):

	March 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$3,070	$(1,438)	$1,632	5.0
Database	8,330	(1,162)	7,168	10.0
Technology	10,541	(6,466)	4,075	5.0
Trademarks and trade names	2,690	(1,036)	1,654	6.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	7,400	(1,854)	5,546	5.0
Domain names	301	(277)	24	5.0
Patents	252	(230)	22	5.0
	$33,264	$(13,143)	$20,121	6.6

	December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$3,070	$(1,296)	$1,774	5.0
Database	8,330	(954)	7,376	10.0
Technology	10,541	(6,074)	4,467	5.0
Trademarks & trade names	2,690	(898)	1,792	6.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	7,400	(1,484)	5,916	5.0
Domain names	301	(276)	25	5.0
Patents	252	(225)	27	5.0
Backlog	470	(470)	—	1.0
	$33,734	$(12,357)	$21,377	6.2
Amortization expense with respect to intangible assets totaled $1.3 million and $1.4 million for the three months ended March 31, 2020 and 2019, respectively. Future amortization expense with respect to intangible assets is estimated as follows (in thousands):

Years Ending December 31,
2020	$3,623
2021	4,727
2022	4,665
2023	3,060
2024	1,197
Thereafter	2,849
Total amortization expense	$20,121

7. Leases

We have operating leases for our corporate offices and data centers. Our leases have remaining lease terms ranging from one to twelve years, some of which include options to extend the leases by up to 10 years. These options to extend have not been recognized as part of our operating lease right-of-use assets and lease liabilities as it is not reasonably certain that we will exercise these options. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. We have lease agreements with lease and non-lease components, which we have elected to combine for all asset classes. The total lease cost associated with our operating leases for the three months ended March 31, 2020 and 2019 was $1.4 million and $1.2 million, respectively.

Lease-related assets and liabilities were as follows at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Assets
Prepaid expenses and other current assets	$3,118	$3,908
Operating lease right-of-use assets	26,750	27,803

Liabilities
Other current liabilities	$2,779	$2,826
Operating lease liabilities	34,143	33,312
Total lease liabilities	$36,922	$36,138

Future minimum lease payments under non-cancellable leases as of March 31, 2020 were as follows (in thousands):

Years ending December 31,
2020(1)	$1,663
2021(1)	2,383
2022	4,085
2023	3,977
2024	3,908
Thereafter	29,590
Total future minimum lease payments	45,606
Less: imputed interest	(11,802)
Total(2)	$33,804

(1) Future minimum lease payments are presented net of tenant improvement allowances of $2.8 million and $2.3 million, respectively.
(2) Total future minimum lease payments include the current portion of lease liabilities recorded in Prepaid expenses and other current assets of $3.1 million which relates to certain of our leases for which the lease incentives to be received exceed the minimum lease payments to be paid over the next twelve months.
8. Long-Term Debt
Credit Agreement
On December 24, 2018, we entered into Amendment Number Two to the Credit Agreement (the "Second Amendment") with Wells Fargo, as administrative agent, and the lenders that are parties thereto (as amended, the "Credit Agreement"). Under the terms of the Second Amendment, the lenders issued the Term Loan to us and increased the amount available under the Revolving Facility to $50.0 million. The maturity date of the Term Loan and Revolving Facility is December 24, 2023. In addition, pursuant to the Second Amendment, we are permitted to make certain restricted junior payments, including, without limitation, repurchases of our common stock, and to enter into acquisitions with no value limitation on such acquisitions, so long as we maintain specified liquidity requirements and maintain specified leverage ratios.
The Second Amendment also modified certain financial covenants by, among other things, requiring us to maintain (i) an EBITDA to interest expense ratio of not less than 3.0 to 1.0, and (ii) a funded indebtedness to EBITDA ratio of not more than 3.5 to 1.0 (the "Required Leverage Ratio") (decreasing by 0.25 per year until the Required Leverage Ratio is 2.5 to 1.0); provided, however, that we are not required to maintain the foregoing ratios if our liquidity (defined as the sum of the remaining borrowing capacity under the Credit Agreement and available cash) has equaled or exceeded the greater of $20.0 million and 20% of the sum of the outstanding principal amount of the Term Loan and commitments under the Revolving Facility. If we enter into an Acquisition with a purchase price greater than or equal to $20.0 million, then the Required Leverage Ratio will be increased by 0.5 for the 12-month period immediately following the consummation of such Acquisition.
The Credit Agreement contains customary affirmative, negative and financial covenants. The affirmative covenants require us to, among other things, disclose financial and other information to the lenders, maintain our business and properties, and maintain adequate insurance. The negative covenants restrict us from, among other things, incurring additional indebtedness, prepaying certain types of indebtedness, encumbering or disposing of our assets, making fundamental changes to our corporate structure, and making certain dividends and distributions. At March 31, 2020, we were in compliance with the financial covenants under the Credit Agreement.
Under the terms of the Second Amendment, borrowings under the Credit Agreement will bear interest at a fluctuating rate per annum equal to, at our option, (i) the adjusted LIBOR or (ii) an alternate base rate, in each case plus the applicable interest rate margin. Borrowings will fluctuate between adjusted LIBOR plus 1.5% per annum and adjusted LIBOR plus 2.0% per annum (or between the alternate base rate plus 0.5% per annum and the alternate base rate plus 1.0% per annum), based upon our leverage ratio.
Fees payable on the unused portion of the Revolving Facility will be 25 basis points per annum, unless the average usage of the Revolving Facility is equal to or less than $30.0 million for the applicable period, in which case the fees on the unused portion of the Revolving Facility will be 375 basis points per annum.
As of March 31, 2020 and December 31, 2019 we had $1.0 million and $50.0 million, respectively, of available credit under our Revolving Facility. Outstanding borrowings under the Revolving Facility were $49.0 million at March 31, 2020 and there were no outstanding borrowings under the Revolving Facility at December 31, 2019.
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
Debt financing costs are deferred and amortized, using the straight-line method, which approximates the effective interest method, for costs related to the Term Loan and the straight-line method for costs related to the Revolving Facility over the term of the debt arrangement; such amortization is included in interest expense in our Condensed Consolidated Statements of Operations. Amortization of deferred debt financing costs was not material for the three months ended March 31, 2020 or 2019. At March 31, 2020 and December 31, 2019, the remaining unamortized deferred debt financing costs were $0.4 million, of which $0.2 million was offset against debt. At March 31, 2020 and December 31, 2019, $0.2 million and $0.3 million, respectively, of the remaining unamortized deferred debt financing costs were recorded in Prepaid expenses and other current assets and other assets on our Condensed Consolidated Balance Sheets, as they pertained to the Revolving Facility.
The following is a summary of our long-term debt at March 31, 2020 (in thousands):

	March 31, 2020	December 31, 2019
Principal amounts due under Term Loan	$48,438	$48,750
Unamortized debt financing costs	(158)	(167)
Long-term debt, net of unamortized debt financing costs	$48,280	$48,583

Scheduled principal payments for the Term Loan at March 31, 2020 are as follows (in thousands):

Years Ending December 31,
2020	$938
2021	2,500
2022	2,500
2023	42,500
Total principal payments	$48,438

9. Commitments and Contingencies
Legal Liability to Landlord Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc., which was established to provide our customers with the option to purchase legal liability to landlord insurance. If our customers choose to use this insurance service, they are issued an insurance policy underwritten by our third-party service provider. The policy has a limit of $100,000 per incident for each insured residence. We have entered into a reinsurance agreement with our third-party service provider and, as a result, we assume a 100% quota share of the legal liability to landlord insurance provided to our customers through our third-party service provider. We accrue for reported claims, and include an estimate of losses incurred but not reported by our property manager customers, in cost of revenue because we bear the risk related to all such claims. Our liability for reported claims and incurred but not reported claims as of March 31, 2020 and December 31, 2019 was $2.0 million and $1.8 million, respectively, and is included in other current liabilities on our Condensed Consolidated Balance Sheets.
Included in prepaid expenses and other current assets as of March 31, 2020 and December 31, 2019, are $1.6 million and $1.3 million, respectively, of deposits held with a third party related to requirements to maintain collateral for this insurance service.
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
In December 2018, we received a Civil Investigative Demand from the Federal Trade Commission ("FTC") requesting certain information relating to our compliance with the Fair Credit Reporting Act (the “FCRA”) in connection with our tenant screening Value+ service. On April 30, 2020, the FTC staff informed us of its belief that there is a reasonable basis for asserting claims against us for our alleged failure to comply with certain sections of the FCRA that could result in monetary penalty and/or injunctive relief. We disagree with the stated belief of the FTC and will vigorously defend our position. We expect to continue to have discussions with the FTC with the goal of quickly resolving the matter. We are unable to predict the outcome of, or any potential costs or penalties associated with this matter at this time, although it is possible any costs or penalties could be material.
In addition, from time to time, we are involved in various other investigatory inquiries or legal proceedings arising from or related to matters incident to the ordinary course of our business activities, including actions with respect to intellectual property, employment, regulatory and contractual issues. Although the results of such investigatory inquiries and legal proceedings cannot be predicted with certainty, we believe that we are not currently a party to any investigatory inquiries or legal proceedings which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows.
Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of applicable agreements, services to be provided by us, or intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make may not be subject to maximum loss clauses and may therefore be indeterminable. We have never paid a material claim, nor have any legal claims been brought against us in connection with these indemnification arrangements. As of March 31, 2020 and December 31, 2019, we had not accrued a liability for these indemnification obligations because we determined that the likelihood of incurring any payment obligation in connection with these indemnification arrangements is not probable or reasonably possible, and the amount or range of amounts of any such liability is not reasonably estimable.
10. Share Repurchase Program
On February 20, 2019, our Board of Directors authorized a $100.0 million share repurchase program (the "Program") relating to our outstanding shares of Class A common stock. Under the Program, share repurchases may be made from time to time, as directed by a Committee consisting of three Directors, in open market purchases or privately negotiated transactions at a repurchase price that the members of the Committee unanimously believe is below intrinsic value conservatively determined. The

Program does not obligate us to repurchase any specific dollar amount or number of shares, there is no expiration date for the Program, and it may be modified, suspended or terminated at any time and for any reason.
During the three months ended March 31, 2020, we repurchased a total of 48,002 shares of our Class A common stock through open market repurchases, and recorded a $4.2 million reduction to stockholders' equity, which includes broker commissions. We did not repurchase any shares of our Class A common stock under the Program during the three months ended March 31, 2019.
11. Stock-Based Compensation
Stock Options
A summary of activity in connection with our stock options for the three months ended March 31, 2020, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years
Options outstanding at December 31, 2019	1,342	$11.84	5.9
Options granted	—	—
Options exercised	(17)	5.77
Options cancelled/forfeited	(55)	23.80
Options outstanding at March 31, 2020	1,270	$11.39	5.6

During the three months ended March 31, 2020, 77,000 PSOs vested based on the achievement of 95% of the pre-established free cash flow performance target for the year ended December 31, 2019 and 40,000 PSOs vested based on the achievement of 115% of the pre-established gross margin target for the year ended December 31, 2019.
Our stock-based compensation expense for stock options for the three months ended March 31, 2020 was not material and for the three months ended March 31, 2019 was $0.2 million. At March 31, 2020, the total estimated remaining stock-based compensation expense for unvested stock options was not material.
The fair value of stock options is estimated on their date of grant using the Black-Scholes option-pricing model. No stock options were granted during the three months ended March 31, 2020 or 2019.
Restricted Stock Units
A summary of activity in connection with our RSUs for the three months ended March 31, 2020, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at December 31, 2019	646	$52.42
Granted	103	109.60
Vested	(146)	21.92
Forfeited	(10)	50.19
Unvested at March 31, 2020	593	$69.93

During the three months ended March 31, 2020, we granted 100,000 RSUs that are subject to time-based vesting in equal annual installments over four years, and 3,000 PSUs that are subject to vesting based on the achievement of a pre-established consolidated net revenue growth target for the year ending December 31, 2022, assuming continued employment throughout the performance period. The number of PSUs granted, as included in the above table, assumes achievement of the performance metric at 100% of the performance target. The actual number of shares to be issued at the end of the performance period will range from 0% to 100% of the initial target awards. Achievement of the performance metric between 100% and 150% of the performance target will result in a performance based cash bonus payment between 100% and 165% of the initial target awards.

During the three months ended March 31, 2020, 84,000 PSUs vested and 4,000 PSUs were cancelled based on the achievement of 95% of the pre-established free cash flow performance target for the year ended December 31, 2019.
Included in the unvested RSUs as of March 31, 2020 are 37,000 and 95,000 PSUs granted in 2019 and 2018, respectively. Of these PSUs, 54,000 are subject to vesting based on the achievement of a pre-established consolidated net revenue growth target for the year ending December 31, 2020, 49,000 are subject to vesting based on the achievement of a pre-established consolidated net revenue growth target for the year ending December 31, 2021, and 29,000 are subject to vesting based on the achievement of a pre-established consolidated net revenue growth target for the year ending December 31, 2022. The number of PSUs granted assumes achievement of the performance metric at 100% of the performance target. The actual number of shares to be issued at the end of the performance period will range from 0% to 100% of the initial target awards. Achievement of the performance metric between 100% and 150% of the performance target will result in a performance based cash bonus payment between 100% and 165% of the initial target awards.
We recognize expense for the PSUs based on the grant date fair value of the PSUs that we determine are probable of vesting. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSUs that are probable of vesting. Our stock-based compensation expense for the RSUs and PSUs for the three months ended March 31, 2020 and 2019 was $1.2 million and $1.6 million, respectively.
As of March 31, 2020, the total estimated remaining stock-based compensation expense for the RSUs and PSUs was $26.1 million, which is expected to be recognized over a weighted average period of 2.5 years.
Restricted Stock Awards
A summary of activity in connection with our restricted stock awards for the three months ended March 31, 2020 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at December 31, 2019	5	$105.88
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2020	5	$105.88

We have the right to repurchase any unvested restricted stock awards subject to certain conditions. Restricted stock awards vest over a one-year period. We recognized stock-based compensation expense for restricted stock awards of $0.1 million for each of the three months ended March 31, 2020 and 2019.
As of March 31, 2020, the total estimated remaining stock-based compensation expense for unvested restricted stock awards with a repurchase right was $0.2 million, which is expected to be recognized over a weighted average period of 0.5 years.
12. Income Taxes
We calculate our provision for income taxes on a quarterly basis by applying an estimated annual effective tax rate to income from operations and by calculating the tax effect of discrete items recognized during the quarter.
For the three months ended March 31, 2020, we recorded income tax expense of $0.4 million. The income tax expense recorded and the difference between the U.S. federal statutory rate of 21% was primarily due to the tax impact associated with stock-based compensation expense and research and development credits.
For the three months ended March 31, 2019, we recorded an income tax benefit of $4.3 million. The tax benefit recorded is primarily due to changes in the deferred tax asset valuation allowance resulting from $4.1 million of deferred tax liabilities acquired through the Dynasty acquisition. The acquired deferred tax liabilities are expected to provide a source of income to support realizability of our existing deferred tax assets.
There were no material changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2020 and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
13. Revenue and Other Information
The following table presents our revenue categories for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Core solutions	$24,902	$20,822
Value+ services	44,138	33,698
Other	3,455	2,571
Total revenue	$72,495	$57,091

During the three months ended March 31, 2020 and 2019, we recognized $2.3 million and $1.7 million of revenue, respectively, that were included in the deferred revenue balances at December 31, 2019 and 2018, respectively.
Our revenue is generated primarily from customers in the United States. All of our property and equipment is located in the United States.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report and in our Annual Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. These statements involve numerous risks and uncertainties, including those related to the anticipated impact on our business from, and our response to, the COVID-19 pandemic. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in the section entitled “Risk Factors” in this Quarterly Report and in our Annual Report, as well as our other public filings with the SEC. Please also refer to the section of this Quarterly Report entitled "Cautionary Note Regarding Forward-Looking Statements" for additional information.
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
Our real estate software solutions provide our property management customers (including third-party property managers and owner-operators who manage single- and multi-family residences, community associations, commercial properties, and student housing, as well as mixed real estate portfolios) with a system of record to automate essential business processes, a system of engagement to enhance business interactions between our customers and their clients and other stakeholders, and a system of intelligence designed to leverage data to predict and optimize business workflows in order to enable superior customer experiences and increase efficiency across our customers' businesses. Our mobile-optimized software solutions are designed for use across multiple devices and operating systems. Our software solutions are all offered as a service for our customers and hosted using a modern cloud-based architecture. This architecture leads to rich data sets that have a consistent schema across our customer base and enables us to deploy data-powered products and services for our customers. We also provide software solutions to the legal market that enable law firms to administer their practice and manage their caseloads more efficiently by centralizing case details in a single system of record and system of engagement.
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

To date, we have experienced rapid revenue growth due to our investments in research and product development, sales and marketing, customer service and support, and infrastructure. We intend to continue to invest in growth across our organization as we expand in our current and adjacent markets and into new verticals. Over the long-term, these investments to grow our business are expected to continue to increase our costs and operating expenses on an absolute basis. Many of these investments will occur in advance of our realization of revenue or any other benefit, which will make it difficult to determine if we are allocating our resources effectively and efficiently. We expect our operating margins will improve over the long term, but this trend may be interrupted from time to time as a result of accelerated investment opportunities occurring in advance of realization of revenue.
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
At March 31, 2020, we had approximately 1,300 employees, and we consider our relationship with them to be very good. We also hire temporary employees and consultants, and feel similarly about our relationships with them. None of our employees is represented by a labor union or covered by a collective bargaining agreement.
Real Estate Overview
In 2008, we entered the real estate market with our first product, AppFolio Property Manager ("APM"), a property management solution designed to address the unique operational and business requirements of property management companies. Recognizing that our customers and their stakeholders would benefit from additional business critical services, we launched a series of Value+ services beginning in 2009. Our first Value+ service assisted our customers in the marketing of their rental properties by offering property level website design and hosting services. One year later, we commenced the roll out of our electronic payment services, thereby facilitating the payment of rent via ACH by tenants. In 2011, we launched tenant screening services, further assisting our customers with the leasing process. In 2012, we introduced our legal liability to landlord insurance program, which protects property owners and managers from certain defined losses. We expanded our electronic payment services in 2013 by allowing residents to pay rent by ECP and credit or debit card. In 2014, we launched a tenant-facing contact center solution to assist our property managers with resolving incoming maintenance requests. In 2015, we expanded the marketing services offered to our property management customers with a premium leads service built on technology acquired with our acquisition of RentLinx and expanded our electronic payment services to facilitate payments made between our customers and property owners and vendors. In 2016, we introduced a tenant debt collection Value+ service to assist our property managers with running a more efficient business. We expanded our insurance services in 2017 to enable tenants to purchase renters insurance from within APM, protecting both our property management customers and their tenants. In 2018, we acquired substantially all of the assets of WegoWise, Inc. ("WegoWise"), a provider of cloud-based utility analytics software solutions, and began offering AppFolio Utility Management as a Value+ service to our property management customers in mid-2019. That same year, we released AppFolio Property Manager PLUS ("APM PLUS"), a new tier of APM designed for larger businesses with more complex needs. APM PLUS builds upon the core functionality of APM and also offers data analytics, configurable workflows, and revenue management and optimization functionality for our customers. In January 2019, we acquired Dynasty, a provider of advanced artificial intelligence ("AI") solutions for the real estate market, and began offering an AI Leasing Assistant, which we refer to as "Lisa", as a Value+ service to our property management customers in mid-2019. In April 2019, we launched AppFolio Investment Management, which enables real estate investment managers to better manage their investor relationships by increasing transparency and streamlining certain business processes.
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

	Quarter Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2019
Property manager customers	14,729	14,385	14,034	13,737	13,409
Property manager units under management (in millions)	4.80	4.64	4.41	4.23	4.08

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
Our legal customers directly and indirectly account for less than 10% of our annual revenue. We define our legal customer base as the number of customers subscribing to MyCase core solutions, exclusive of free trial periods. Legal customer count is summarized in the table below:

	Quarter Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2019
Law firm customers	11,115	10,971	10,781	10,631	10,485

Trends and Uncertainties Related to the COVID-19 Pandemic
In December 2019, a novel coronavirus disease, referred to as COVID-19, was reported and has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States government declared a national emergency with respect to COVID-19.
In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, travel restrictions, quarantines, shelter-in-place orders, and similar government orders and restrictions, in an attempt to control the spread of the disease. Such restrictions or orders, or the perception that such restrictions or orders could be implemented, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, and the cancellation or postponement of events.
Beginning in March 2020, in an effort to protect our employees and comply with applicable government orders, we restricted non-essential employee travel and transitioned our employees to a remote work environment. Although we have not experienced a material impact from shifting our employees to a remote work environment, which we primarily attribute to the professionalism of our workforce and our extensive use of technology throughout our business, if the COVID-19 pandemic requires remote working conditions for a prolonged period of time, it could negatively impact the productivity of our workforce.
We began fiscal year 2020 with healthy demand for our products and services, many of which are designed to enable our customers to manage their businesses virtually. During the three months ended March 31, 2020, we did experience some variability in demand for certain Value+ services after certain government restrictions were put in place. We expect demand variability for our products and services could continue as a result of the COVID-19 pandemic, although it is presently unclear whether the cumulative impacts will be positive or negative. We continue to stay close with and listen to our customers to best ensure that we are responding to their needs in the current environment with innovative solutions that will not only be beneficial now but over the long term as well.
We continue to monitor developments related to COVID-19 and remain flexible in our response to the challenges presented by the pandemic. To mitigate the adverse impact COVID-19 may have on our business and operations, we have implemented a number of measures to protect the health and safety of our employees, as well as to strengthen our financial position. These efforts include increasing our cash position and eliminating, reducing, or deferring non-essential expenditures, as well as complying with local and state government recommendations to protect our workforce.
Our reported results for the three month period ended March 31, 2020 may not be reflective of current market conditions, or of our results for any future periods, which may be negatively impacted by the COVID-19 pandemic to a greater extent than the reported period. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Quarterly Report. Refer to Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for a complete description of the material risks that the Company currently faces.
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
Interest Expense, Net. Interest expense includes interest paid on outstanding borrowings under our Credit Agreement with Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent, and the lenders that are parties thereto (the "Credit Agreement"). Interest income includes interest earned on investment securities, amortization and accretion of the premium and discounts paid from the purchase of investment securities, and interest earned on notes receivable and on cash deposited in our bank accounts.
Provision for (Benefit from) Income Taxes. Provision for (benefit from) income taxes consists of federal and state income taxes in the United States.

Results of Operations
The following table sets forth our results of operations for the periods presented in dollars (in thousands) and as a percentage of revenue:

	Three Months Ended March 31,
	2020		2019
	Amount	%	Amount	%
Consolidated Statements of Operations Data:
Revenue	$72,495	100.0%	$57,091	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization) (1)	28,961	39.9	24,181	42.4
Sales and marketing (1)	14,506	20.0	11,219	19.7
Research and product development (1)	11,212	15.5	8,481	14.9
General and administrative (1)	8,572	11.8	8,192	14.3
Depreciation and amortization	6,414	8.8	5,076	8.9
Total costs and operating expenses	69,665	96.1	57,149	100.1
Income (loss) from operations	2,830	3.9	(58)	(0.1)
Other income (expense), net	22	—	(1)	—
Interest expense, net	(494)	(0.7)	(497)	(0.9)
Income (loss) before provision for (benefit from) income taxes	2,358	3.3	(556)	(1.0)
Provision for (benefit from) income taxes	375	0.5	(4,281)	(7.5)
Net income	$1,983	2.7%	$3,725	6.5%

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock-based compensation expense included in costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$126	$324
Sales and marketing	225	248
Research and product development	294	308
General and administrative	314	672
Total stock-based compensation expense	$959	$1,552

Comparison of the Three Months Ended March 31, 2020 and 2019
Revenue

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Core solutions	$24,902	$20,822	$4,080	20%
Value+ services	44,138	33,698	10,440	31%
Other	3,455	2,571	884	34%
Total revenue	$72,495	$57,091	$15,404	27%

For the three months ended March 31, 2020 and 2019, we derived over 90% of our revenue directly and indirectly from the software solutions, services and data analytics we offer to our real estate market customers. The significant majority of our customers in the real estate market use our property management solutions.
Total revenue was $72.5 million for the three months ended March 31, 2020 compared to $57.1 million for the three months ended March 31, 2019, an increase of $15.4 million, or 27%. Core solutions revenue was $24.9 million for the three months ended March 31, 2020 compared to $20.8 million for the three months ended March 31, 2019, an increase of $4.1 million, or 20%. Value+ services revenue was $44.1 million for the three months ended March 31, 2020 compared to $33.7 million for the three months ended March 31, 2019, an increase of $10.4 million, or 31%. Other revenue was $3.5 million for the three months ended March 31, 2020, compared to $2.6 million for the three months ended March 31, 2019, an increase of $0.9 million or 34%.
The majority of our revenue is derived from our property management core solutions and Value+ services utilized by property managers, residents, applicants and owners. The increase in core solutions and Value+ services revenue was mainly attributed to a growing base of property management customers. During this period, we experienced an 18% year over year increase in the number of property management units under management resulting from a 10% year over year increase in the number of property management customers. In addition, our property managers, residents, applicants and owners increased their usage of our Value+ services. A significant majority of our Value+ services revenue comes directly and indirectly from our customers' use of our electronic payment services, tenant screening services, and insurance services. During the period, we also introduced new Value+ services and expanded the functionality of others, which resulted in incremental revenue. The increase in Other revenue was primarily attributed to revenue generated from our real estate-related acquisitions and from an increase in fees associated with our property management customers upgrading to a new website hosting platform.
Cost of Revenue (Exclusive of Depreciation and Amortization)

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$28,961	$24,181	$4,780	20%
Percentage of revenue	39.9%	42.4%
Cost of revenue (exclusive of depreciation and amortization) was $29.0 million for the three months ended March 31, 2020 compared to $24.2 million for the three months ended March 31, 2019, an increase of $4.8 million, or 20%. This increase in cost of revenue (exclusive of depreciation and amortization) was primarily attributed to the 27% increase in revenue over the same period.
Expenditures to third-party service providers, related to the delivery of our Value+ services, increased $3.5 million directly associated with the increased adoption and utilization of our Value+ services, as evidenced by the 31% increase in Value+ services revenue. Our third-party service provider expenses include costs associated with the delivery and provision of Value+ services, as well as loss reserves, legal fees and other costs associated with our insurance services. This increase was primarily due to a $1.7 million increase in personnel-related costs necessary to support growth and key investments in the business, partially offset by a $0.5 million decrease in estimated incentive-based employee bonuses and stock-based compensation costs due to the potential impact of the COVID-19 pandemic. Allocated and other costs increased by $0.7 million primarily driven by an increase in facilities, platform infrastructure, payment processing and other costs incurred in support of our overall growth, as well as costs associated with the delivery and provision of our Value+ services.

As a percentage of revenue, cost of revenue (exclusive of depreciation and amortization) fluctuates primarily based on the mix and prices of Value+ services utilized during the period, and investments made in advance of expected revenue generation. For the three months ended March 31, 2020 cost of revenue (exclusive of depreciation and amortization), as a percentage of revenue, was 39.9% compared to 42.4% for the three months ended March 31, 2019. This improvement in cost as a percentage of revenue was primarily driven by our ability to increase revenue with a more moderate increase in personnel-related costs.
Sales and Marketing

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Sales and marketing	$14,506	$11,219	$3,287	29%
Percentage of revenue	20.0%	19.7%
Sales and marketing expense was $14.5 million for the three months ended March 31, 2020 compared to $11.2 million for the three months ended March 31, 2019, an increase of $3.3 million, or 29%. This increase was primarily due to a $2.9 million increase in personnel-related costs necessary to support growth and key investments in the business, partially offset by a $0.4 million decrease in estimated incentive-based employee bonuses and stock-based compensation costs due to the potential impact of the COVID-19 pandemic. Advertising and promotion costs increased by $0.5 million related to our new and expanded service offerings. In addition, there was an increase in allocated and other costs of $0.3 million driven by an increase in IT and other costs incurred in support of our overall growth in personnel.
As a percentage of revenue, sales and marketing expense increased to 20.0% from 19.7% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This increase was primarily driven by personnel-related investments made in advance of expected revenue generation associated with growth initiatives in the business.
Research and Product Development

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Research and product development	$11,212	$8,481	$2,731	32%
Percentage of revenue	15.5%	14.9%
Research and product development expense was $11.2 million for the three months ended March 31, 2020 compared to $8.5 million for the three months ended March 31, 2019, an increase of $2.7 million, or 32%. This increase was the result of an increase in personnel-related costs, net of capitalized software development costs, of $2.9 million due to investments in headcount growth within our research and product development organization, partially offset by a $0.6 million decrease in estimated incentive-based employee bonuses and stock-based compensation costs due to the potential impact of the COVID-19 pandemic. There was also an increase in allocated and other costs of $0.4 million driven by an increase in facilities, IT and other costs incurred in support of our overall growth in personnel.
General and Administrative

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
General and administrative	$8,572	$8,192	$380	5%
Percentage of revenue	11.8%	14.3%
General and administrative expense was $8.6 million for the three months ended March 31, 2020 compared to $8.2 million for the three months ended March 31, 2019, a net increase of $0.4 million, or 5%. This increase was primarily due to a $1.8 million increase in personnel-related costs necessary to support growth and key investments in the business, partially offset by a $1.1 million decrease in estimated incentive-based employee bonuses and stock-based compensation costs due to the potential impact of the COVID-19 pandemic. There was also a decrease in allocated and other costs of $0.4 million primarily due to a decrease in third-party professional services costs.
We expect stock-based compensation expense will continue to decrease for certain executives with our adoption of a Long-Term Cash Bonus Plan in 2018. No accrual has yet been made under this plan as a result of the high degree of uncertainty regarding potential future payments under the plan.
Depreciation and Amortization

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Depreciation and amortization	$6,414	$5,076	$1,338	26%
Percentage of revenue	8.8%	8.9%
Depreciation and amortization expense was $6.4 million for the three months ended March 31, 2020 compared to $5.1 million for the three months ended March 31, 2019, an increase of $1.3 million, or 26%. This increase was primarily due to increased amortization expense associated with higher accumulated capitalized software development balances.

Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$375	$(4,281)	$4,656	(109)%
Percentage of revenue	0.5%	(7.5)%
We calculate our provision for income taxes on a quarterly basis by applying an estimated annual effective tax rate to income from operations and by calculating the tax effect of discrete items recognized during the quarter.
For the three months ended March 31, 2020, we recorded income tax expense of $0.4 million. The income tax expense recorded and the difference between the U.S. federal statutory rate of 21% was primarily due to the tax impact associated with stock-based compensation expense and research and development credits.
For the three months ended March 31, 2019, we recorded an income tax benefit of $4.3 million. The tax benefit recorded is primarily due to changes in the deferred tax asset valuation allowance resulting from $4.1 million of deferred tax liabilities acquired through the Dynasty acquisition. The acquired deferred tax liabilities are expected to provide a source of income to support realizability of our existing deferred tax assets.
Liquidity and Capital Resources
Cash and Cash Equivalents
As of March 31, 2020, our principal sources of liquidity were cash and cash equivalents and investment securities, which had an aggregate balance of $71.4 million. Our available cash is subject to our ongoing compliance with the financial covenants set forth in the Credit Agreement. For additional information regarding the Credit Agreement, refer to Note 8, Long-Term Debt, of our Condensed Consolidated Financial Statements.

Working Capital
As of March 31, 2020, we had working capital of $54.1 million, compared to working capital of $14.3 million as of December 31, 2019. The increase in our working capital was primarily due to an increase in cash and cash equivalents as a result of our borrowing under the Revolving Facility, a decrease in accrued employee expenses and a decrease in other current liabilities due to the payment of contingent consideration related to the Dynasty acquisition. The increase in our working capital was partially offset by a decrease in investment securities-current and increases in deferred revenue, accrued expenses and accounts payable.
Revolving Facility
As of March 31, 2020, we had a $50.0 million revolving credit facility (the "Revolving Facility") under the terms of the Credit Agreement. During the three months ended March 31, 2020, we borrowed $49.0 million under our Revolving Facility to provide additional liquidity in light of the uncertainty caused by the COVID-19 pandemic. For additional information regarding the Credit Agreement, refer to Note 8, Long-Term Debt, of our Condensed Consolidated Financial Statements.
Liquidity Requirements
We believe that our existing cash and cash equivalents, investment securities, and cash generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Capital Requirements
Our future capital requirements will depend on many factors, including continued market acceptance of our software solutions, change in the number of our customers, adoption and utilization of our Value+ services by new and existing customers, the timing and extent of the introduction of new core functionality, products and Value+ services, the timing and extent of our expansion into adjacent or new markets, and the timing and extent of our investments across our organization. In addition, we have in the past entered into, and may in the future enter into, arrangements to acquire or invest in new technologies or markets adjacent to those we serve today or entirely new verticals. Furthermore, our Board of Directors has authorized our management to repurchase up to $100.0 million of shares of our Class A common stock from time to time. For additional information regarding our share repurchase program, refer to Note 10, Share Repurchase Program of our Condensed Consolidated Financial Statements.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$3,083	$295
Net cash provided by (used in) investing activities	5,729	(55,692)
Net cash provided by (used in) financing activities	32,156	(1,897)
Net increase (decrease) in cash, cash equivalents and restricted cash	$40,968	$(57,294)
Cash Provided by Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our core solutions and Value+ services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
For the three months ended March 31, 2020, net cash provided by operating activities was $3.1 million resulting from net income of $2.0 million, adjusted by non-cash charges of $8.8 million and a net decrease in our operating assets and liabilities of $7.7 million. The non-cash charges primarily consist of $6.4 million of depreciation and amortization costs, $1.1 million of amortization of operating lease right-of-use ("ROU") assets, stock-based compensation expense of $1.0 million, and a decrease in deferred taxes of $0.4 million. The net decrease in our operating assets and liabilities was mostly attributable to a $5.4 million decrease in accrued employee expenses primarily due to the payout of accrued employee bonuses and commissions, an increase of $2.8 million in prepaid expenses and other current assets, and a $1.6 million increase in accounts receivable primarily driven by growth of our Value+ services. These decreases were partially offset by a $0.8 million increase in operating lease liabilities, a $0.7 million increase in accrued expenses and a $0.7 million increase in deferred revenue.
For the three months ended March 31, 2019, cash provided by operating activities was $0.3 million resulting from net income of $3.7 million, adjusted by non-cash charges of $3.3 million and a net decrease in our operating assets and liabilities of $6.7 million. The non-cash charges primarily consist of $5.1 million of depreciation and amortization costs, a tax benefit of $4.3 million related to changes in the deferred tax asset valuation allowance resulting from deferred tax liabilities acquired through the Dynasty acquisition, $1.6 million of stock-based compensation, and $0.9 million of amortization of ROU assets. The net decrease in our operating assets and liabilities was mostly attributable to an increase of $3.6 million in prepaid expenses and other current assets, a $2.9 million decrease in accrued employee expenses due to the payout of accrued employee bonuses and commissions, and a $2.1 million increase in accounts receivable primarily driven by growth in our Value+ services. These decreases were partially offset by a $1.6 million increase in accrued expenses, a $0.7 million decrease in other assets, and a $0.3 million increase in deferred revenue.
Cash Provided by (Used in) Investing Activities
Cash provided by (used in) investing activities is generally comprised of purchases, maturities and sales of investment securities, purchases of property and equipment, additions to capitalized software development, and cash paid for business acquisitions.
For the three months ended March 31, 2020, investing activities provided $5.7 million in cash primarily due to sales and maturities of investment securities of $13.9 million and $7.3 million, respectively. These sources of cash were partially offset by capital expenditures of $8.0 million to purchase property and equipment for the continued growth and expansion of our business, capitalized software development costs of $6.8 million for the continued investment in our software development, and purchases of investment securities of $0.6 million.
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
Cash Provided by (Used in) Financing Activities
Cash provided by (used in) financing activities is generally comprised of proceeds from the exercise of stock options, net share settlements for employee tax withholdings associated with the vesting of RSUs, the payment of contingent consideration under acquisition arrangements, activities associated with our Revolving Facility and a $50.0 million term loan issued by Wells Fargo, as administrative agent, and the lenders that are parties thereto (the"'Term Loan," and together with the Revolving Facility, the "Credit Facility"), and activities related to the repurchase of our Class A common stock.
For the three months ended March 31, 2020, financing activities provided $32.2 million in cash primarily as a result of proceeds from the Revolving Facility of $49.4 million, partially offset by net share settlements for employee tax withholdings associated with the vesting of RSUs of $6.5 million, payment of contingent consideration related to the Dynasty acquisition of $6.0 million, and the repurchase of outstanding shares of Class A common stock in the amount of $4.2 million.
For the three months ended March 31, 2019, financing activities used $1.9 million in cash primarily as a result of net share settlements for employee tax withholdings associated with the vesting of RSUs of $1.3 million, as well as principal payments on debt of $0.9 million and payments of debt issuance costs of $0.4 million, partially offset by proceeds from issuance of debt of $0.6 million.
Contractual Obligations and Other Commitments

There have been no material changes to our contractual obligations and other commitments as disclosed in our Annual Report.
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any off-balance sheet arrangements.
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
COVID-19 has created and may continue to create significant uncertainty in global financial markets, which may reduce demand for our core solutions and/or Value+ services, impact the productivity of our workforce, reduce our access to capital, and harm our business and results of operations. As of the date of our Condensed Consolidated Financial Statements, we are not aware of any specific event or circumstance that would require us to update our estimates or judgments, or to revise the carrying value of our assets or liabilities. However, these estimates may change as new events occur and additional information is obtained, which may result in changes being recognized in our consolidated financial statements in future periods. While we considered the effects of COVID-19 in our estimates and assumptions, due to the current level of uncertainty over the economic and operational impacts of COVID-19 on our business, there may be other judgments and assumptions that were not currently considered. Such judgments and assumptions could result in a meaningful impact to our financial statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on our financial statements.

There have been no changes to our critical accounting policies and estimates described in our Annual Report that have had a material impact on our Condensed Consolidated Financial Statements and related notes.

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, of our Condensed Consolidated Financial Statements.
Item 3. Qualitative and Quantitative Disclosure about Market Risk
Interest Rate Risk
Short-Term Investments
At March 31, 2020, we had cash and cash equivalents of $56.8 million consisting of bank deposits and money market funds and $14.6 million of investment securities consisting of corporate bonds, United States government agency securities and treasury securities. The primary objective of our investment policy is to invest in securities to support our liquidity and capital needs. We have not purchased investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
Our investment securities are exposed to market risk due to interest rate fluctuations. While fluctuations in interest rates do not impact our interest income from our investment securities as all of these securities have fixed interest rates, changes in interest rates may impact the fair value of the investment securities. Since our investment securities are held as available for sale, all changes in fair value impact our other comprehensive income unless an investment security is considered impaired in which case changes in fair value are reported in other expense. At March 31, 2020 a hypothetical 100 basis point change in interest rates would not have resulted in a material change in the fair value of our investment securities. This estimate is based on a sensitivity model which measured an instant change in interest rates by 100 basis points at March 31, 2020.
Credit Facility
We are exposed to interest rate risk as a result of our Credit Facility. Outstanding borrowings under the Credit Facility accrue interest as described in Note 8, Long-Term Debt of our Condensed Consolidated Financial Statements. Our borrowings under the Credit Facility are subject to interest rate fluctuations, which could have a material impact on our cash flows and results of operations depending on the magnitude of the fluctuations and the outstanding borrowings. In order to determine the potential impact of changes in interest rates on our cash flows and result of operations, we performed a sensitivity analysis. A hypothetical 100 basis point increase in interest rates during the period ended March 31, 2020 would not have had a material impact on our cash flows or results of operations.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material changes to our internal controls over financial reporting despite the fact that all non-essential employees are working remotely due to the COVID-19 pandemic. We are continually monitoring the impact of COVID-19 on the operating effectiveness of our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in various legal proceedings arising from or related to claims incident to the ordinary course of our business activities, including without limitation, actions involving intellectual property, employment and contractual matters. Although the results of such legal proceedings and claims cannot be predicted with certainty, we believe that we are not currently a party to any legal proceedings which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows. However, regardless of the merit of any claims raised or the ultimate outcome, legal proceedings may generally have an adverse impact on us as a result of defense and settlement costs, diversion of management resources, and other factors.
For additional information regarding legal proceedings, refer to Note 9, Commitments and Contingencies, of our Condensed Consolidated Financial Statements.
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

Risks Related to Our Business and Our Industry
Health epidemics, including the COVID-19 pandemic, have had, and could in the future have, a material adverse impact on our operations, the operations of our customers and other business partners, and the markets and communities in which we and our customers and partners operate.

In December 2019, a novel coronavirus disease, referred to as COVID-19, was reported and has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States government declared a national emergency with respect to COVID-19.

The COVID-19 pandemic has had, and another public health crisis or epidemic in the future could have, repercussions across local, regional and global economies and financial markets. The outbreak of COVID-19 in many countries, including the United States, has adversely impacted global economic activity and has contributed to volatility in and negative pressure on financial markets.  In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, travel restrictions, quarantines, shelter-in-place orders, and similar government orders and restrictions, in an attempt to control the spread of the disease. Such restrictions or orders, or the perception that such restrictions or orders could be implemented, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, and cancellation or postponement of events, among other effects that could negatively impact our operations, as well as the operations of our customers and business partners.

Beginning in March 2020, we restricted non-essential employee travel and transitioned our employees to a remote work environment. Although we have not experienced a material impact from shifting our employees to a remote work environment, there is no guarantee that our employees will be as effective while working remotely due to a number of factors, including the inability of team members to communicate as effectively in a remote environment, the reality that employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family members who become sick), and employees may become sick themselves and unable to work. If the COVID-19 pandemic requires remote working conditions for a prolonged period of time, it could have an adverse impact on the productivity of our employees, which would harm our business and impede our ability to achieve our strategic plan. In addition, in an effort to manage the financial uncertainty involved with the COVID-19 pandemic, we have delayed the hiring of certain non-essential employees.

The COVID-19 pandemic has resulted in a rapid rise in unemployment and a sudden decrease in global economic activity, and many businesses have experienced, or are anticipating that they may experience, a significant negative impact on their operating results. While we did not experience a significant impact on the demand for our core products and Value+ services during the period ended March 31, 2020, we anticipate greater demand impacts in future periods, although the timing and magnitude of these impacts is difficult to estimate. In addition, our inability to meet in-person with current or prospective customers, or the cancellation or postponement of Company-sponsored events or third-party events at which our products are featured, could have a negative impact on our customer engagement efforts, which could further impact demand in future periods.

Furthermore, the demand for our products and services, as well as our operating results, could be adversely impacted due to number of other factors, including the following:

▪
new customers delaying decisions to adopt our core products, or expand the use of our Value+ services, as they seek to reduce or delay spending in response to the impacts of COVID-19 on their own businesses;

▪	a complete or partial closure of, or other operational issues at, properties owned by our customers resulting from government restrictions or orders;

▪	a deterioration in our ability, or the ability of our customers, to operate in affected geographic areas;

▪
bankruptcies or other financial difficulties facing our customers, which could cause them to delay making payments to us, or result in them terminating or reducing their use of our core products or Value+ services;

▪	the inability of tenants to meet their obligations to our customers, resulting in tenant evictions or the sale of properties;

▪	the failure of key business partners to provide services needed for our efficient operations, including with respect to electronic payments and tenant screening;

▪	a decrease in the reliability or availability of our core products or Value+ services, as a result of service interruptions caused by the remote work environment; and

▪	a decrease in the availability or utility of our customer service organization caused by the remote work environment.

Any of the factors described above, or any number of other risks related to the COVID-19 pandemic, could disrupt our business, which could have a material adverse impact on our business, operations and financial results. The global impact of COVID-19 continues to rapidly evolve, and it is not currently possible to ascertain all of the current or future impacts to our business. The ultimate impact of the COVID-19 pandemic, or a similar public health crisis in the future, on our business is highly uncertain and subject to change. Further, we expect any further spread of the COVID-19 pandemic, or even the threat or perception that this could occur, could further exacerbate any negative impacts on our business, financial condition and operating results.

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

We focus on growing our customer base by developing and launching new and innovative core functionality and/or Value+ services to address our customers’ evolving business needs, developing and/or acquiring new products for adjacent markets and additional verticals consistent with our strategic plan, and improving the experience of our users across our targeted verticals. We prioritize product innovation and user experience over short-term financial or business metrics. We will make product decisions that may reduce our short-term operating results if we believe that these decisions are consistent with our strategic objective to achieve long-term growth. These decisions may not be consistent with the short-term expectations of some investors, and may cause significant fluctuations in our operating results and our stock price from period to period. In addition, notwithstanding our intention to make strategic decisions that positively impact long-term stockholder value, the decisions we make may not produce the long-term benefits we expect.

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

We have experienced significant growth since our formation in 2006, and we anticipate that we will continue to experience growth and expansion of our operations, although the rate of growth may be negatively impacted by the COVID-19 pandemic. This growth in the size, complexity and diversity of our business has placed, and we expect it will continue to place, a significant strain on our management, administrative, operational and financial resources, as well as our company culture. Our future success will depend, in part, on our ability to manage this growth effectively, which we expect to be more challenging in the current environment as we seek to respond to the uncertainty and disruption caused by the COVID-19 pandemic.
To manage the expected growth of our operations, we will need to continue to develop and improve our operational and financial controls and our reporting systems and procedures, attract and retain highly qualified and motivated personnel across our organization, and nurture and build on our company culture. Failure to effectively manage growth could adversely impact our business, including by resulting in errors or delays in deploying new core functionality to our customers, delays or difficulties in introducing new Value+ services or other products, declines in the quality or responsiveness of our customer service organization, exposure to legal, regulatory and operational risks inherent in our business and resulting from any new products or services we provide to our customers or to our customers’ customers, increases in costs and operating expenses, and other operational difficulties. If any of these risks actually occur, it could adversely affect our operating results, and preclude us from achieving our strategic objectives.

We have a limited operating history and limited experience selling our solutions. We expect to make substantial investments across our organization to grow our business and, as a result, we expect our financial results may fluctuate significantly from period to period and we may not sustain profitability.

We were formed in 2006 and in 2008 entered the real estate vertical with our first product, APM, to serve property managers. We expanded our real estate offerings with the launch of APM PLUS in late 2018 and AppFolio Investment Management in April 2019. In 2012, we entered the legal vertical through the acquisition of MyCase, which represents less than 10% of our total revenue for the three months ended March 31, 2020. As a result, we have a limited operating history and limited experience selling our software solutions in two dynamic vertical markets. These and other factors, including the significant disruption and uncertainty caused by the COVID-19 pandemic, combine to make it difficult for us to accurately forecast our future operating results, which in turn makes it difficult for us to prepare accurate budgets and implement strategic plans. We expect this uncertainty will continue to exist in our business for the foreseeable future, and the future impacts of the COVID-19 pandemic may be significantly worse than we currently expect.

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

▪
our sales and marketing organization, including expansion of our direct sales organization and marketing programs, to increase the size of our customer base, increase adoption and utilization of new and existing Value+ services by our new and existing customers, and enter adjacent markets and new verticals consistent with our strategic plan;

▪	maintaining and expanding our technology infrastructure and operational support to promote the security and availability of our software solutions, and support our growth;

▪	our general and administrative functions, to support our growth and assist us in maintaining compliance with legal, regulatory and other compliance-related obligations; and

▪	the expansion of our existing facilities, including leasing and building out additional office space, to support our growth and strategic development.

As a result of our continuing investments to grow our business in these and other areas, we expect our expenses to increase significantly, and we may not be consistently profitable. Even if we are successful in growing our customer base and increasing revenue from new and existing customers, we may not be able to generate additional revenue in an amount that is sufficient to cover our expenses. We may incur significant losses in a particular period for a number of reasons, and may experience significant fluctuations in our operating results from period to period. We cannot assure you that we will continue to achieve profitability in the near term or that we will sustain profitability on a sequential quarterly basis or over any particular period of time. Any additional operating losses will have a negative impact on our stockholders’ equity.

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

Our quarterly results, including the levels of our revenue, costs, operating expenses, and operating margins, may fluctuate significantly in the future, and period-to-period comparisons of our results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of our future performance. In addition, our quarterly results may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly results include, but are not limited to:

▪	our ability to retain our existing customers, and to expand adoption and utilization of our core solutions and Value+ services by our existing customers;

▪	our ability to attract new customers, the type of customers we are able to attract, the size and needs of their businesses, and the cost of acquiring these customers;

▪	the mix of our core solutions and Value+ services sold during the period;

▪	the timing and impact of security breaches, service outages or other performance issues with our technology infrastructure and software solutions;

▪	variations in the timing of sales of our core solutions and Value+ services as a result of trends impacting the verticals in which we sell our software solutions;

▪	the timing and market acceptance of new core functionality, Value+ services and other products introduced by us and our competitors;

▪	changes in our pricing policies or those of our competitors;

▪	the timing of our recognition of revenue;

▪	the amount and timing of costs and operating expenses related to the maintenance and expansion of our business, infrastructure and operations;

▪	the amount and timing of costs and operating expenses associated with assessing or entering adjacent markets or new verticals;

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

▪
general economic and market conditions, including the impacts and disruptions caused by the COVID-19 pandemic, which could increase the negative impacts to our business of any of the factors discussed above.

Our focus on managing our business towards the achievement of long-term growth, rather than the realization of short-term financial or business metrics, may also serve to exacerbate the fluctuations in our quarterly results, which could result in downward pressure on the market price of our Class A common stock. In addition, fluctuations in quarterly results may negatively impact the value of our Class A common stock, regardless of whether they impact or reflect the overall performance of our business. Furthermore, if our quarterly results fall below the expectations of investors or any securities analysts who follow our stock, or below any financial guidance we may provide, the price of our Class A common stock could decline substantially.

We may require additional capital to support our operations or the growth of our business, and we cannot be certain that this capital will be available on favorable terms, or at all, which may adversely affect our business and financial condition.

We may need additional capital to grow our business and meet our strategic objectives. Our ability to obtain additional capital, if and when required, will depend on numerous factors, including investor and lender demand, our compliance with debt obligations, our historical and forecasted financial and operating performance, our liquidity position, the overall condition of the capital markets, and the global economy as a whole. The capital markets have been negatively impacted by the COVID-19 pandemic, and the impacts may continue for the foreseeable future. We cannot guarantee that additional financing will be available to us on favorable terms when required, or at all. In addition, if we raise additional funds through the issuance of equity securities, those securities may have powers, preferences or rights senior to the rights of our Class A common stock, and our existing stockholders may experience immediate dilution. If we raise additional funds through the issuance of debt securities, we may incur interest expense or other costs to service the indebtedness, we may be required to encumber certain assets, and we may become subject to restrictions on our ability to conduct business, any of which could negatively impact our operating results. Furthermore, if we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support the growth of our business and the achievement of our strategic objectives could be significantly impaired and our operating results may be harmed.

Our estimates of market opportunity are subject to significant uncertainty and, even if the markets in which we compete meet or exceed our size estimates, we could fail to increase our revenue or market share.

Market opportunity estimates are subject to significant uncertainty and are based on assumptions and estimates, including our internal analysis and industry experience. Assessing the market for industry-specific, cloud-based business management software is particularly difficult due to a number of factors, including limited available information and rapid evolution of the market. Further, market opportunity estimates sometimes change based on relevant macro-trends and market conditions, or evolving assessment methodologies. We determine the level of our investment in various aspects of the business, in part, based on our market opportunity estimates. If we had made different assumptions, our estimates of market opportunity, and/or our related investment determinations, could be materially different. The disruptions and impacts caused by the COVID-19 pandemic may ultimately require us to reduce, potentially by a significant margin, our estimates of the market opportunities in certain markets or industry verticals, which could negatively impact our prospects for long-term growth.

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

We have limited experience acquiring other businesses. We may not be able to integrate acquired assets, technologies, personnel and operations successfully or achieve the anticipated synergies or other benefits from the acquired business due to a number of risks associated with acquisitions, including:

▪	the aggregate cost, whether in the form of cash or equity securities, to acquire the business;

▪	difficulties integrating the assets, technologies, personnel or operations of the acquired business in a cost-effective manner;

▪	difficulties and additional expenses associated with supporting legacy products and services of the acquired business;

▪	difficulties converting the customers of the acquired business to our software solutions and contract terms;

▪	diversion of management’s attention from our business to address acquisition and integration challenges, as well as post-acquisition disputes;

▪	adverse effects on our existing business relationships with customers and strategic partners as a result of the acquisition;

▪	cultural challenges associated with integrating employees from the acquired organization into our company;

▪	the loss of key employees;

▪	use of resources that are needed in other parts of our business;

▪	costs associated with and exposure to new or enhanced legal, regulatory or other compliance-based and/or operational risks implicit in the acquired business;

▪	use of substantial portions of our available cash resources to consummate the acquisition or pay acquisition-related expenses; and

▪	unanticipated costs or liabilities associated with the acquisition.

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

Security vulnerabilities in our software solutions or a breach of our security controls could result in the loss, theft, misuse, unauthorized disclosure, or unauthorized access to customer or employee data, or other confidential and sensitive information, which could harm our relationships with customers or employees, expose us to litigation or regulatory proceedings, or harm our reputation, any of which could negatively impact our business and operating results.

Our business involves the storage and transmission of a significant amount of confidential and sensitive information, including the personal information of our employees and other individuals, customer data, and our proprietary financial, operational and strategic information. In providing our software solutions, we store and transmit large amounts of our customers’ data, including sensitive and proprietary data and personal information collected by or on behalf of our customers. Our software solutions are typically the system of record, system of engagement and, increasingly, the system of intelligence for all or a portion of our customers’ businesses, and the data processed through our software solutions is critical to their businesses. Cyber attacks and other malicious Internet-based activities continue on a regular basis. Like many other businesses, we have experienced, and are continually at risk of being subject to, attacks and data security incidents. As our business grows, the number of users of our software solutions, as well as the amount of information we collect and store, is increasing, and our brands are becoming more widely recognized. We believe these factors combine to make us an even greater target for this type of malicious activity. Although we take data security seriously, there can be no assurance that the security measures we employ will prevent malicious or unauthorized access to our systems and information. Techniques used to sabotage, or to obtain unauthorized access to, systems or networks change frequently and may not be recognized until launched against a target. Furthermore, no security program can eliminate entirely the risk of non-malicious human error, such as an employee or contractor’s failure to follow one or more security protocols. Therefore, despite our significant efforts to keep our systems and networks protected and up to date, we may be unable to anticipate cyber attacks, detect security incidents or react to them in a timely manner, or implement adequate preventive measures, any of which may expose us to a risk of loss, litigation and potential liability. In addition, some of our third-party service providers also collect and/or store our sensitive information and our customers’ data on our behalf, and these service providers are subject to similar threats of cyber attacks and other malicious Internet-based activities.

If our security measures, or the security measures of our third-party service providers, are breached as a result of wrongdoing or malicious activity on the part of our employees, our partners’ employees, our customers’ employees, or any third party, or as a result of any human error or neglect, product defect or otherwise, and this results in the loss, theft, misuse, unauthorized disclosure, or unauthorized access to customer data or other sensitive information, we could incur liability to our customers and to individuals or organizations whose information was being stored by us or our customers, as well as fines from payment processing networks and regulatory action by governmental bodies. If we experience a widespread security breach, we cannot be certain that our insurance coverage will be sufficient to compensate us for liabilities actually incurred or that insurance will continue to be available to us on reasonable terms, or at all. In addition, any security breaches could result in reputational damage, adversely affect our ability to attract new customers and cause existing customers to reduce or discontinue the use of our software solutions, any of which could harm our business and operating results. Furthermore, the perception by our current or potential customers that our software solutions could be vulnerable to exploitation or that our security measures are inadequate, even in the absence of a particular problem or threat, could reduce market acceptance of our software solutions and cause us to lose customers. The legal and regulatory environment around data security and governance is significantly evolving, and both regulators and consumers are increasingly taking action on data-related matters, which may contribute to increased reputational, economic and other harm in the event of a data security incident.

Service outages due to malicious activities or performance problems associated with our technology infrastructure could harm our reputation, adversely affect our ability to attract new customers and cause us to lose existing customers.

We have experienced significant growth in the number of users and the amount of data that our technology infrastructure supports, and we expect this growth to continue. We seek to maintain sufficient excess capacity in our technology infrastructure to meet the needs of all of our customers, including facilitating the expansion of existing customer deployments and the provisioning of new customer deployments. In addition, we need to properly manage our technology infrastructure in order to support version control, changes in hardware and software parameters, and the evolution of our software solutions.

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

We store and transmit personal information relating to our employees and other individuals, and our customers use our technology platform to store and transmit a significant amount of personal information relating to their clients, vendors, employees and other industry participants. Privacy and data security have become significant issues in the United States and in other jurisdictions where we may operate or offer our software solutions. The regulatory framework relating to privacy and data security worldwide is rapidly evolving, and is likely to remain uncertain for the foreseeable future. Federal, state and foreign government bodies and agencies have in the past adopted, and may in the future adopt, laws and regulations regarding the collection, use, processing, storage and disclosure of personal or identifying information obtained from customers and other individuals. For instance, the California Consumer Privacy Act, which went into effect on January 1, 2020, creates new data privacy and security rights for California residents. Similarly, there are a number of existing and proposed laws and regulations in the European Union and the United States at both the federal and state level, as well as other jurisdictions that could impose new obligations in areas affecting our business. These new obligations could increase the cost and complexity of delivering our services, and divert our managements’ attention from pursuing strategic objectives.

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

Additionally, with respect to the processing of electronic payment transactions by our third-party electronic payment services providers, we are exposed to financial risk. Electronic payment transactions between our customer and another user may be returned for various reasons such as insufficient funds, fraud or stop payment orders. If we or our electronic payment services provider is unable to collect such amounts from the customer’s account (such as if the customer is illegitimate, or if the customer refuses or is unable to reimburse us for the amounts charged back), we bear the ultimate risk of loss for the transaction amount. While we have not experienced material losses resulting from amounts charged back in the past, there can be no assurance that we will not experience these types of losses in the future.

In addition, there is an overarching risk stemming from the potential widespread adoption of quickly evolving financial technology products, including, for example, blockchain or other distributed ledger technologies, that could materially impact the manner in which payments are processed, the mix of payment methodologies conventionally utilized by payors and payees, and the regulatory framework applicable to such payments. The adoption of disruptive financial technologies could significantly reduce the volume of our electronic payment services business or change the transaction costs associated with or potential revenue derived from those payments, thereby reducing our revenue and increasing our associated expenses, which could materially impact our business, financial condition, and operating results.

Evolution and expansion of our electronic payment services may subject us to additional risks and regulatory requirements.

The evolution and expansion of our electronic payment services may subject us to additional risks and regulatory requirements, including, without limitation, laws and regulations governing money transmission and anti-money laundering. These requirements vary throughout the markets in which we operate, and several jurisdictions lack clarity with respect to the application and interpretation of these rules. Our efforts to comply with these rules could require significant management time and effort, as well as significant expenditures, and will not guarantee our compliance with all regulatory requirements, especially given that the applicable regulatory frameworks are constantly changing and subject to evolving interpretation. While we maintain a compliance program focused on applicable laws and regulations throughout our applicable industries, there is no guarantee that we will not be subject to fines, penalties or other regulatory actions in one or more jurisdictions, or be required to adjust our business practices to accommodate future regulatory requirements.

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

As previously disclosed, we received a Civil Investigative Demand from the FTC in December 2018 requesting certain information relating to our compliance with the FCRA in connection with our tenant screening services business. On April 30, 2020, the FTC staff informed us of its belief that there is a reasonable basis for asserting claims against us for our alleged failure to comply with certain sections of the FCRA that could result in monetary penalty and injunctive relief. We are unable to predict the outcome of, or any potential costs or penalties associated with, this matter at this time.

In addition, we completed the settlement of a class action lawsuit related to alleged violations of the FCRA in 2019. Further, we received a Request for Information from the Civil Rights Division (Housing and Civil Enforcement Section) of the U.S. Department of Justice in July 2019 requesting certain information relating to our compliance with the Servicemembers Civil Relief Act in connection with our tenant screening services business.

Due to the large number of tenant screening transactions in which we participate, our potential liability in an enforcement action or a class action lawsuit could have a material impact on our business, especially given that certain applicable laws and regulations provide for fines or penalties on a per occurrence basis. The existence of any such enforcement action or class action lawsuit, whether meritorious or not, may adversely affect our ability to attract customers, result in the loss of existing customers, harm our reputation and cause us to incur defense costs or other expenses. Any of the foregoing events may have a material adverse impact on our business, financial condition, and operating results.

We use third-party service providers for important electronic payment and tenant screening services, and their failure to fulfill their contractual obligations could harm our reputation, disrupt our business and adversely affect our operating results.

We use third-party electronic payment services providers to enable us to provide electronic payment services to our customers, and third-party tenant screening services providers to enable us to provide tenant screening services, such as background and credit checks, to our customers. We rely on these service providers to provide us with accurate and timely information, and therefore have significantly less control over our electronic payment and tenant screening services than if we were to maintain and operate them ourselves. In some cases, functions necessary to our business are performed on proprietary third-party systems and software to which we have no access. We also generally do not have long-term contracts with these service providers. In addition, some of these service providers compete with us directly or indirectly in the markets we serve. The failure of these service providers to provide us with accurate and timely information, to fulfill their contractual obligations to us, or to renew their contracts with us, all of which may be more likely in light of the impacts and disruptions caused by the COVID-19 pandemic, could result in direct liability to us, harm our reputation, result in significant disruptions to our business, and adversely affect our operating results.

Our corporate culture has contributed to our success and, if we cannot continue to foster this culture as we grow, we could lose the passion, creativity, teamwork, focus and innovation fostered by our culture.

We believe that our culture has been and will continue to be a key contributor to our success. If we do not continue to develop our corporate culture or maintain our core values as we grow and evolve, we may be unable to foster the passion, creativity, teamwork, focus and innovation we believe we need to support our growth. Any failure to preserve our culture could negatively affect our ability to recruit and retain personnel and to effectively focus on and pursue our strategic objectives. Moreover, liquidity available to our employee security holders could lead to disparities of wealth among our employees, which could adversely impact relations among employees and our culture in general. As we grow and mature as a public company, we may find it difficult to maintain our corporate culture. This difficulty will only be exacerbated by the COVID-19 pandemic, which has resulted in travel restrictions, quarantines, shelter-in-place orders and similar government orders and restrictions that collectively make it more difficult for employees to interact, communicate and innovate.

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

To execute our growth plan and achieve our strategic objectives, we must continue to attract and retain highly qualified and motivated personnel across our organization. In particular, in order to continue to enhance our software solutions, add new and innovative core functionality and/or Value+ services, as well as develop new products, it will be critical for us to increase the size of our research and product development organization, including hiring highly skilled software engineers. Competition for software engineers is intense within our industry and there continues to be upward pressure on the compensation paid to these professionals. In addition, in order for us to achieve broader market acceptance of our software solutions, grow our customer base, and pursue adjacent markets and new verticals, we will need to continue to increase the size of our sales and marketing and customer service and support organizations. Identifying and recruiting qualified personnel, training them in the use of our software solutions, and ensuring they are well-equipped to provide great service to our customers, requires a significant investment of time and resources, and it can be particularly difficult to retain these individuals.

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

As of March 2020, in an effort to manage the financial uncertainty involved with the COVID-19 pandemic, we have delayed the hiring of certain non-essential employees and deferred the retention of certain contractors. The timeline for when we may resume ordinary hiring activities is highly uncertain and subject to change.

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

Although the domain expertise required to successfully develop, market and sell cloud-based business management software solutions in the real estate and legal verticals may hinder new entrants that are unable to invest the necessary resources to develop and deploy cloud-based solutions with the same level of functionality as ours, many of our competitors and potential competitors are larger and have greater name recognition, longer operating histories, and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively to new or changing opportunities, technologies, operational requirements and industry standards, as well as to new challenges such as those resulting from the COVID-19 pandemic. Some of these competitors may have more established customer relationships or strategic partnerships with third parties that enhance their products and services. Other competitors may offer products or services that address one or a number of business functions on a standalone basis at lower prices or bundled as part of a broader product sale, or with greater depth than our software solutions. In addition, our current and potential competitors may develop, market and sell new technologies with comparable functionality to our software solutions, which could cause us to lose customers, slow the rate of growth of new customers and cause us to decrease our prices in order to remain competitive. For all of these reasons, we may not be able to compete effectively against our current and future competitors, which could harm our business.

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

Notwithstanding our efforts to increase sales of our software solutions to larger customers, if cloud-based business management software does not continue to achieve widespread market acceptance among SMBs, our revenue may increase at a slower rate than we expect and may even decline, which could adversely affect our operating results. In addition, it is difficult to estimate the rate at which SMBs will be willing to transition to vertical cloud-based business management software in any particular period, which makes it difficult to estimate the overall size and growth rate of the market for cloud-based business management software for SMBs at any given point in time or to forecast growth in our revenue or market share. This transition rate may be negatively impacted by the COVID-19 pandemic as customers may delay decisions to adopt our core products, or expand the use of our Value+ services, as they seek to reduce or delay spending within their businesses.

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

The software industry in general, and our targeted verticals in particular, are characterized by rapid technological advances, changing industry standards, evolving customer requirements and intense competition. Our ability to attract new customers, increase revenue from our existing customers, and expand into adjacent markets or new verticals depends, in part, on our ability to enhance the functionality of our existing software solutions by introducing new and innovative core functionality and/or Value+ services that keep pace with technological developments and address the evolving business needs of our customers. In addition, our growth over the long term depends, in part, on our ability to introduce new products for adjacent markets and, potentially, additional verticals that we identify through our market validation process. Market acceptance of our current and future software solutions will depend on numerous factors, including:

▪	the unique functionality and ease of use of our software solutions and the extent to which our software solutions meet the business needs of our customers;

▪	the perceived benefits and security of our cloud-based business management software solutions relative to on-premise software applications or other competitive products;

▪	the pricing of our software solutions relative to competitive products;

▪	the availability of financial resources to new and existing customers to allow them to acquire or expand the use of our software solutions;

▪	perceptions about the security, privacy and availability of our software solutions relative to competitive products;

▪	time-to-market of the updates and enhancements to our core functionality, Value+ services and new products; and

▪	perceptions about the quality and responsiveness of our customer service organization.

If we are unable to successfully enhance the functionality of our existing software solutions, including our core solutions and Value+ services, and timely develop or acquire new products that gain market acceptance in adjacent markets and additional verticals consistent with our strategic plan, our revenue may increase at a slower rate than we expect and may even decline, which could adversely affect our operating results. These efforts to enhance our existing software solutions and develop new products, as well as our overall research and product development efforts, may be negatively impacted by the COVID-19 pandemic.

Our business depends substantially on existing customers renewing their subscriptions with us and expanding their use of our Value+ services, and a decline in customer renewal rates, or failure to convince existing customers to adopt and utilize our Value+ services, could adversely impact our operating results.

In order for us to maintain or increase our revenue and improve our operating results, it is important that our existing customers continue to pay subscription fees for the use of our core solutions, which tend to incrementally rise over time, as well as increase their adoption and utilization of our Value+ services. Our customers have no obligation to renew their subscriptions with us upon expiration of their subscription periods, which typically range from one month to one year. We cannot assure you that our customers will renew their subscriptions with us. In addition, our law firm customers that start their accounts using a 10-day free trial have no obligation to begin a paid subscription. Furthermore, although a significant portion of our revenue growth has historically resulted from the adoption and utilization of our Value+ services by our existing customers, we cannot assure you that our existing customers will continue to broaden their adoption and utilization of our Value+ services, or use our Value+ services at all. If our existing customers do not renew their subscriptions and increase their adoption and utilization of our existing or newly developed Value+ services, our revenue may increase at a slower rate than we expect and may even decline, which could adversely impact our financial condition and operating results. We may experience lower rates of subscription renewals, as well as lower rates of adoption and utilization of Value+ services, as a result of the COVID-19 pandemic as customers may seek to reduce or delay spending within their businesses.

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

Historically, more than 90% of our revenue has been derived from real estate customers, and we expect that our real estate customers will continue to account for a significant portion of our revenue for the foreseeable future. We could lose real estate customers as a result of numerous factors, including:

▪	the expiration and non-renewal of subscriptions or termination of subscription agreements;

▪	the introduction of competitive products or technologies;

▪	our failure to provide updates and enhancements to our core functionality and/or Value+ services, and to introduce new Value+ services to our customers;

▪	changes in pricing policies by us or our competitors;

▪	acquisitions or consolidations within the real estate vertical;

▪	bankruptcies or other financial difficulties facing our real estate customers, especially in light of the impacts and disruptions caused by the COVID-19 pandemic;

▪	new or enhanced legal or regulatory regimes that negatively impact the real estate vertical; and

▪	conditions or trends that are specific to the real estate vertical such as the economic factors that impact the rental market.

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

While we plan to continue to market and sell our software solutions to smaller companies or firms, our growth strategy is dependent, in part, upon increasing sales of our software solutions to larger customers within the real estate and legal markets. Sales to larger customers may involve risks that are not present, or are present to a lesser extent, in sales to smaller businesses. As we seek to increase our sales to larger customers, we may invest considerably greater amounts of time and financial resources in our sales and marketing efforts. In addition, we may face longer sales cycles and experience less predictability and greater competition in completing some of our sales than we have in selling our software solutions to smaller businesses. Although we generally have not configured our software solutions or negotiated our pricing for specific customers, which has historically resulted in reduced upfront selling costs, our ability to successfully sell our software solutions to larger customers may be dependent, in part, on our ability to develop functionality, or to implement pricing policies, that are unique to particular customers or are necessary for success in a market segment dominated by larger customers. It may also be dependent on our ability to attract and retain sales personnel with experience selling to larger organizations. Also, because security breaches or other performance problems with respect to larger customers may result in greater economic harm to these customers and more adverse publicity, there is increased financial and reputational risk associated with serving such customers. Further, our ability to sell our software solutions to larger customers may depend largely upon our successful acquisition and integration of synergistic businesses and, if we are unable to acquire and integrate such businesses successfully, our business and operating results may be negatively impacted. If we are unable to increase sales of our software solutions to larger customers, while mitigating the risks associated with serving such customers, our business and operating results may suffer.

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

Problems faced by our third party data center operators, or with any of the service providers with whom we or they contract, could adversely affect the experience of our customers. Our third party data center operators could decide to close their facilities without adequate notice. In addition, any financial difficulties or bankruptcies, faced by our third party data center operators, or any of the service providers with whom we or they contract, including as a result of the impacts and disruptions caused by the COVID-19 pandemic, may have a negative effect on our business. Additionally, if our data centers are unable to keep up with our growing needs for capacity or any spikes in customer demand, this could have an adverse effect on our business. Any changes in third party service levels at our data centers could result in loss of or damage to our customers’ stored information and service interruptions, which could harm our reputation. These issues could also cause us to lose customers, harm our ability to attract new customers, and subject us to potential liability, any of which could adversely affect our operating results.

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

Additionally, our legal liability to landlord insurance policies are underwritten by us, and we are required by our insurance partner to maintain a reserve to cover potential claims under the policies. While our policies have a limit of $100,000 per occurrence, there is no limit on the dollar amount of claims that could be made against us in any particular period or in the aggregate. In the event that claims by the insureds increase unexpectedly, our reserve may not be sufficient to cover our resulting liability under the policies. To the extent we are required to pay out amounts to insureds that are significantly higher than our current reserves, this could have a material adverse impact on our operating results.

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

Currently, all of our sales are to customers in the real estate market and, to a lesser extent, the legal market. Demand for our software solutions and services could be affected by factors that are unique to and adversely affect our targeted verticals. In particular, the real estate and legal markets, as well as many of the software solutions and services we offer in those markets, are highly regulated across multiple federal, state and local jurisdictions, subject to intense competition and impacted by changes in general economic and market conditions. For example, changes in applicable laws and regulations could significantly impact the features and functionality demanded by our customers and require us to expend significant resources to ensure our software solutions continue to meet their evolving needs. In addition, other industry-specific factors, such as industry consolidation or the introduction of competing or disruptive technology, could lead to a significant reduction in the number of customers that use our software solutions or the Value+ services demanded by these customers. Further, if the real estate or legal markets decline, our customers may decide not to renew their subscriptions or they may cease using our Value+ services in order to reduce costs to remain competitive. It is possible that the significant increase in unemployment rates and financial uncertainty caused by the COVID-19 pandemic could have a disproportionate impact on businesses within the real estate and legal markets. As a result, our ability to generate revenue from our real estate and legal market customers could be adversely affected, which could have a material adverse impact on our business, financial condition and operating results.

In addition to the foregoing risks associated with our targeted verticals themselves, there is an overarching risk stemming from potential widespread adoption of quickly evolving financial or other disruptive technology products that could significantly impact our targeted verticals, even if that technology is not specifically designed to apply directly to our targeted verticals. The adoption of these new technologies could significantly reduce the volume or demand of customers in our targeted verticals, thereby reducing our revenue, which could materially impact our business, financial condition and operating results.

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

Our sales process is highly dependent on the ease of use of our software solutions, our reputation and positive recommendations from our existing customers. Any failure to maintain high-quality or responsive customer service, or a market perception that we do not maintain high-quality or responsive customer service, could harm our reputation, cause us to lose customers and adversely impact our ability to sell our software solutions to prospective customers. Challenges associated with maintaining a responsive customer service organization may be exacerbated as a result of the COVID-19 pandemic, especially as we transition to a remote work environment.

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

We believe that maintaining and promoting our brands is critical to achieving widespread awareness and acceptance of our software solutions, and maintaining and expanding our customer base. We also believe that the importance of brand recognition will increase as competition in our targeted verticals increases. If we do not continue to build awareness of our brands, we could be placed at a competitive disadvantage as compared to companies whose brands are, or become, more recognizable than ours. Maintaining and promoting our brands will depend, in part, on our ability to continue to provide new and innovative core functionality and Value+ services and best-in-class customer service, as well as the effectiveness of our sales and marketing efforts. If we fail to deliver products and functionality that address our customers’ business needs, or if we fail to meet our customers’ expectations for customer service, it could weaken our brands and harm our reputation. Our inability to meet in person with prospective or existing customers during the COVID-19 pandemic may have an adverse impact on our relationships with current or prospective customers, and reduce the demand for our software solutions. Additionally, the actions of third parties which are out of our control may affect our brands and reputation if customers do not have a positive experience using the services of our third party partners that support our software solutions. Maintaining and enhancing our brands may require us to make substantial investments, and these investments may not result in commensurate increases in our revenue. If we fail to successfully maintain and promote our brands, or if we make investments that are not offset by increased revenue, our operating results could be adversely affected.

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

As a public company, we have incurred and expect to continue to incur significant legal, accounting, compliance and other expenses. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002, the listing requirements of the NASDAQ Global Market, and other applicable securities rules and regulations. Compliance with these rules and regulations will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources.

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

As of March 31, 2020, we had $48.3 million of outstanding indebtedness under a term loan that will mature on December 24, 2023 (the "Term Loan"), pursuant to our Credit Agreement with Wells Fargo, and we may incur additional indebtedness in the future and/or enter into new financing arrangements. In addition, as of March 31, 2020, we had $49.0 million outstanding under our Revolving Facility with Wells Fargo. Our ability to meet expenses, to remain in compliance with the covenants under our debt instruments, and to pay fees, interest and principal on our substantial level of indebtedness depends on, among other things, our operating performance and market conditions, which are likely to be impacted by the significant disruptions caused by the COVID-19 pandemic. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt and meet our other obligations.

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

Our existing Credit Agreement with Wells Fargo as administrative agent, and the lenders that are parties thereto, which we refer to as the Second Amendment of our Original Credit Agreement, contains certain operating and financial restrictions and covenants, including limitations on dividends, dispositions of all or substantially all of our assets, mergers or consolidations, incurrence of indebtedness and liens, and other corporate activities. These restrictions and covenants, as well as those contained in any future financing agreements that we may enter into, may restrict our ability to finance our operations, and to engage in, expand or otherwise pursue our business activities and strategic objectives. The substantial uncertainty and financial impacts caused by the COVID-19 pandemic may cause Wells Fargo to seek to amend the Second Amendment of our Original Credit Agreement, which could, among other things, result in greater operational or financial restrictions on our business. Our ability to comply with these restrictions and covenants may be affected by events beyond our control, including disruptions to our business relating to the COVID-19 pandemic, and breaches of these covenants could result in a default under the Second Amendment of our Original Credit Agreement and any future financing agreements that we may enter into. If not waived, defaults could cause any outstanding indebtedness under the Second Amendment of our Original Credit Agreement and any future financing agreements that we may enter into to become immediately due and payable, and allow the lenders to proceed against any collateral securing that indebtedness.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2019, the date of our most recent audited financial statements, we had federal net operating loss carryforwards of $82.1 million, which will begin to expire in 2031. At December 31, 2019, we had state net operating loss carryforwards of $65.9 million, which will begin to expire in 2028. At December 31, 2019, we also had federal and state research and development credit carryforwards of $11.4 million and $10.8 million, respectively. The federal credit carryforwards will begin to expire in 2027, while the majority state credits carryforwards apply indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50% over a rolling three-year period. Similar rules may apply under state tax laws. It is possible that our existing net operating loss and/or credit carryforwards may be subject to limitations arising from previous ownership changes, and future issuances of our stock could cause an ownership change. Furthermore, our ability to utilize net operating loss and/or credit carryforwards of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to legislative changes, such as suspensions on the use of net operating loss carryforwards, or other unforeseen reasons, our existing net operating loss carryforwards could expire or otherwise be unavailable to offset future income tax liabilities. In addition, under the Tax Cuts and Jobs Act, the amount of net operating loss carryforwards from taxable years beginning after December 31, 2017 that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss carryforward deduction itself. However, the Coronavirus Aid, Relief, and Economic Security Act (also known as the "CARES Act') suspended this limitation for taxable years beginning before January 1, 2021. Nonetheless, for aforementioned reasons, we may not be able to realize a tax benefit, or may realize less tax benefit, from the use of our net operating loss carryforwards. Any such limitations on our ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.

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

A component of our growth strategy involves the expansion of our international operations and worldwide customer base. To date, we have realized an immaterial amount of revenue from customers outside the United States. Operating in international markets will require significant resources and management attention and will subject us to regulatory, economic, geographic and political risks, including but not limited to the risk of disruptions caused by regional natural disasters or health epidemics, that are different from those in the United States. Because of our limited experience with international operations and significant differences between the United States and international markets, our international expansion efforts may not be successful in creating demand for our software solutions outside of the United States or in effectively selling our software solutions in any international markets we may enter. The significant disruptions caused by the COVID-19 pandemic, especially in certain countries in the European Union and Asia, could have a prolonged negative impact on our ability to expand our sales to customers outside the United States. If we invest substantial time and resources to expand our international operations and are unable to do so successfully, our business and operating results could suffer.

Risks Related to Our Class A Common Stock

The market price of our Class A common stock may be volatile or may decline regardless of our operating performance, which could result in substantial losses for our stockholders.

The market price of our Class A common stock has been, and is likely to continue to be, highly volatile, and fluctuations in the price of our Class A common stock could cause you to lose all or part of your investment. For example, from March 31, 2019 to March 31, 2020, the share price of our Class A common stock on the NASDAQ Global Market fluctuated between $77.74 and $148.07.

There are numerous factors that could cause fluctuations in the market price of our Class A common stock, including:

▪	volatility in the trading volume of our Class A common stock;

▪	price and volume fluctuations in the overall stock market;

▪	volatility in the market prices and trading volumes of securities issued by software companies;

▪	changes in operating performance and stock market valuations of software companies generally or those in our markets in particular;

▪	sales of shares of our Class A common stock by us or our stockholders, or perceptions that such sales may occur;

▪	any future announcements to repurchase our Class A common stock, and any actual share repurchases that we may undertake from time to time;

▪	failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;

▪	the guidance we may provide to the public, any changes in that guidance, and our performance relative to that guidance;

▪	announcements by us or our competitors of new products or services;

▪	public reaction to our press releases, filings with the SEC and other public announcements;

▪	rumors and market speculation involving us or other software companies;

▪	actual or anticipated changes in our operating results or fluctuations in our operating results;

▪	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

▪	impacts from widespread public health crises, including the COVID-19 global pandemic;

▪	legal proceedings, enforcement actions or regulatory inquiries relating to us or our competitors or to the markets in which we operate;

▪	developments or disputes concerning our intellectual property or other proprietary rights;

▪	announced or completed acquisitions of businesses or technologies by us or our competitors;

▪	new laws or regulations or new interpretations of existing laws or regulations applicable to our business or the markets in which we operate;

▪	changes in accounting standards, policies, guidelines, interpretations or principles;

▪	changes in our management; and

▪	general economic conditions and trends, including the impacts and disruptions caused by the COVID-19 pandemic.

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

S&P Dow Jones, a provider of widely followed stock indices, has announced that companies with multiple classes of stock, will not be eligible for inclusion in certain of their indices. As a result, our Class A common stock will not be eligible for those stock indices. Additionally, FTSE Russell, another provider of widely followed stock indices, requires new constituents of its indices to have at least five percent of their voting rights in the hands of public stockholders. At March 31, 2020, the holders of the outstanding shares of our Class B common stock, including our executive officers, directors, and principal stockholders, collectively hold approximately 91% of the combined voting power of our outstanding capital stock. Many investment funds are precluded from investing in companies that are not included in such indices, and these funds would be unable to purchase our Class A common stock. We cannot assure you that other stock indices will not take a similar approach in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.

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

At March 31, 2020, we had an aggregate of 1.3 million options outstanding that, if fully exercised, would result in the issuance of additional shares of Class A common stock or Class B common stock, as applicable. Our Class B common stock converts into Class A common stock on a one-for-one basis. In addition, at March 31, 2020, we had 0.6 million restricted stock units ("RSUs"), outstanding which, if fully vested and settled in shares, would result in the issuance of additional shares of Class A common stock. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options), or upon the vesting and settlement of RSUs, have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 20, 2019, the Board of Directors authorized a $100.0 million Share Repurchase Program (the "Program") of our outstanding Class A Common Stock. Share repurchases made under the Program were made through open market transactions as follows:

	Total Number of Shares Repurchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
January 1, 2020 to January 31, 2020	—	—	—	100,000
February 1, 2020 to February 29, 2020	—	—	—	100,000
March 1, 2020 to March 31, 2020	48,002	$87.35	48,002	95,807
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

AppFolio, Inc.

Date:	May 4, 2020	By:	/s/ Ida Kane
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