Form 10-Q
period 2020-06-30
APPFOLIO INC
filed 2020-08-03
CIK 1433195

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of July 27, 2020, the number of shares of the registrant’s Class A common stock outstanding was 17,057,669 and the number of shares of the registrant’s Class B common stock outstanding was 17,238,895.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020 (this "Quarterly Report"), includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which statements are subject to considerable risks and uncertainties. Forward-looking statements include all statements that are not statements of historical facts and can be identified by words such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “could,” “will,” “would” or similar expressions and the negatives of those expressions. Forward-looking statements also include the assumptions underlying or relating to such statements. In particular, forward-looking statements contained in this Quarterly Report relate to, among other things:
▪our future or assumed financial condition, results of operations and liquidity;
▪business forecasts and plans;
▪trends affecting our business and industry, and the economy as a whole;
▪capital needs and financing plans;
▪capital resource allocation plans;
▪share repurchase plans;
▪research and product development plans;
▪future products and Value+ services;
▪growth in the size of our business and number of customers;
▪strategic plans and objectives;
▪the impact of acquisitions and investments;
▪changes in the competitive environment;
▪commitments and contingencies, including with respect to the outcome of legal proceedings or regulatory matters;
▪the application of accounting guidance, including the impact from adoption of recent accounting pronouncements; and
▪the impacts of, and our response to, the novel coronavirus ("COVID-19") pandemic.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

APPFOLIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par values)

	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$53,315	$15,813
Investment securities—current	20,930	22,876
Accounts receivable, net	12,663	7,562
Prepaid expenses and other current assets	15,836	15,540
Total current assets	102,744	61,791
Investment securities—noncurrent	5,933	12,089
Property and equipment, net	26,323	14,744
Operating lease right-of-use assets	25,732	27,803
Capitalized software, net	35,218	30,023
Goodwill	58,425	58,425
Intangible assets, net	18,911	21,377
Deferred taxes	40,711	27,574
Other long-term assets	6,354	6,276
Total assets	$320,351	$260,102
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,402	$1,927
Accrued employee expenses	18,570	17,758
Accrued expenses	13,316	10,833
Deferred revenue	5,098	4,600
Other current liabilities	5,088	11,139
Term loan, net—current portion	1,833	1,208
Total current liabilities	47,307	47,465
Operating lease liabilities	33,394	33,312
Revolving facility	49,000	—
Term loan, net	46,146	47,375
Total liabilities	175,847	128,152
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000 shares authorized and no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Class A common stock, $0.0001 par value, 250,000 shares authorized as of June 30, 2020 and December 31, 2019; 17,371 and 16,923 shares issued as of June 30, 2020 and December 31, 2019, respectively; 16,952 and 16,552 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	2	2
Class B common stock, $0.0001 par value, 50,000 shares authorized as of June 30, 2020 and December 31, 2019; 17,339 and 17,594 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	156,919	161,509
Accumulated other comprehensive income	131	33
Treasury stock, at cost, 419 and 371 shares of Class A common stock as of June 30, 2020 and December 31, 2019, respectively	(25,756)	(21,562)
Retained earnings (accumulated deficit)	13,206	(8,034)
Total stockholders’ equity	144,504	131,950
Total liabilities and stockholders’ equity	$320,351	$260,102
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$81,043	$63,624	$153,538	$120,715
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	27,411	25,128	56,372	49,309
Sales and marketing	13,717	13,232	28,223	24,451
Research and product development	12,128	9,339	23,340	17,820
General and administrative	14,785	8,214	23,357	16,406
Depreciation and amortization	6,657	5,415	13,071	10,491
Total costs and operating expenses	74,698	61,328	144,363	118,477
Income from operations	6,345	2,296	9,175	2,238
Other income (expense), net	(10)	(56)	12	(57)
Interest expense, net	(562)	(427)	(1,056)	(924)
Income before benefit from income taxes	5,773	1,813	8,131	1,257
Benefit from income taxes	(13,484)	(21,338)	(13,109)	(25,619)
Net income	$19,257	$23,151	$21,240	$26,876

Net income per common share:
Basic	$0.56	$0.68	$0.62	$0.79
Diluted	$0.54	$0.65	$0.60	$0.76
Weighted average common shares outstanding:
Basic	34,254	34,010	34,214	33,962
Diluted	35,614	35,412	35,647	35,385
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$19,257	$23,151	$21,240	$26,876
Other comprehensive (loss) income:
Changes in unrealized (losses) gains on investment securities	(34)	67	98	196
Comprehensive income	$19,223	$23,218	$21,338	$27,072
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

						Accumulated		Retained
					Additional	Other		Earnings/
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	(Accumulated
	Class A		Class B		Capital	Income	Stock	Deficit)	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	16,552	$2	17,594	$2	$161,509	$33	$(21,562)	$(8,034)	$131,950
Exercise of stock options	17	—	—	—	97	—	—	—	97
Stock-based compensation	—	—	—	—	1,365	—	—	—	1,365
Vesting of restricted stock units, net of shares withheld for taxes	91	—	—	—	(6,458)	—	—	—	(6,458)
Conversion of Class B stock to Class A stock	58	—	(58)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	132	—	—	132
Repurchase of common stock	(48)	—	—	—	—	—	(4,194)	—	(4,194)
Net income	—	—	—	—	—	—	—	1,983	1,983
Balance as of March 31, 2020	16,670	$2	17,536	$2	$156,513	$165	$(25,756)	$(6,051)	$124,875
Exercise of stock options	32	—	—	—	232	—	—	—	232
Stock-based compensation	—	—	—	—	3,406	—	—	—	3,406
Vesting of restricted stock units, net of shares withheld for taxes	50	—	—	—	(3,232)	—	—	—	(3,232)
Conversion of Class B stock to Class A stock	197	—	(197)	—	—	—	—	—	—
Issuance of restricted stock awards	3	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(34)	—	—	(34)
Net income	—	—	—	—	—	—	—	19,257	19,257
Balance as of June 30, 2020	16,952	$2	17,339	$2	$156,919	$131	$(25,756)	$13,206	$144,504

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Accumulated
	Class A		Class B		Capital	(Loss) Income	Stock	Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	15,789	$2	18,109	$2	$157,898	$(178)	$(21,562)	$(44,316)	$91,846
Exercise of stock options	14	—	—	—	90	—	—	—	90
Stock-based compensation	—	—	—	—	1,831	—	—	—	1,831
Vesting of restricted stock units, net of shares withheld for taxes	58	—	—	—	(2,572)	—	—	—	(2,572)
Vesting of early exercised shares	—	—	—	—	6	—	—	—	6
Conversion of Class B stock to Class A stock	38	—	(38)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	129	—	—	129
Net income	—	—	—	—	—	—	—	3,725	3,725
Balance as of March 31, 2019	15,899	$2	18,071	$2	$157,253	$(49)	$(21,562)	$(40,591)	$95,055
Exercise of stock options	23	—	—	—	109	—	—	—	109
Stock-based compensation	—	—	—	—	2,080	—	—	—	2,080
Vesting of restricted stock units, net of shares withheld for taxes	42	—	—	—	(2,247)	—	—	—	(2,247)
Conversion of Class B stock to Class A stock	119	—	(119)	—	—	—	—	—	—
Issuance of restricted stock awards	3	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	67	—	—	67
Net income	—	—	—	—	—	—	—	23,151	23,151
Balance as of June 30, 2019	16,086	$2	17,952	$2	$157,195	$18	$(21,562)	$(17,440)	$118,215
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash from operating activities
Net income	$21,240	$26,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,071	10,491
Amortization of operating lease right-of-use assets	2,071	1,928
Deferred income taxes	(13,137)	(25,643)
Stock-based compensation	3,712	3,239
Other	(30)	108
Changes in operating assets and liabilities:
Accounts receivable	(5,136)	(2,695)
Prepaid expenses and other current assets	(292)	(5,199)
Other assets	(107)	1,254
Accounts payable	193	188
Accrued employee expenses	717	680
Accrued expenses	4,534	1,384
Deferred revenue	532	581
Operating lease liabilities	(92)	(1,759)
Other liabilities	100	380
Net cash provided by operating activities	27,376	11,813
Cash from investing activities
Purchases of available-for-sale investments	(13,389)	(678)
Proceeds from sales of available-for-sale investments	13,942	1,750
Proceeds from maturities of available-for-sale investments	7,750	4,000
Purchases of property, equipment and intangible assets	(14,306)	(2,425)
Additions to capitalized software	(12,709)	(9,420)
Cash paid in business acquisition, net of cash acquired	—	(54,004)
Net cash used in investing activities	(18,712)	(60,777)
Cash from financing activities
Proceeds from stock option exercises	329	199
Tax withholding for net share settlement	(9,690)	(4,751)
Payment of contingent consideration	(5,977)	—
Proceeds from issuance of debt	50,190	1,169
Principal payments on debt	(1,818)	(1,794)
Payment of debt issuance costs	—	(420)
Purchase of treasury stock	(4,194)	—
Net cash provided by (used in) financing activities	28,840	(5,597)
Net increase (decrease) in cash, cash equivalents and restricted cash	37,504	(54,561)
Cash, cash equivalents and restricted cash
Beginning of period	16,247	74,506
End of period	$53,751	$19,945

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2020	2019

Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$2,678	$580
Additions of capitalized software included in accrued and accrued employee expenses	1,281	865
Stock-based compensation capitalized for software development	1,059	789
Tax withholding for net share settlement included in accrued employee expenses	—	68
Purchase consideration for acquisitions included in other current liabilities	—	6,000

        The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within our Condensed Consolidated Balance Sheets to the total of the same such amounts shown above (in thousands):

	June 30,
	2020	2019
Cash and cash equivalents	$53,315	$19,514
Restricted cash included in other assets	436	431
Total cash, cash equivalents and restricted cash	$53,751	$19,945

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
1. Nature of Business
        AppFolio, Inc.'s (the "Company," “we,” "us" or "our") mission is to revolutionize vertical industry businesses by providing great software and services. Today we offer industry-specific, cloud-based business software solutions, services and data analytics to the real estate market, which represents approximately 90% of our revenue, and, to a lesser extent, to the legal market. Although specific functionality varies by product, our core solutions address common business operations and interactions of our customers' businesses. In addition to our core solutions, we offer a range of optional, but often business-critical, Value+ services. Our Value+ services are built to enhance, automate and streamline processes and support workflows essential to our customers' businesses.
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
        The significant majority of our customers in the real estate market use our property management solutions. Our property management customers include third-party property managers and owner-operators who manage single- and multi-family residences, community associations, commercial properties, and student housing, as well as mixed real estate portfolios. Our legal customers are typically small law firms that directly and indirectly account for approximately 10% of our annual revenue.
2. Summary of Significant Accounting Policies
Basis of Presentation and Significant Accounting Policies
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 ("Annual Report"), filed with the Securities and Exchange Commission ("SEC") on March 2, 2020. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim Condensed Consolidated Financial Statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of our Condensed Consolidated Financial Statements. The operating results for the six months ended June 30, 2020 are not necessarily indicative of the results expected for the full year ending December 31, 2020.
Reclassifications
We reclassified certain amounts in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows within the cash from investing activities section in the prior year to conform to the current year's presentation.
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
During early calendar year 2020, the novel coronavirus disease, referred to as COVID-19, spread globally, including to every state in the United States. The global pandemic has created and may continue to create significant uncertainty in a wide variety of industries and markets and has prompted many federal, state, local, and foreign governments to put in place “shelter-in-place” orders and similar government orders and restrictions in an attempt to control the spread and mitigate the impact of the disease, which may reduce demand for our core solutions and/or Value+ services, impact the productivity of our workforce, reduce our access to capital, and harm our business and results of operations.
In light of the unknown duration and severity of COVID-19, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply our significant accounting policies. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of June 30, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for credit losses, the carrying value of goodwill and other long-lived assets, performance-based compensation and income taxes.
As of the date of our Condensed Consolidated Financial Statements, we are not aware of any specific event or circumstance that would require us to update our estimates or judgments or to revise the carrying value of our assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in our consolidated financial statements in future periods. While we considered the effects of COVID-19 in our estimates and assumptions, due to the level of uncertainty regarding the economic and operational impacts of COVID-19 on our business, there may be other judgments and assumptions that we have not considered. Such judgments and assumptions could result in a meaningful impact on our financial statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on our financial statements.
Net Income per Common Share
Net income per common share was the same for shares of our Class A and Class B common stock because they are entitled to the same liquidation and dividend rights and are therefore combined in the table below. The following table presents a reconciliation of the weighted average number of shares of our Class A and Class B common stock used to compute net income per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average common shares outstanding	34,259	34,015	34,219	33,967
Less: Weighted average unvested restricted shares subject to repurchase	5	5	5	5
Weighted average common shares outstanding; basic	34,254	34,010	34,214	33,962
Plus: Weighted average options, restricted stock units and restricted shares used to compute diluted net income per common share	1,360	1,402	1,433	1,423
Weighted average common shares outstanding; diluted	35,614	35,412	35,647	35,385
For the three and six months ended June 30, 2020 and 2019, an aggregate of 146,000 and 363,000 shares, respectively, underlying performance-based stock options ("PSOs") and performance-based restricted stock units ("PSUs") were not included in the computations of diluted and anti-dilutive shares as they are considered contingently issuable upon the satisfaction of pre-defined performance measures and their respective performance measures have not been met.
Restricted stock units ("RSUs") with anti-dilutive effect were excluded from the calculation of weighted average number of shares used to compute diluted net income per common share and they were not material for the three and six months ended June 30, 2020 and 2019.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which amends the current accounting guidance and requires the measurement of all expected losses based on historical experience, current conditions and reasonable and supportable forecasts. This guidance amends the accounting for credit losses for available-for-sale investment securities and purchased financial assets with credit deterioration. We adopted ASU 2016-13 on January 1, 2020. The adoption of this guidance did not have a material impact on our financial condition, results of operations, cash flows or disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"), a series of amendments which align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. We adopted ASU 2018-15 on January 1, 2020. The adoption of this guidance did not have a material impact on our financial condition, results of operations, cash flows or disclosures.
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
In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance is intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. This guidance is effective beginning March 12, 2020, and we may elect to apply the amendments prospectively through December 31, 2022. We are currently evaluating the effect of the adoption of this guidance on our financial condition, results of operations, cash flows and disclosures.
3. Business Combinations
        Acquisition of Dynasty
        On January 7, 2019, we acquired 100% of the voting equity interest of Dynasty Marketplace, Inc. ("Dynasty") for $60.2 million, of which $6.0 million (the "Holdback Amount") was retained by the Company to satisfy any such adjustments, including without limitation certain indemnification claims. The balance of the Holdback Amount, less any amount retained with respect to any unresolved indemnification claims, was released to the stockholders of Dynasty on January 10, 2020 in accordance with the terms of the purchase agreement. Dynasty is a provider of advanced artificial intelligence solutions for the real estate market, which automate leasing communications, replace manual tasks and help customers grow their portfolios.
        The transaction was accounted for using the acquisition method and, as a result, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. Determining the fair value of assets acquired and liabilities assumed requires management to make significant judgments and estimates, including the selection of valuation methodologies and comparable companies, estimates of future revenue and cash flows, discount rates, and the software decay rate and database ramp up rate. The following table summarizes the final purchase price allocation (in thousands), as well as the estimated useful lives of the acquired intangible assets over which they are amortized on a straight-line basis, as this approximates the pattern in which we expect the economic benefits will be consumed:

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
        We incurred a total of $0.3 million in transaction costs related to the acquisition and expensed all transaction costs incurred during the period in which such service was received.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$81,043	$63,624	$153,538	$120,750
Net income	19,257	23,479	21,240	22,933

4. Investment Securities and Fair Value Measurements
Investment Securities
Investment securities classified as available-for-sale consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$1,599	$6	$—	$1,605
Agency securities	2,899	39	—	2,938
Treasury securities	22,223	97	—	22,320
Total available-for-sale investment securities	$26,721	$142	$—	$26,863

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$9,597	$18	$(1)	$9,614
Agency securities	11,101	17	—	11,118
Treasury securities	14,222	12	(1)	14,233
Total available-for-sale investment securities	$34,920	$47	$(2)	$34,965
For available-for-sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through income. For securities in an unrealized loss position that do not meet these criteria, we evaluate whether the decline in fair value has resulted from credit loss or other factors. If this assessment indicates a credit loss exists, the credit-related portion of the loss is recorded as an allowance for losses on the security. No allowance for credit losses for available-for-sale investment securities was recorded as of June 30, 2020.
As of June 30, 2020 and December 31, 2019, the contractual maturities of our investments did not exceed 36 months. The fair values of available-for-sale investment securities, by remaining contractual maturity, are as follows (in thousands):

	June 30, 2020		December 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$20,887	$20,930	$22,846	$22,876
Due after one year through three years	5,834	5,933	12,074	12,089
Total available-for-sale investment securities	$26,721	$26,863	$34,920	$34,965
        During the six months ended June 30, 2020 and 2019, we had sales and maturities (which include calls) of investment securities, as follows (in thousands):

	Six Months Ended June 30, 2020
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$5	$—	$4,006	$4,000
Agency securities	24	—	7,878	1,250
Treasury securities	4	—	2,058	2,500
Total	$33	$—	$13,942	$7,750

	Six Months Ended June 30, 2019
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$—	$(1)	$1,750	$3,350
Agency securities	—	—	—	650
Total	$—	$(1)	$1,750	$4,000
        Interest income, net of the amortization and accretion of the premium and discount, was $0.1 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively.
        Fair Value Measurements
        Recurring Fair Value Measurements
        Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables summarize our financial assets measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 by level within the fair value hierarchy (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$3,823	$—	$—	$3,823
Treasury securities	12,496	—	—	12,496
Available-for-sale investment securities:
Corporate bonds	—	1,605	—	1,605
Agency securities	—	2,938	—	2,938
Treasury securities	22,320	—	—	22,320
Total	$38,639	$4,543	$—	$43,182

	December 31, 2019
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$337	$—	$—	$337
Available-for-sale investment securities:
Corporate bonds	—	9,614	—	9,614
Agency securities	—	11,118	—	11,118
Treasury securities	14,233	—	—	14,233
Total	$14,570	$20,732	$—	$35,302
The carrying amounts of cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.
The estimated fair value of the $50.0 million term loan issued by Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent, and the lenders that are parties thereto ("Term Loan") and the $50.0 million revolving credit facility made available to us by Wells Fargo and the lenders that are parties thereto ("Revolving Facility," and, together with the Term Loan, the "Credit Facility"), approximate their carrying values due to the variable interest rates. We consider the fair value of the Term Loan and the Revolving Facility to be Level 2 measurements as these debt instruments are not actively traded. We carry the Term Loan at face value less the unamortized discount. Refer to Note 8, Long-Term Debt, of our Condensed Consolidated Financial Statements for more information about our Term Loan and Revolving Facility.
There were no changes to our valuation techniques used to measure financial asset and financial liability fair values on a recurring basis during the six months ended June 30, 2020. The valuation techniques for the financial assets in the tables above are as follows:

Cash Equivalents
As of June 30, 2020 and December 31, 2019, cash equivalents include cash invested in money market funds and treasury securities with a maturity of three months or less. Fair value is based on market prices for identical assets.
Available-for-Sale Investment Securities
Our Level 2 securities were priced by a pricing vendor. The pricing vendor utilizes the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, other observable inputs like market transactions involving comparable securities are used.
Non-Recurring Fair Value Measurements
Certain assets, including goodwill, intangible assets and our note receivable with SecureDocs, Inc., are also subject to measurement at fair value on a non-recurring basis using Level 3 measurement, but only when they are deemed to be impaired. For the six months ended June 30, 2020 and 2019, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.
5. Internal-Use Software Development Costs
        Internal-use software development costs as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30, 2020	December 31, 2019
Internal use software development costs, gross	$95,338	$81,475
Less: Accumulated amortization	(60,120)	(51,452)
Internal use software development costs, net	$35,218	$30,023
        Capitalized software development costs were $7.1 million and $5.7 million for the three months ended June 30, 2020 and 2019, respectively, and $13.8 million and $10.6 million for the six months ended June 30, 2020 and 2019, respectively. Amortization expense with respect to software development costs totaled $4.5 million and $3.4 million for the three months ended June 30, 2020 and 2019, respectively, and $8.7 million and $6.4 million for the six months ended June 30, 2020 and 2019, respectively.
Future amortization expense with respect to capitalized software development costs as of June 30, 2020 is estimated as follows (in thousands):

Years Ending December 31,
2020	$9,161
2021	15,359
2022	9,313
2023	1,385
Total amortization expense	$35,218

6. Intangible Assets
Intangible assets consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands, except years):

	June 30, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$3,070	$(1,552)	$1,518	5.0
Database	8,330	(1,370)	6,960	10.0
Technology	10,541	(6,859)	3,682	5.0
Trademarks and trade names	2,690	(1,154)	1,536	6.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	7,400	(2,225)	5,175	5.0
Domain names	301	(278)	23	5.0
Patents	252	(235)	17	5.0
	$33,264	$(14,353)	$18,911	6.3

	December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$3,070	$(1,296)	$1,774	5.0
Database	8,330	(954)	7,376	10.0
Technology	10,541	(6,074)	4,467	5.0
Trademarks and trade names	2,690	(898)	1,792	6.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	7,400	(1,484)	5,916	5.0
Domain names	301	(276)	25	5.0
Patents	252	(225)	27	5.0
Backlog	470	(470)	—	1.0
	$33,734	$(12,357)	$21,377	6.2
Amortization expense with respect to intangible assets totaled $1.2 million and $1.3 million for the three months ended June 30, 2020 and 2019, respectively, and $2.5 million and $2.7 million for the six months ended June 30, 2020 and 2019, respectively. Future amortization expense with respect to intangible assets is estimated as follows (in thousands):

Years Ending December 31,
2020	$2,413
2021	4,727
2022	4,665
2023	3,060
2024	1,197
Thereafter	2,849
Total amortization expense	$18,911
7. Leases
        We have operating leases for our corporate offices and data centers. Our leases have remaining lease terms ranging from one to 12 years, some of which include options to extend the leases by up to ten years. These options to extend have not been recognized as part of our operating lease right-of-use assets and lease liabilities as it is not reasonably certain that we will exercise these options. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. We have lease agreements with lease and non-lease components, which we have elected to combine for all asset classes. The total lease cost associated with our operating leases was $1.4 million and $1.2 million for the three months ended June 30, 2020 and 2019, respectively, and $2.8 million and $2.4 million for the six months ended June 30, 2020 and 2019, respectively.
        Lease-related assets and liabilities were as follows as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Assets
Prepaid expenses and other current assets	$2,860	$3,908
Operating lease right-of-use assets	25,732	27,803

Liabilities
Other current liabilities	$2,653	$2,826
Operating lease liabilities	33,394	33,312
Total lease liabilities	$36,047	$36,138

        Future minimum lease payments under non-cancellable leases as of June 30, 2020 were as follows (in thousands):

Years ending December 31,
2020(1)	$652
2021(1)	2,383
2022	4,085
2023	3,977
2024	3,908
Thereafter	29,590
Total future minimum lease payments	44,595
Less: imputed interest	(11,408)
Total(2)	$33,187
(1) Future minimum lease payments are presented net of tenant improvement allowances of $2.3 million.
(2) Total future minimum lease payments include the current portion of lease liabilities recorded in Prepaid expenses and other current assets of $2.9 million which relates to certain of our leases for which the lease incentives to be received exceed the minimum lease payments to be paid over the next 12 months.
8. Long-Term Debt
        Credit Agreement
On December 24, 2018, we entered into Amendment Number Two to the Credit Agreement (the "Second Amendment") with Wells Fargo, as administrative agent, and the lenders that are parties thereto (as amended, the "Credit Agreement"). Under the terms of the Second Amendment, the lenders issued the Term Loan to us and increased the amount available under our Revolving Facility to $50.0 million. The maturity date of the Term Loan and Revolving Facility is December 24, 2023. In addition, pursuant to the Second Amendment, we are permitted to make certain restricted junior payments, including, without limitation, repurchases of our common stock, and to enter into acquisitions with no value limitation, so long as we maintain specified liquidity requirements and leverage ratios.
The Second Amendment also modified certain financial covenants by, among other things, requiring us to maintain (i) an EBITDA-to-interest-expense ratio of not less than 3.0 to 1.0, and (ii) a funded-indebtedness-to-EBITDA ratio of not more than 3.5 to 1.0 (the "Required Leverage Ratio") (decreasing by 0.25 per year until the Required Leverage Ratio is 2.5 to 1.0); provided, however, that we are not required to maintain the foregoing ratios if our liquidity (defined as the sum of the remaining borrowing capacity under the Credit Agreement and available cash) has equaled or exceeded the greater of $20.0 million and 20% of the sum of the outstanding principal amount of the Term Loan and commitments under the Revolving Facility. If we enter into an acquisition with a purchase price greater than or equal to $20.0 million, then the Required Leverage Ratio will be increased by 0.5 for the 12-month period immediately following the consummation of such acquisition.
The Credit Agreement contains customary affirmative, negative and financial covenants. The affirmative covenants require us to, among other things, disclose financial and other information to the lenders, maintain our business and properties, and maintain adequate insurance. The negative covenants restrict us from, among other things, incurring additional indebtedness, prepaying certain types of indebtedness, encumbering or disposing of our assets, making fundamental changes to our corporate structure, and making certain dividends and distributions. As of June 30, 2020, we were in compliance with the financial covenants under the Credit Agreement.
Under the terms of the Second Amendment, borrowings under the Credit Agreement will bear interest at a fluctuating rate per annum equal to, at our option, (i) the LIBOR or (ii) an alternate base rate, in each case plus the applicable interest rate margin. Borrowings will fluctuate between LIBOR plus 1.5% per annum and LIBOR plus 2.0% per annum (or between the alternate base rate plus 0.5% per annum and the alternate base rate plus 1.0% per annum), based upon our Required Leverage Ratio.
Fees payable on the unused portion of the Revolving Facility will be 0.25% per annum, unless the average usage of the Revolving Facility is equal to or less than $30.0 million for the applicable period, in which case the fees on the unused portion of the Revolving Facility will be 0.375% per annum.
The maximum amount available under our Revolving Facility is $50.0 million. During the six months ended June 30, 2020 we borrowed $49.0 million under our Revolving Facility to provide additional liquidity in light of the uncertainty caused by the COVID-19 pandemic. There were no outstanding borrowings under the Revolving Facility as of December 31, 2019.
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
Debt financing costs are deferred and amortized using the straight-line method, which approximates the effective interest method, for costs related to the Term Loan, and the straight-line method for costs related to the Revolving Facility, over the term of the debt arrangement; such amortization is included in interest expense in our Condensed Consolidated Statements of Operations. Amortization of deferred debt financing costs was not material for the three and six months ended June 30, 2020 or 2019. As of June 30, 2020 and December 31, 2019, the remaining unamortized deferred debt financing costs were $0.3 million and $0.4 million, respectively, of which $0.1 million and $0.2 million, respectively, was offset against debt. As of June 30, 2020 and December 31, 2019, $0.2 million and $0.3 million, respectively, of the remaining unamortized deferred debt financing costs were recorded in prepaid expenses and other current assets and other assets on our Condensed Consolidated Balance Sheets, as they pertained to the Revolving Facility.
The following is a summary of our long-term debt as of June 30, 2020 (in thousands):

	June 30, 2020	December 31, 2019
Principal amounts due under Term Loan	$48,125	$48,750
Unamortized debt financing costs	(146)	(167)
Long-term debt, net of unamortized debt financing costs	$47,979	$48,583
        Scheduled principal payments for the Term Loan as of June 30, 2020 are as follows (in thousands):

Years Ending December 31,
2020	$625
2021	2,500
2022	2,500
2023	42,500
Total principal payments	$48,125

9. Commitments and Contingencies
Legal Liability to Landlord Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc., which was established to provide our customers with the option to purchase legal liability to landlord insurance. If our customers choose to use this insurance service, they are issued an insurance policy underwritten by our third-party service provider. The policy has a limit of $100,000 per incident for each insured residence. We have entered into a reinsurance agreement with our third-party service provider and, as a result, we assume a 100% quota share of the legal liability to landlord insurance provided to our customers through our third-party service provider. We accrue for reported claims, and include an estimate of losses incurred but not reported by our property manager customers, in cost of revenue because we bear the risk related to all such claims. Our liability for reported claims and incurred but not reported claims as of June 30, 2020 and December 31, 2019 was $1.4 million and $1.8 million, respectively, and is included in other current liabilities on our Condensed Consolidated Balance Sheets.
Included in prepaid expenses and other current assets as of June 30, 2020 and December 31, 2019 are $1.6 million and $1.3 million, respectively, of deposits held with a third party related to requirements to maintain collateral for this insurance service.
Legal Proceedings
        In December 2018, we received a Civil Investigative Demand from the Federal Trade Commission ("FTC") requesting certain information relating to our compliance with the Fair Credit Reporting Act (the “FCRA”) in connection with our tenant screening Value+ service (the "FTC Investigation"). On April 30, 2020, the FTC staff informed us of its belief that there is a reasonable basis for asserting claims against us for our alleged failure to comply with certain sections of the FCRA that could result in monetary penalty and/or injunctive relief. We disagree with the stated belief of the FTC and have vigorously defended our position.
Notwithstanding our disagreement with the FTC's position, and primarily in an effort to avoid protracted litigation and potential distraction to our business, we have entered into settlement negotiations with the FTC in an effort to resolve all claims and allegations arising out of or relating to the FTC Investigation. Although the final outcome of the FTC Investigation is subject to ongoing settlement discussions and therefore remains uncertain, we have determined that a loss is probable and that a reasonable estimate of the loss is approximately $4.3 million. Accordingly, we have recognized an accrual of $4.3 million during the three months ended June 30, 2020 within accrued expenses on our Condensed Consolidated Balance Sheet. While this amount represents our best judgment of the probable loss based on information currently available to us, it is subject to significant judgments and estimates and numerous factors beyond our control, including without limitation the FTC's position with respect to the ongoing settlement negotiations. In the event that the FTC Investigation results in a settlement payment by us, or a judgment against us, in an amount significantly in excess of our accrual, the resulting liability could have a material adverse effect upon our financial condition, results of operations and liquidity.
In July 2019, we received a Request for Information from the Civil Rights Division (Housing and Civil Enforcement Section) of the U.S. Department of Justice ("DOJ") requesting certain information relating to our compliance with the Servicemembers Civil Relief Act in connection with our tenant screening Value+ service. We continue to fully cooperate with the DOJ and do not presently have sufficient information to predict the outcome of, or any potential costs or penalties associated with, the DOJ investigation.
        In addition, from time to time, we are involved in various other investigatory inquiries, legal proceedings and other disputes arising from or related to matters incident to the ordinary course of our business activities, including actions with respect to intellectual property, employment, regulatory and contractual issues. Although the results of such investigatory inquiries, legal proceedings and other disputes cannot be predicted with certainty, we believe that we are not currently a party to any matters which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows. However, regardless of the merit of any matters raised or the ultimate outcome, investigatory inquiries, legal proceedings and other disputes may generally have an adverse impact on us as a result of defense and settlement costs, diversion of management resources, and other factors.

Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of applicable agreements, services to be provided by us, or intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make may not be subject to maximum loss clauses and may therefore be indeterminable. We have never paid a material claim, nor have any legal claims been brought against us in connection with these indemnification arrangements. As of June 30, 2020 and December 31, 2019, we had not accrued a liability for these indemnification obligations because we determined that the likelihood of incurring any payment obligation in connection with these indemnification arrangements is not probable or reasonably possible, and the amount or range of amounts of any such liability is not reasonably estimable.
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
During the three months ended March 31, 2020, we repurchased a total of 48,002 shares of our Class A common stock through open market repurchases, and recorded a $4.2 million reduction to stockholders' equity, which includes broker commissions. We did not repurchase any shares of our Class A common stock under the Program during the three months ended June 30, 2020 or the six months ended June 30, 2019.
11. Stock-Based Compensation
Stock Options
A summary of activity in connection with our stock options for the six months ended June 30, 2020, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years
Options outstanding as of December 31, 2019	1,342	$11.84	5.9
Options granted	—	—
Options exercised	(49)	6.69
Options cancelled/forfeited	(55)	23.76
Options outstanding as of June 30, 2020	1,238	$11.51	5.4
During the six months ended June 30, 2020, 77,000 PSOs vested based on the achievement of 95% of the pre-established free cash flow performance target for the year ended December 31, 2019, and 40,000 PSOs vested based on the achievement of 115% of the pre-established gross margin target for the year ended December 31, 2019.
Our stock-based compensation expense for stock options for the three and six months ended June 30, 2020 was not material, and for the three and six months ended June 30, 2019 was $0.1 million and $0.3 million, respectively. As of June 30, 2020, the total estimated remaining stock-based compensation expense for unvested stock options was not material.
The fair value of stock options is estimated on their date of grant using the Black-Scholes option-pricing model. No stock options were granted during the six months ended June 30, 2020 or 2019.

Restricted Stock Units
A summary of activity in connection with our RSUs for the six months ended June 30, 2020, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2019	646	$52.42
Granted	156	107.16
Vested	(227)	30.32
Forfeited	(15)	57.72
Unvested as of June 30, 2020	560	$76.47
During the six months ended June 30, 2020, we granted 142,000 RSUs that are subject to time-based vesting in equal annual installments over four years, and 14,000 PSUs that are subject to vesting based on the achievement of pre-established consolidated net revenue growth targets for the years ending December 31, 2020, 2021 and 2022, assuming continued employment throughout the performance period. The number of PSUs granted, as included in the above table, assumes achievement of the performance metric at 100% of the performance target. The actual number of shares to be issued at the end of the performance period will range from 0% to 100% of the initial target awards. Achievement of the performance metric between 100% and 150% of the performance target will result in a performance-based cash bonus payment between 100% and 165% of the initial target awards.
During the six months ended June 30, 2020, 84,000 PSUs vested and 4,000 PSUs were cancelled based on the achievement of 95% of the pre-established free cash flow performance target for the year ended December 31, 2019.
Included in the unvested RSUs as of June 30, 2020 are 37,000 and 95,000 PSUs granted in 2019 and 2018, respectively. Of these PSUs, 54,000 are subject to vesting based on the achievement of a pre-established consolidated net revenue growth target for the year ending December 31, 2020, 49,000 are subject to vesting based on the achievement of a pre-established consolidated net revenue growth target for the year ending December 31, 2021, and 29,000 are subject to vesting based on the achievement of a pre-established consolidated net revenue growth target for the year ending December 31, 2022. The number of PSUs granted assumes achievement of the performance metric at 100% of the performance target. The actual number of shares to be issued at the end of the performance period will range from 0% to 100% of the initial target awards. Achievement of the performance metric between 100% and 150% of the performance target will result in a performance-based cash bonus payment between 100% and 165% of the initial target awards.
We recognize expense for the PSUs based on the grant date fair value of the PSUs that we determine are probable of vesting. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSUs that are probable of vesting. Our stock-based compensation expense for the RSUs and PSUs for the three months ended June 30, 2020 and 2019 was $3.2 million and $2.0 million, respectively, and $4.4 million and $3.6 million for the six months ended June 30, 2020 and 2019, respectively.
As of June 30, 2020, the total estimated remaining stock-based compensation expense for the RSUs and PSUs was $28.6 million, which is expected to be recognized over a weighted average period of 2.5 years.
Restricted Stock Awards
A summary of activity in connection with our restricted stock awards for the six months ended June 30, 2020 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2019	5	$105.88
Granted	3	160.34
Vested	(3)	111.38
Forfeited	—	—
Unvested as of June 30, 2020	5	$139.72
We have the right to repurchase any unvested restricted stock awards subject to certain conditions. Restricted stock awards vest over a one-year period. We recognized stock-based compensation expense for restricted stock awards of $0.2 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively.
As of June 30, 2020, the total estimated remaining stock-based compensation expense for unvested restricted stock awards with a repurchase right was $0.6 million, which is expected to be recognized over a weighted average period of 0.9 years.
12. Income Taxes
We calculate our benefit from income taxes on a quarterly basis by applying an estimated annual effective tax rate to income from operations and by calculating the tax effect of discrete items recognized during the quarter.
For the three and six months ended June 30, 2020, we recorded income tax benefit of $13.5 million and $13.1 million, respectively. The effective tax rate as compared to the U.S. federal statutory rate of 21% differs primarily due to the significance of the benefits associated with stock-based compensation expense and research and development tax credits in relation to the forecasted pre-tax results for the year.
For the three and six months ended June 30, 2019, we recorded income tax benefit of $21.3 million and $25.6 million, respectively. During the second quarter of 2019, we evaluated all available positive and negative evidence, including our sustained profitability in 2018 and 2019, the impact of recent acquisitions and future projections of profitability. As a result, we determined that all of our deferred tax assets were more likely than not to be realized and reversed the valuation allowance against those deferred tax assets accordingly.
There were no material changes to our unrecognized tax benefits during the six months ended June 30, 2020 and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
13. Revenue and Other Information
        The following table presents our revenue categories for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Core solutions	$26,061	$21,609	$50,963	$42,431
Value+ services	51,592	39,056	95,730	72,754
Other	3,390	2,959	6,845	5,530
Total revenue	$81,043	$63,624	$153,538	$120,715
        During the six months ended June 30, 2020 and 2019, we recognized $3.5 million and $2.5 million of revenue, respectively, which were included in the deferred revenue balances as of December 31, 2019 and 2018, respectively.
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
Overview
        Our mission is to revolutionize vertical industry businesses by providing great software and services. Today we offer industry-specific, cloud-based business software solutions, services and data analytics to the real estate market, which represents approximately 90% of our revenue, and, to a lesser extent, to the legal market. Although specific functionality varies by product, our core solutions address common business operations and interactions of our customers' businesses. In addition to our core solutions, we offer a range of optional, but often business-critical, Value+ services. Our Value+ services are built to enhance, automate and streamline processes and support workflows essential to our customers' businesses. Our mobile-optimized software solutions are designed for use across multiple devices and operating systems. Our software solutions are offered as a service for our customers and hosted using a modern cloud-based architecture. This architecture leads to rich data sets that have a consistent schema across our customer base and enables us to deploy data-powered products and services for our customers.
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
Our legal software solutions enable law firms to administer their practice and manage their caseloads more efficiently by centralizing case details in a single system of record and system of engagement.
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
        We believe our people are at the heart of our success and our customers’ success, and we have worked hard not only to attract and hire quality individuals but also to nurture and develop our valuable human resources. The professionalism and dedication of our workforce to continue effectively developing and supporting our product and service offerings has persisted notwithstanding the current environment, and the morale and focus of our team, even while working remotely, remains high. We take the health and welfare of our people very seriously, and have encouraged safe practices designed to stem the infection and spread of COVID-19 within our workforce and beyond. At the same time, in an effort to ensure business continuity, we have developed both short and long-term succession plans for key individuals and roles throughout the business. With all of that said, if the COVID-19 pandemic requires remote working conditions for a prolonged period of time, it could have an adverse impact on the productivity of our employees, which would harm our business and impede our ability to achieve our strategic plan. Further, we have a limited history of remote work and the long-term impact on, and the resulting types of continuing investments necessary for, our employee base is uncertain.
As of June 30, 2020, we had approximately 1,370 employees, and we continue to consider our relationship with them to be very good. We also hire temporary employees and consultants, and believe we have a similarly strong relationship with them. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We must continue to attract, retain and motivate highly qualified and motivated personnel across our organization to execute our growth plan and achieve our strategic objectives. If we fail to do so, our business and operating results may suffer.

Real Estate Overview
        In 2008, we entered the real estate market with our first product, AppFolio Property Manager ("APM"), a property management solution designed to address the unique operational and business requirements of property management companies. Recognizing that our customers and their stakeholders would benefit from additional business critical services, we launched a series of Value+ services beginning in 2009. Our first Value+ service assisted our customers in the marketing of their rental properties by offering property level website design and hosting services. One year later, we commenced the roll out of our electronic payment services, thereby facilitating the payment of rent via ACH by tenants. In 2011, we launched tenant screening services, further assisting our customers with the leasing process. In 2012, we introduced our legal liability to landlord insurance program, which protects property owners and managers from certain defined losses. We expanded our electronic payment services in 2013 by allowing residents to pay rent by electronic cash payment and credit or debit card. In 2014, we launched a tenant-facing contact center solution to assist our property managers with resolving incoming maintenance requests. In 2015, we expanded the marketing services offered to our property management customers with a premium leads service built on technology acquired with our acquisition of RentLinx, LLC ("RentLinx") and expanded our electronic payment services to facilitate payments made between our customers and property owners and vendors. In 2016, we introduced a tenant debt collection Value+ service to assist our property managers with running a more efficient business. We expanded our insurance services in 2017 to enable tenants to purchase renters insurance from within APM, protecting both our property management customers and their tenants. In 2018, we acquired substantially all of the assets of WegoWise, Inc. ("WegoWise"), a provider of cloud-based utility analytics software solutions, and began offering AppFolio Utility Management as a Value+ service to our property management customers in mid-2019. That same year, we released AppFolio Property Manager PLUS ("APM PLUS"), a new tier of APM designed for larger businesses with more complex needs. APM PLUS builds upon the core functionality of APM and also offers data analytics, configurable workflows, and revenue management and optimization functionality for our customers. In January 2019, we acquired Dynasty, a provider of advanced artificial intelligence ("AI") solutions for the real estate market, and began offering an AI Leasing Assistant, which we refer to as "Lisa", as a Value+ service to our property management customers in mid-2019. In April 2019, we launched AppFolio Investment Management, which enables real estate investment managers to better manage their investor relationships by increasing transparency and streamlining certain business processes.
        Approximately 90% of our annual revenue is derived directly and indirectly from the software solutions, services and data analytics we offer to the real estate market. The significant majority of our customers in the real estate market use our property management solutions. We define our property management customer base as the number of customers subscribing to our property management core solutions. Customer count and property management units under management are presented in the table below:

	Quarter Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2020		2019
Property manager customers	15,011	14,729	14,385	14,034	13,737	13,409
Property manager units under management (in millions)	4.94	4.80	4.64	4.41	4.23	4.08

Legal Overview

        We entered the legal market with the acquisition of MyCase Inc. ("MyCase") in 2012. In 2013, we introduced website design and hosting services, our first Value+ service for our legal market customers, designed to assist smaller law firms and solo practitioners with the marketing of their practices, electronic storage of case information and communications. In 2016, we launched electronic payments services for the legal market, which streamlined the billing and receivables process through MyCase. We expanded our electronic payments services for our law firm customers in 2019 with support for in-office payments and recurring payment plans via credit card.
        Our legal customers directly and indirectly account for approximately 10% of our annual revenue. We define our legal customer base as the number of customers subscribing to MyCase core solutions, exclusive of free trial periods. Legal customer count is summarized in the table below:

	Quarter Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2020		2019
Law firm customers	11,305	11,115	10,971	10,781	10,631	10,485

Trends and Uncertainties Related to the COVID-19 Pandemic
During early calendar year 2020, the novel coronavirus disease, referred to as COVID-19, spread globally, including to every state in the United States, and the World Health Organization has since declared COVID-19 a pandemic. In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, travel restrictions, quarantines, "shelter-in-place" orders, and similar government orders and restrictions, in an attempt to control the spread and impact of the disease. Such restrictions or orders, or the perception that such restrictions or orders could be implemented, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and the cancellation or postponement of events.
Beginning in March 2020, in an effort to protect our employees and comply with applicable government orders, we restricted non-essential employee travel and transitioned our employees to a remote work environment. We currently expect our employees to continue working remotely at least through the end of the fiscal year. The professionalism and dedication of our workforce to continue effectively developing and supporting our product and service offerings has persisted notwithstanding the current environment, and the morale and focus of our team, even while working remotely, remains high. We take the health and welfare of our people very seriously, and have encouraged safe practices designed to stem the infection and spread of COVID-19 within our workforce and beyond. With all of that said, if the COVID-19 pandemic requires remote working conditions for a prolonged period of time, it could have an adverse impact on the productivity of our employees, which would harm our business and impede our ability to achieve our strategic plan. For example, we expect our employees with younger children will need to respond to ongoing school closures and adapt to a distance learning environment for at least the first part of the school year. Further, we have a limited history of remote work and the long-term impact on, and the resulting types of continuing investments necessary for, our employee base is uncertain.
We began fiscal year 2020 with healthy demand for our products and services, many of which are designed to enable our customers to manage their businesses virtually. During the three and six months ended June 30, 2020, we experienced some variability in demand for certain Value+ services after government restrictions were implemented. We expect demand variability for our products and services could continue as a result of the COVID-19 pandemic, although it is presently unclear whether the cumulative impacts will be positive or negative.
We continue to actively communicate with and listen to our customers to best ensure that we are responding to their needs in the current environment with innovative solutions that will not only be beneficial now but also over the long-term as well. However, our ability to interact with customers has been impacted by the current environment. For example, we believe that our inability to meet in-person with current or prospective customers, as well as the cancellation or postponement of Company-sponsored events or third-party events at which our products are featured, may have a negative impact on our business.
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
Our reported results for the three and six months ended June 30, 2020 may not be reflective of current market conditions, or of our results for any future periods, which may be negatively impacted by the COVID-19 pandemic to a greater extent than the reported period. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Quarterly Report. Refer to Item 1A. “Risk Factors” in this Quarterly Report for a complete description of the material risks that we currently face.
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

        We also charge our customers usage-based fees for using certain Value+ services. Certain of the usage-based fees are paid by either our customers or clients of our customers. Usage-based fees are charged on a flat fee per transaction basis with no minimum usage commitments. We recognize revenue for usage-based services in the period the service is rendered. We generally invoice our customers for usage-based services on a monthly basis for services rendered in the preceding month. Other usage-based fees are collected at the time of service. Revenue from usage-based services is impacted by a number of factors, including the number of new and existing customers that adopt and utilize our Value+ services, the size and needs of our customers, and our customer renewal rates.
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
        Costs and Operating Expenses
        Cost of Revenue. Cost of revenue consists of fees paid to third-party service providers associated with delivering certain of our Value+ services (including legal fees and costs associated with the delivery and provision of those services, as well as loss reserves and other costs associated with our legal liability to landlord insurance services), personnel-related costs (including salaries, performance-based compensation, benefits, and stock-based compensation) for our employees focused on customer service and the support of our operations, platform infrastructure costs (such as data center operations and hosting-related costs), payment processing fees and allocated shared and other costs. Cost of revenue excludes depreciation of property and equipment, and amortization of capitalized software development costs and intangible assets. We intend to continue to invest in customer service and support, and the expansion of our technology infrastructure as our business grows.
        Sales and Marketing. Sales and marketing expense consists of personnel-related costs (including salaries, sales commissions, performance-based compensation, benefits, and stock-based compensation) for our employees focused on sales and marketing, costs associated with sales and marketing activities, and allocated shared costs. Marketing activities include advertising, online lead generation, lead nurturing, customer and industry events, and the creation of industry-related content and collateral. Sales commissions and other incremental costs to acquire customers and grow adoption and utilization of our Value+ services by our new and existing customers are deferred and then amortized on a straight-line basis over a period of benefit, which we have determined to be three years. We focus our sales and marketing efforts on generating awareness of our software solutions, creating sales leads, establishing and promoting our brands, and cultivating an educated community of successful and vocal customers. We intend to continue to invest in sales and marketing to increase our customer base and increase the adoption and utilization of Value+ services by our new and existing customers.
        Research and Product Development. Research and product development expense consists of personnel-related costs (including salaries, performance-based compensation, benefits, and stock-based compensation) for our employees focused on research and product development, fees for third-party development resources, and allocated shared costs. Our research and product development efforts are focused on enhancing functionality and the ease of use of our existing software solutions by adding new core functionality, Value+ services and other improvements, as well as developing new products and services for new and existing markets. We capitalize our software development costs which meet the criteria for capitalization. Amortization of capitalized software development costs is included in depreciation and amortization expense. We intend to continue to invest in research and product development as we continue to introduce new core functionality, roll out new Value+ services, develop new products and services, and expand into adjacent markets and new verticals.
        General and Administrative. General and administrative expense consists of personnel-related costs (including salaries, a majority of total performance-based compensation, benefits, and stock-based compensation) for employees in our executive, finance, information technology, human resources, corporate development, legal, and administrative organizations. In addition, general and administrative expense includes fees for third-party professional services (including audit, legal, tax, and consulting services), transaction costs related to business combinations, regulatory fines and penalties, other corporate expenses, and allocated shared costs. We intend to continue to incur incremental general and administrative costs associated with supporting the growth of our business.

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
        Benefit from Income Taxes. Benefit from income taxes consists of federal and state income taxes in the United States.

Results of Operations
        The following table sets forth our results of operations for the periods presented in dollars (in thousands) and as a percentage of revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
Consolidated Statements of Operations Data:
Revenue	$81,043	100.0%	$63,624	100.0%	$153,538	100.0%	$120,715	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization) (1)	27,411	33.8	25,128	39.5	56,372	36.7	49,309	40.8
Sales and marketing (1)	13,717	16.9	13,232	20.8	28,223	18.4	24,451	20.3
Research and product development (1)	12,128	15.0	9,339	14.7	23,340	15.2	17,820	14.8
General and administrative (1)	14,785	18.2	8,214	12.9	23,357	15.2	16,406	13.6
Depreciation and amortization	6,657	8.2	5,415	8.5	13,071	8.5	10,491	8.7
Total costs and operating expenses	74,698	92.2	61,328	96.4	144,363	94.0	118,477	98.2
Income from operations	6,345	7.8	2,296	3.6	9,175	6.0	2,238	1.9
Other income (expense), net	(10)	—	(56)	(0.1)	12	—	(57)	—
Interest expense, net	(562)	(0.7)	(427)	(0.7)	(1,056)	(0.7)	(924)	(0.8)
Income before benefit from income taxes	5,773	7.1	1,813	2.8	8,131	5.3	1,257	1.0
Benefit from income taxes	(13,484)	(16.6)	(21,338)	(33.5)	(13,109)	(8.5)	(25,619)	(21.2)
Net income	$19,257	23.8%	$23,151	36.3%	$21,240	13.8%	$26,876	22.2%

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock-based compensation expense included in costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$520	$415	$646	$739
Sales and marketing	477	302	702	550
Research and product development	580	363	874	671
General and administrative	1,176	607	1,490	1,279
Total stock-based compensation expense	$2,753	$1,687	$3,712	$3,239

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Core solutions	$26,061	$21,609	$4,452	21%	$50,963	$42,431	$8,532	20%
Value+ services	51,592	39,056	12,536	32%	95,730	72,754	22,976	32%
Other	3,390	2,959	431	15%	6,845	5,530	1,315	24%
Total revenue	$81,043	$63,624	$17,419	27%	$153,538	$120,715	$32,823	27%

For the three and six months ended June 30, 2020 and 2019, we derived the significant majority of our revenue directly and indirectly from the software solutions, services and data analytics we offer to our real estate market customers, most notably from our property management solutions. The majority of our revenue is derived from our property management core solutions and Value+ services utilized by property managers, residents, applicants and owners.
The increase in core solutions and Value+ services revenue was mainly attributable to a growing base of property management customers and additional residents, applicants and owners utilizing our Value+ services. During the comparative three and six months ended June 30, 2020, we experienced growth of 17% and 18%, respectively, in the average number of property management units under management resulting from 10% growth in the average number of property management customers during the same periods. In addition, the increase in core solutions revenue was also attributable to growth of 6% and 7%, respectively, in the average number of law firm customers coupled with a core solutions price increase rolled out during the period.
A significant majority of our Value+ services revenue comes directly and indirectly from our customers' use of our electronic payment services, tenant screening services, and insurance services. Our electronic payment services experienced increased demand during the most recent quarter as residents, property managers, owners and customers transacted more business online. It is unclear whether the trend will continue over the long term. During the comparative periods, we also introduced new Value+ services and expanded the functionality of others, which resulted in incremental revenue. The increase in Other revenue was primarily attributable to increases in revenue from our acquisitions of WegoWise and Dynasty, onboarding fees driven by growth in the number of property management customers, and fees associated with our property management customers upgrading to a new website hosting platform.
Cost of Revenue (Exclusive of Depreciation and Amortization)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$27,411	$25,128	$2,283	9%	$56,372	$49,309	$7,063	14%
Percentage of revenue	33.8%	39.5%			36.7%	40.8%

The increase in cost of revenue (exclusive of depreciation and amortization) for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, was primarily attributable to increased costs associated with servicing the incremental $17.4 million in revenue over the same period, partially offset by third party service provider incentives earned of $2.0 million.
For the three months ended June 30, 2020, expenditures to third-party service providers related to the delivery of our Value+ services increased $2.3 million, which was directly associated with the increased adoption and utilization of our Value+ services, as evidenced by the $12.5 million increase in Value+ services revenue. Offsetting this volume increase was $2.0 million of annual maximum incentives earned during the period from third-party service providers related to programs intended to increase adoption and utilization of online payments and favorable trends in loss reserves in our insurance services business. Personnel-related costs, including performance-based compensation, necessary to support growth and key investments in the business, increased $2.0 million. Allocated and other costs increased by $0.1 million primarily driven by an increase in platform infrastructure, payment processing and other costs associated with the delivery and provision of our Value+ services, partially offset by a reduction of workplace-related expenses and the reduction of other non-essential expenditures in response to the impact of the COVID-19 pandemic.
The increase in cost of revenue (exclusive of depreciation and amortization) for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, was primarily attributable to increased costs associated with servicing the incremental $32.8 million in revenue over the same period, partially offset by third-party service provider incentives earned of $2.1 million.
For the six months ended June 30, 2020, expenditures to third-party service providers related to the delivery of our Value+ services increased $5.8 million, which was directly associated with the increased adoption and utilization of our Value+ services, as evidenced by the $23.0 million increase in Value+ services revenue. Partially offsetting this volume increase was $2.1 million of annual maximum incentives earned during the period from third-party service providers related to programs intended to increase adoption and utilization of online payments and favorable trends in loss reserves in our insurance services business. Personnel-related costs, including performance-based compensation, necessary to support growth and key investments in the business, increased $2.6 million. Allocated and other costs increased by $0.8 million primarily driven by an increase in platform infrastructure, payment processing and other costs associated with the delivery and provision of our Value+ services, partially offset by a reduction of workplace-related expenses and the reduction of other non-essential expenditures in response to the impact of the COVID-19 pandemic.
As a percentage of revenue, cost of revenue (exclusive of depreciation and amortization) fluctuates primarily based on the mix and prices of Value+ services utilized during the period, and investments made in advance of expected revenue generation. Excluding the third-party service provider incentives earned during the period, as a percentage of revenue, cost of revenue (exclusive of depreciation and amortization) decreased to 36.4% from 39.5% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, and to 38.1% from 40.8% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This improvement in cost as a percentage of revenue was primarily driven by the mix of Value+ services revenue with varying underlying costs and our ability to increase revenue with a more moderate increase in personnel-related costs.
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Sales and marketing	$13,717	$13,232	$485	4%	$28,223	$24,451	$3,772	15%
Percentage of revenue	16.9%	20.8%			18.4%	20.3%
The increase in sales and marketing expense for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, was primarily due to a $2.0 million increase in personnel-related costs, including performance-based compensation, necessary to support growth and key investments in the business. As a result of the COVID-19 pandemic, advertising and promotion costs decreased by $0.7 million primarily due to the cancellation or postponement of in-person events and the reduction of online marketing spend. In addition, there was a decrease in allocated and other costs of $0.8 million related to a reduction of workplace-related expenses, the elimination of event-related travel from cancelled or postponed events and the reduction of other non-essential expenditures in response to the impact of the COVID-19 pandemic. The investment we make in sales and marketing is key to acquiring new customers, expanding the adoption and utilization of Value+ services, and growing revenue over time. Notwithstanding these decreases, we intend to continue to invest in sales and marketing to increase our customer base and increase the adoption and utilization of Value+ services over time.
The increase in sales and marketing expense for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, was primarily due to a $4.5 million increase in personnel-related costs, including performance-based compensation, necessary to support growth and key investments in the business. As a result of the COVID-19 pandemic, advertising and promotion costs decreased by $0.3 million primarily due to the cancellation or postponement of in-person events and the reduction of online marketing spend. In addition, there was a decrease in allocated and other costs of $0.5 million related to a reduction of workplace-related expenses, the elimination of event-related travel from cancelled or postponed events and the reduction of other non-essential expenditures in response to the impact of the COVID-19 pandemic.
As a percentage of revenue, sales and marketing expense decreased to 16.9% from 20.8% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and 18.4% from 20.3% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This leverage in cost as a percentage of revenue was primarily driven by the reduction of advertising and promotion, event related travel and other non-essential expenditures as a result of the

COVID-19 pandemic. Notwithstanding the leverage in cost as a percentage of revenue, we intend to continue to invest in sales and marketing to increase our customer base and increase the adoption and utilization of Value+ services over time.
Research and Product Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Research and product development	$12,128	$9,339	$2,789	30%	$23,340	$17,820	$5,520	31%
Percentage of revenue	15.0%	14.7%			15.2%	14.8%
The increase in research and product development expense for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, was the result of an increase in personnel-related costs, net of capitalized software development costs, of $3.3 million due to investments in headcount growth within our research and product development organization. This increase was partially offset by a decrease in allocated and other costs of $0.5 million related to a reduction of workplace-related expenses and the reduction of other non-essential expenditures in response to the impact of the COVID-19 pandemic.
The increase in research and product development expense for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, was the result of an increase in personnel-related costs, net of capitalized software development costs, of $5.6 million due to investments in headcount growth within our research and product development organization. This increase was partially offset by a decrease in allocated and other costs of $0.1 million related to a reduction of workplace related expenses and the reduction of other non-essential expenditures in response to the impact of the COVID-19 pandemic.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
General and administrative	$14,785	$8,214	$6,571	80%	$23,357	$16,406	$6,951	42%
Percentage of revenue	18.2%	12.9%			15.2%	13.6%
The increase in general and administrative expense for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to a $4.3 million expense recorded during the current period, which we believe is a reasonable estimate of the probable loss associated with the FTC Investigation based on information currently available to us. For additional information regarding the FTC Investigation and related matters, refer to Note 9, Commitments and Contingencies, of our Condensed Consolidated Financial Statements. In addition, personnel-related costs, including performance-based compensation, necessary to support growth and key investments in the business, increased $2.6 million. This increase was partially offset by a decrease in allocated and other costs of $0.3 million related to a reduction of workplace-related expenses and the reduction of other non-essential expenditures in response to the impact of the COVID-19 pandemic.
The increase in general and administrative expense for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, was primarily due to a $4.3 million expense recorded during the current period related to the probable loss associated with the FTC Investigation. In addition, personnel-related costs, including performance-based compensation, necessary to support growth and key investments in the business, increased $3.3 million. This increase was partially offset by a decrease in allocated and other costs of $0.7 million related to a reduction of workplace-related expenses and the reduction of other non-essential expenditures in response to the impact of the COVID-19 pandemic.
We expect stock-based compensation expense will continue to decrease for certain executives in light of our adoption of the Long-Term Cash Bonus Plan in 2018. No accrual has yet been made under this plan as a result of the high degree of uncertainty regarding potential future payments under the plan.

Depreciation and Amortization

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Depreciation and amortization	$6,657	$5,415	$1,242	23%	$13,071	$10,491	$2,580	25%
Percentage of revenue	8.2%	8.5%			8.5%	8.7%
The increase in depreciation and amortization expense for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, was primarily due to increased amortization expense associated with higher accumulated capitalized software development balances.

Benefit from Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Benefit from income taxes	$(13,484)	$(21,338)	$7,854	(37)%	$(13,109)	$(25,619)	$12,510	(49)%
Percentage of revenue	(16.6)%	(33.5)%			(8.5)%	(21.2)%
        We calculate our provision for income taxes on a quarterly basis by applying an estimated annual effective tax rate to income from operations and by calculating the tax effect of discrete items recognized during the quarter.
For the three and six months ended June 30, 2020, we recorded income tax benefit of $13.5 million and $13.1 million, respectively. The effective tax rate as compared to the U.S. federal statutory rate of 21% differs primarily due to the significance of the benefits associated with stock-based compensation expense and research and development tax credits in relation to the forecasted pre-tax results for the year.
For the three and six months ended June 30, 2019, we recorded an income tax benefit of $21.3 million and $25.6 million, respectively. The tax benefits recorded were primarily due to the release of the valuation allowance during the second quarter of 2019.
Liquidity and Capital Resources
Cash and Cash Equivalents
As of June 30, 2020, our principal sources of liquidity were cash and cash equivalents and investment securities, which had an aggregate balance of $80.2 million. During the six months ended June 30, 2020, we increased cash and cash equivalents by borrowing $49.0 million of the $50.0 million available under our Revolving Facility. Our available cash is subject to our ongoing compliance with the financial covenants set forth in the Credit Agreement. For additional information regarding the Credit Agreement, refer to Note 8, Long-Term Debt, of our Condensed Consolidated Financial Statements.
Working Capital
As of June 30, 2020, we had working capital of $55.4 million, compared to working capital of $14.3 million as of December 31, 2019. The increase in our working capital was primarily due to an increase in cash and cash equivalents as a result of our borrowing under the Revolving Facility, a decrease in other current liabilities due to the payment of contingent consideration related to the Dynasty acquisition, and an increase in accounts receivable primarily driven by increased usage of our Value+ services. The increase in our working capital was partially offset by a decrease in investment securities-current and increases in accrued expenses, accounts payable and accrued employee expenses.
Revolving Facility
As of June 30, 2020, we had a $50.0 million Revolving Facility under the terms of the Credit Agreement with $1.0 million remaining available to borrow. During the six months ended June 30, 2020, we borrowed $49.0 million under our Revolving Facility to provide additional liquidity in light of the uncertainty caused by the COVID-19 pandemic. For additional information regarding the Credit Agreement, refer to Note 8, Long-Term Debt, of our Condensed Consolidated Financial Statements.

Liquidity Requirements
We believe that our existing cash and cash equivalents, investment securities, and cash generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Capital Requirements
        Our future capital requirements will depend on many factors, including continued market acceptance of our software solutions, change in the number of our customers, adoption and utilization of our Value+ services by new and existing customers, the timing and extent of the introduction of new core functionality, products and Value+ services, the timing and extent of our expansion into adjacent or new markets, the timing and extent of our investments across our organization, and the impact of the COVID-19 pandemic on the customers we serve and on our business. In addition, we have in the past entered into, and may in the future enter into, arrangements to acquire or invest in new technologies or markets adjacent to those we serve today or entirely new verticals. Furthermore, our Board of Directors has authorized our management to repurchase up to $100.0 million of shares of our Class A common stock from time to time. To date, we have repurchased $4.2 million of our Class A common stock under the Program. For additional information regarding our share repurchase program, refer to Note 10, Share Repurchase Program, of our Condensed Consolidated Financial Statements.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$27,376	$11,813
Net cash used in investing activities	(18,712)	(60,777)
Net cash provided by (used in) financing activities	28,840	(5,597)
Net increase (decrease) in cash, cash equivalents and restricted cash	$37,504	$(54,561)
Cash Provided by Operating Activities
        Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our core solutions and Value+ services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
For the six months ended June 30, 2020, net cash provided by operating activities was $27.4 million resulting from net income of $21.2 million, adjusted by non-cash charges of $5.7 million and a net increase in our operating assets and liabilities of $0.4 million. The non-cash charges primarily consist of an increase in deferred taxes of $13.1 million, $13.1 million of depreciation and amortization costs, stock-based compensation expense of $3.7 million, and $2.1 million of amortization of operating lease right-of-use assets. The net increase in our operating assets and liabilities was mostly attributable to a $5.1 million increase in accounts receivable primarily driven by growth of our Value+ services, partially offset by a $4.5 million increase in accrued expenses which was primarily due to a $4.3 million accrual recorded during the current period related to our reasonable estimate of the probable loss associated with the FTC Investigation, a $0.7 million increase in accrued employee expenses primarily due to an increase in accrued paid time off and partially offset by a decrease in accrued performance-based cash compensation and a $0.5 million increase in deferred revenue driven by growth in the number of customers invoiced during the period.
For the six months ended June 30, 2019, cash provided by operating activities was $11.8 million resulting from net income of $26.9 million, adjusted by non-cash charges of $9.9 million and a net decrease in our operating assets and liabilities of $5.2 million. The non-cash charges primarily consist of a one-time benefit of $25.6 million related to the release of the valuation allowance for our deferred tax assets, offset by $10.5 million of depreciation and amortization of our property and equipment and capitalized software development costs, $3.2 million of stock-based compensation and $1.9 million of amortization of operating lease right-of-use assets. The net decrease in our operating assets and liabilities was mostly attributable to an increase of $5.2 million in prepaid expenses and other current assets, $2.7 million increase in accounts receivable primarily driven by growth in our Value+ services and a $1.8 million decrease in operating lease liabilities. The decrease in our operating assets and liabilities was partially offset by a $1.3 million decrease in other long-term assets, a $1.4 million increase in accrued expenses and a $0.7 million increase in accrued employee expenses.
Cash Used in Investing Activities

        Cash used in investing activities is generally comprised of purchases, maturities and sales of investment securities, purchases of property and equipment, additions to capitalized software development, and cash paid for business acquisitions.
For the six months ended June 30, 2020, investing activities used $18.7 million in cash primarily due to capital expenditures of $14.3 million to purchase property and equipment for the continued growth and expansion of our business, purchases of investment securities of $13.4 million, and capitalized software development costs of $12.7 million for the continued investment in our software development. These uses of cash were partially offset by sales and maturities of investment securities of $13.9 million and $7.8 million, respectively.
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
Cash Provided by (Used in) Financing Activities
        Cash provided by (used in) financing activities is generally comprised of proceeds from the exercise of stock options, net share settlements for employee tax withholdings associated with the vesting of RSUs, the payment of contingent consideration under acquisition arrangements, activities associated with our Credit Facility, and activities related to the repurchase of our Class A common stock.
For the six months ended June 30, 2020, financing activities provided $28.8 million in cash primarily as a result of proceeds from the Revolving Facility of $50.2 million, partially offset by net share settlements for employee tax withholdings associated with the vesting of RSUs of $9.7 million, payment of contingent consideration related to the Dynasty acquisition of $6.0 million, the repurchase of outstanding shares of Class A common stock in the amount of $4.2 million, and principal payments on debt of $1.8 million.
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
Off-Balance Sheet Arrangements
        As of June 30, 2020, we did not have any off-balance sheet arrangements.
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
COVID-19 has created and may continue to create significant uncertainty in a wide variety of industries and markets, which may reduce demand for our core solutions and/or Value+ services, impact the productivity of our workforce, reduce our access to capital, and harm our business and results of operations. As of the date of our Condensed Consolidated Financial Statements, we are not aware of any specific event or circumstance that would require us to update our estimates or judgments, or to revise the carrying value of our assets or liabilities. However, these estimates may change as new events occur and additional information is obtained, which may result in changes being recognized in our consolidated financial statements in future periods. While we considered the effects of COVID-19 in our estimates and assumptions, due to the current level of uncertainty over the economic and operational impacts of COVID-19 on our business, there may be other judgments and assumptions that were not currently considered. Such judgments and assumptions could result in a meaningful impact to our financial statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on our financial statements.
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
        Short-Term Investments
As of June 30, 2020, we had cash and cash equivalents of $53.3 million consisting of bank deposits, money market funds, and treasury securities, and $26.9 million of investment securities consisting of treasury securities, United States government agency securities and corporate bonds. The primary objective of our investment policy is to invest in securities to support our liquidity and capital needs. We have not purchased investments for trading or speculative purposes and have not used any derivative financial instruments to manage our credit risk or interest rate risk exposure.
        Our investment securities are exposed to market risk due to interest rate fluctuations. While fluctuations in interest rates do not impact our interest income from our investment securities as all of these securities have fixed interest rates, changes in interest rates may impact the fair value of the investment securities. Since our investment securities are held as available for sale, all changes in fair value impact our other comprehensive income unless an investment security is considered impaired in which case changes in fair value are reported in other expense. As of June 30, 2020 a hypothetical 100 basis point change in interest rates would not have resulted in a material change in the fair value of our investment securities. This estimate is based on a sensitivity model which measured an instant change in interest rates by 100 basis points as of June 30, 2020.
        Credit Facility
        We are exposed to interest rate risk as a result of our Credit Facility. Outstanding borrowings under the Credit Facility accrue interest as described in Note 8, Long-Term Debt, of our Condensed Consolidated Financial Statements. Our borrowings under the Credit Facility are subject to interest rate fluctuations, which could have a material impact on our cash flows and results of operations depending on the magnitude of the fluctuations and the outstanding borrowings. In order to determine the potential impact of changes in interest rates on our cash flows and result of operations, we performed a sensitivity analysis. A hypothetical 100 basis point increase in interest rates during the period ended June 30, 2020 would not have had a material impact on our cash flows or results of operations.
        Inflation Risk
        We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in inflation rates.
Foreign Currency Risk
        We have not been exposed to, nor do we anticipate being exposed to, material risks relating to foreign currency fluctuations.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
        From time to time, we are involved in various investigative inquiries, legal proceedings and other disputes arising from or related to matters incident to the ordinary course of our business activities, including actions with respect to intellectual property, employment, regulatory and contractual matters. Although the results of such investigative inquiries, legal proceedings and other disputes cannot be predicted with certainty, we believe that we are not currently a party to any matters which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows. However, regardless of the merit of any matters raised or the ultimate outcome, investigative inquiries, legal proceedings and other disputes may generally have an adverse impact on us as a result of defense and settlement costs, diversion of management resources, and other factors.
For additional information regarding investigatory inquiries and legal proceedings, refer to Note 9, Commitments and Contingencies, of our Condensed Consolidated Financial Statements.
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

Beginning in March 2020, we restricted non-essential employee travel and transitioned our employees to a remote work environment. We currently expect our employees to continue working remotely at least through the end of the fiscal year. Although we have not experienced a material impact from shifting our employees to a remote work environment, there is no guarantee that our employees will be as effective while working remotely due to a number of factors, including the inability of team members to communicate as effectively in a remote environment, the reality that employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family members who become sick), and employees may become sick themselves and unable to work. If the COVID-19 pandemic requires remote working conditions for a prolonged period of time, it could have an adverse impact on the productivity of our employees, which would harm our business and impede our ability to achieve our strategic plan. Further, we have a limited history of remote work and the long-term impact on, and the resulting types of continuing investments necessary for, our employee base is uncertain. In addition, in an effort to manage the financial uncertainty involved with the COVID-19 pandemic, we have delayed the hiring of certain non-essential employees.

The COVID-19 pandemic has resulted in a rapid rise in unemployment and a sudden decrease in global economic activity, and many businesses have experienced, or are anticipating that they may experience, a significant negative impact on their operating results. While we did not experience a significant impact on the demand for our core products and Value+ services during the period ended June 30, 2020, we anticipate greater demand impacts in future periods, although the timing and magnitude of these impacts is difficult to estimate. In addition, our inability to meet in-person with current or prospective customers, or the cancellation or postponement of Company-sponsored events or third-party events at which our products are featured, could have a negative impact on our customer engagement efforts, which could further impact demand in future periods.

Furthermore, the demand for our products and services, as well as our operating results, could be adversely impacted due to number of other factors, including the following:
▪customers delaying decisions to adopt our core products, or expand the use of our Value+ services, as they seek to reduce or delay spending in response to the impacts of COVID-19 on their own businesses;
▪a complete or partial closure of, or other operational issues at, properties owned by our customers resulting from government restrictions or orders;
▪a deterioration in our ability, or the ability of our customers, to operate in affected geographic areas;
▪bankruptcies or other financial difficulties facing our customers, which could cause them to delay making payments to us, or result in them terminating or reducing their use of our core products or Value+ services;
▪the inability of tenants to meet their obligations to our customers, resulting in tenant evictions or the sale of properties;
▪the failure of key business partners to provide services needed for our efficient operations, including with respect to electronic payments and tenant screening;
▪a decrease in the reliability or availability of our core products or Value+ services as a result of errors, defects or service interruptions caused by the remote work environment;
▪an increase in risks related to cyber-attacks or fraud designed to exploit perceived or actual gaps in security as a result of the remote work environment; and
▪a decrease in the availability or utility of our customer service organization caused by the remote work environment.

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

        We were formed in 2006 and in 2008 entered the real estate vertical with our first product, APM, to serve property managers. We expanded our real estate offerings with the launch of APM PLUS in late 2018 and AppFolio Investment Management in April 2019. In 2012, we entered the legal vertical through the acquisition of MyCase, which represents approximately 10% of our total revenue for the six months ended June 30, 2020. As a result, we have a limited operating history and limited experience selling our software solutions in two dynamic vertical markets. These and other factors, including the significant disruption and uncertainty caused by the COVID-19 pandemic, combine to make it difficult for us to accurately forecast our future operating results, which in turn makes it difficult for us to prepare accurate budgets and implement strategic plans. We expect this uncertainty will continue to exist in our business for the foreseeable future, and the future impacts of the COVID-19 pandemic may be significantly worse than we currently expect.

        We have made substantial investments across our organization to develop our software solutions and capitalize on our market opportunity. In order to implement our business strategy, we intend to continue to make substantial investments in, among other things:
▪our research and product development organization to enhance the ease of use and functionality of our software solutions by adding new core functionality, Value+ services and/or other improvements to address the evolving needs of our customers, as well as to develop new products for adjacent markets and new verticals consistent with our strategic plan;
▪our continued efforts to identify acquisition targets that enhance the depth or functionality of our software solutions or Value+ services, or that enable our expansion into adjacent markets or new vertical markets consistent with our strategic plan;

▪our customer service organization to deepen our relationships with our customers, assist our customers in achieving success through the use of our software solutions, and promote customer retention;
▪our sales and marketing organization, including expansion of our direct sales organization and marketing programs, to increase the size of our customer base, increase adoption and utilization of new and existing Value+ services by our new and existing customers, and enter adjacent markets and new verticals consistent with our strategic plan;
▪maintaining and expanding our technology infrastructure and operational support to promote the security and availability of our software solutions, and support our growth;
▪our general and administrative functions, to support our growth and assist us in maintaining compliance with legal, regulatory and other compliance-related obligations; and
▪the expansion of our existing facilities, including leasing and building out additional office space, to support our growth and strategic development.
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

        Our quarterly results, including the levels of our revenue, costs, operating expenses, and operating margins, may fluctuate significantly in the future, and period-to-period comparisons of our results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of our future performance. In addition, our quarterly results may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly results include, but are not limited to:
▪our ability to retain our existing customers, and to expand adoption and utilization of our core solutions and Value+ services by our existing customers;
▪our ability to attract new customers, the type of customers we are able to attract, the size and needs of their businesses, and the cost of acquiring these customers;
▪the mix of our core solutions and Value+ services sold during the period;
▪the timing and impact of security breaches, service outages or other performance issues with our technology infrastructure and software solutions;
▪variations in the timing of sales of our core solutions and Value+ services as a result of trends impacting the verticals in which we sell our software solutions;
▪the timing and market acceptance of new core functionality, Value+ services and other products introduced by us and our competitors;
▪changes in our pricing policies or those of our competitors;
▪the timing of our recognition of revenue;
▪the amount and timing of costs and operating expenses related to the maintenance and expansion of our business, infrastructure and operations;
▪the amount and timing of costs and operating expenses associated with assessing or entering adjacent markets or new verticals;
▪the amount and timing of costs and operating expenses related to the development or acquisition of businesses, services, technologies or intellectual property rights, and potential future charges for impairment of goodwill from these acquisitions;

▪the timing and costs associated with legal proceedings, enforcement actions, regulatory inquiries or similar matters;
▪changes in the competitive dynamics of our industry, including consolidation among competitors, strategic partners or customers;
▪loss of our executive officers or other key employees;
▪industry conditions and trends that are specific to the verticals in which we sell or intend to sell our software solutions; and
▪general economic and market conditions, including the impacts and disruptions caused by the COVID-19 pandemic, which could increase the negative impacts to our business of any of the factors discussed above.

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

        We have limited experience acquiring other businesses. We may not be able to integrate acquired assets, technologies, personnel and operations successfully or achieve the anticipated synergies or other benefits from the acquired business due to a number of risks associated with acquisitions, including:
▪the aggregate cost, whether in the form of cash or equity securities, to acquire the business;
▪difficulties integrating the assets, technologies, personnel or operations of the acquired business in a cost-effective manner;
▪difficulties and additional expenses associated with supporting legacy products and services of the acquired business;
▪difficulties converting the customers of the acquired business to our software solutions and contract terms;
▪diversion of management’s attention from our business to address acquisition and integration challenges, as well as post-acquisition disputes;
▪adverse effects on our existing business relationships with customers and strategic partners as a result of the acquisition;
▪cultural challenges associated with integrating employees from the acquired organization into our company;
▪the loss of key employees;
▪use of resources that are needed in other parts of our business;
▪costs associated with and exposure to new or enhanced legal, regulatory or other compliance-based and/or operational risks implicit in the acquired business;
▪use of substantial portions of our available cash resources to consummate the acquisition or pay acquisition-related expenses; and
▪unanticipated costs or liabilities associated with the acquisition.

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

        We are subject to general business regulations and laws, as well as regulations and laws specifically governing the highly regulated real estate and legal markets, electronic payment, background screening and insurance services markets, the Internet itself, the use of mobile devices to conduct business and communicate, and many other products and services we provide. Existing and future laws and regulations may impede our growth. These regulations and laws may cover privacy, data protection, artificial intelligence and related technologies, pricing, content, intellectual property, mobile, cellular or other telecommunications matters, electronic contracts and other communications, competition, consumer protection, employment, trade and protectionist measures, web services, the provision of online payment and tenant screening services, information reporting requirements, unencumbered Internet access to our products or services, and the design and operation of websites. It is not clear how existing laws governing issues such as property ownership, management, rental and investment, data protection, and personal privacy apply to the Internet, digital content, web services, and artificial intelligence technologies and services. Unfavorable regulations, laws, and administrative or judicial decisions interpreting or applying those laws and regulations could diminish the demand for, or availability of, our products and services, subject us to litigation or governmental investigation and increase our cost of doing business, any of which may adversely affect our operating results.

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

        In our electronic payments services business, we facilitate the processing of both inbound and outbound payments for our customers. These payments are settled through our sponsoring clearing bank, card payment processors, and other third-party electronic payment services providers that we may contract with from time to time. Our electronic payment services subject us to a number of risks, including, but not limited to:
▪liability for customer costs related to disputed or fraudulent transactions if those costs exceed the amount of the customer reserves we have, if any, during the clearing period or after payments have been settled to our customers;
▪electronic processing limits on the amounts that any single electronic payment services provider, or collectively all of our electronic payment services providers, will underwrite;
▪our reliance on sponsoring clearing banks, card payment processors and other electronic payment providers to process electronic transactions;
▪failure by us, our electronic payment services providers or our customers to adhere to applicable laws, regulations and standards that apply to the provision of electronic payment services;
▪continually evolving laws and regulations governing money transmission and anti-money laundering, the application or interpretation of which is not clear in some jurisdictions;
▪incidences of fraud in our electronic payment services ecosystem, security breaches, errors, defects, failures, vulnerabilities or bugs in our electronic payment services business, or our failure to comply with required external audit standards; and
▪our inability to increase our fees as the business evolves in a sufficient amount to maintain our existing margins.
        If any of these risks related to our electronic payment services were to materialize, our business or operating results could be negatively affected. Although we attempt to structure and adapt our electronic payment services to comply with complex and evolving laws, regulations and standards, our underwriting efforts do not guarantee compliance. In the event that we are found to be in violation of our legal, regulatory or contractual requirements, we may be subject to monetary fines or penalties, cease-and-desist orders, mandatory product changes, or other liabilities that could have an adverse effect on our operating results.

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

        As previously disclosed, we received a Civil Investigative Demand from the FTC in December 2018 requesting certain information relating to our compliance with the FCRA in connection with our tenant screening services business (the "FTC Investigation"). On April 30, 2020, the FTC staff informed us of its belief that there is a reasonable basis for asserting claims against us for our alleged failure to comply with certain sections of the FCRA that could result in monetary penalty and injunctive relief. We disagree with the stated belief of the FTC and have vigorously defended our position. Notwithstanding our disagreement with the FTC's position, and primarily in an effort to avoid protracted litigation and potential distraction to our business, we have entered into settlement negotiations with the FTC in an effort to resolve all claims and allegations arising out of or relating to the FTC Investigation. Although the final outcome of the FTC Investigation is subject to ongoing settlement discussions and therefore remains uncertain, we have determined that a loss is probable and that a reasonable estimate of the loss is approximately $4.3 million. Accordingly, we have recognized an accrual of $4.3 million during the three months ended June 30, 2020 within accrued expenses on our Condensed Consolidated Balance Sheet. While this amount represents our best judgment of the probable loss based on information currently available to us, it is subject to significant judgments and estimates and numerous factors beyond our control, including without limitation the FTC's position with respect to the ongoing settlement negotiations. In the event that the FTC Investigation results in a settlement payment by us, or a judgment against us, in an amount significantly in excess of our accrual, the resulting liability could have a material adverse effect upon our financial condition, results of operations and liquidity.

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

        The market for industry-specific, cloud-based business management software for SMBs, both generally, and specifically within the real estate and legal markets, is evolving and, in comparison to the overall market for cloud-based solutions, is relatively small. The continued expansion of this market depends on numerous factors, including:
▪the cost and perceived value associated with cloud-based business management software relative to on-premise software applications and disparate point solutions;
▪the ability of cloud-based solution providers to offer SMBs the functionality they need to operate and grow their businesses;
▪the willingness of SMBs to transition from their existing software systems, or otherwise alter their existing businesses practices, to migrate their businesses to a vertical cloud-based business management software solution; and
▪the ability of cloud-based solution providers to address security, privacy, availability and other concerns.
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

        The software industry in general, and our targeted verticals in particular, are characterized by rapid technological advances, changing industry standards, evolving customer requirements and intense competition. Our ability to attract new customers, increase revenue from our existing customers, and expand into adjacent markets or new verticals depends, in part, on our ability to enhance the functionality of our existing software solutions by introducing new and innovative core functionality and/or Value+ services that keep pace with technological developments and address the evolving business needs of our customers. In addition, our growth over the long term depends, in part, on our ability to introduce new products for adjacent markets and, potentially, additional verticals that we identify through our market validation process. Market acceptance of our current and future software solutions will depend on numerous factors, including:
▪the unique functionality and ease of use of our software solutions and the extent to which our software solutions meet the business needs of our customers;
▪the perceived benefits and security of our cloud-based business management software solutions relative to on-premise software applications or other competitive products;
▪the pricing of our software solutions relative to competitive products;
▪the availability of financial resources to new and existing customers to allow them to acquire or expand the use of our software solutions;
▪perceptions about the security, privacy and availability of our software solutions relative to competitive products;
▪time-to-market of the updates and enhancements to our core functionality, Value+ services and new products; and
▪perceptions about the quality and responsiveness of our customer service organization.

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

        Historically, more than 90% of our revenue has been derived from real estate customers, and we expect that our real estate customers will continue to account for a significant portion of our revenue for the foreseeable future. We could lose real estate customers as a result of numerous factors, including:
▪the expiration and non-renewal of subscriptions or termination of subscription agreements;
▪the introduction of competitive products or technologies;
▪our failure to provide updates and enhancements to our core functionality and/or Value+ services, and to introduce new Value+ services to our customers;
▪changes in pricing policies by us or our competitors;
▪acquisitions or consolidations within the real estate vertical;
▪bankruptcies or other financial difficulties facing our real estate customers, especially in light of the impacts and disruptions caused by the COVID-19 pandemic;
▪new or enhanced legal or regulatory regimes that negatively impact the real estate vertical; and
▪conditions or trends that are specific to the real estate vertical such as the economic factors that impact the rental market.

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

        Our insurance-related wholly owned subsidiaries and third-party service providers maintain licenses with a number of individual state departments of insurance. Collectively, we are subject to state governmental regulation and supervision in connection with the operation of our insurance business, which includes both our legal liability to landlord insurance and renters insurance businesses. This state governmental supervision could limit the growth of our insurance business by increasing the costs of regulatory compliance, limiting or restricting the products or services we provide or the methods by which we provide them, and subjecting us to the possibility of regulatory actions or proceedings. Our continued ability to maintain these insurance licenses in the jurisdictions in which we are licensed depends on our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions. Furthermore, state insurance departments conduct, and we are routinely subject to, periodic examinations, audits and investigations of the affairs of insurance companies and agencies, any of which could result in the expenditure of significant management time or financial resources.

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

        As of June 30, 2020, we had $48.0 million of outstanding indebtedness under a term loan that will mature on December 24, 2023 (the "Term Loan"), pursuant to our Credit Agreement with Wells Fargo, and we may incur additional indebtedness in the future and/or enter into new financing arrangements. In addition, as of June 30, 2020, we had $49.0 million outstanding under our Revolving Facility with Wells Fargo. Our ability to meet expenses, to remain in compliance with the covenants under our debt instruments, and to pay fees, interest and principal on our substantial level of indebtedness depends on, among other things, our operating performance and market conditions, which are likely to be impacted by the significant disruptions caused by the COVID-19 pandemic. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt and meet our other obligations.

        Our level of indebtedness could have important consequences, including the following:
▪We must use a portion of our cash flow from operations to pay fees, interest and principal on the Term Loan and Revolving Facility which reduces funds available to us for other purposes such as working capital, capital expenditures, other general corporate purposes, and potential acquisitions;
▪We may be unable to refinance our indebtedness or to obtain additional financing for working capital, capital expenditures, acquisitions, or general corporate purposes;
▪We are exposed to fluctuations in interest rates because borrowings under our credit facilities bear interest at variable rates;
▪Our leverage may be greater than that of some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in responding to current and changing industry and financial market conditions;

▪We may be more vulnerable to an economic downturn and adverse developments in our business; and
▪We may be unable to comply with financial and other covenants in our debt agreements, which could result in an event of default that, if not cured or waived, may result in acceleration of certain of our debt, have an adverse effect on our business and prospects and force us into bankruptcy or liquidation.

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

        As of December 31, 2019, the date of our most recent audited financial statements, we had federal net operating loss carryforwards of $82.1 million, which will begin to expire in 2031. As of December 31, 2019, we had state net operating loss carryforwards of $65.9 million, which will begin to expire in 2028. As of December 31, 2019, we also had federal and state research and development credit carryforwards of $11.4 million and $10.8 million, respectively. The federal credit carryforwards will begin to expire in 2027, while the majority state credits carryforwards apply indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50% over a rolling three-year period. Similar rules may apply under state tax laws. It is possible that our existing net operating loss and/or credit carryforwards may be subject to limitations arising from previous ownership changes, and future issuances of our stock could cause an ownership change. Furthermore, our ability to utilize net operating loss and/or credit carryforwards of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to legislative changes, such as suspensions on the use of net operating loss carryforwards, or other unforeseen reasons, our existing net operating loss carryforwards could expire or otherwise be unavailable to offset future income tax liabilities. In addition, under the Tax Cuts and Jobs Act, the amount of net operating loss carryforwards from taxable years beginning after December 31, 2017 that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss carryforward deduction itself. However, the Coronavirus Aid, Relief, and Economic Security Act (also known as the "CARES Act') suspended this limitation for taxable years beginning before January 1, 2021. Nonetheless, for aforementioned reasons, we may not be able to realize a tax benefit, or may realize less tax benefit, from the use of our net operating loss carryforwards. Any such limitations on our ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.

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

        The market price of our Class A common stock has been, and is likely to continue to be, highly volatile, and fluctuations in the price of our Class A common stock could cause you to lose all or part of your investment. For example, from June 30, 2019 to June 30, 2020, the share price of our Class A common stock on the NASDAQ Global Market fluctuated between $81.01 and $180.56.

        There are numerous factors that could cause fluctuations in the market price of our Class A common stock, including:
▪volatility in the trading volume of our Class A common stock;
▪price and volume fluctuations in the overall stock market;
▪volatility in the market prices and trading volumes of securities issued by software companies;
▪changes in operating performance and stock market valuations of software companies generally or those in our markets in particular;
▪sales of shares of our Class A common stock by us or our stockholders, or perceptions that such sales may occur;
▪any future announcements to repurchase our Class A common stock, and any actual share repurchases that we may undertake from time to time;
▪failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;
▪the guidance we may provide to the public, any changes in that guidance, and our performance relative to that guidance;

▪announcements by us or our competitors of new products or services;
▪public reaction to our press releases, filings with the SEC and other public announcements;
▪rumors and market speculation involving us or other software companies;
▪actual or anticipated changes in our operating results or fluctuations in our operating results;
▪actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
▪impacts from widespread public health crises, including the COVID-19 global pandemic;
▪legal proceedings, enforcement actions or regulatory inquiries relating to us or our competitors or to the markets in which we operate;
▪developments or disputes concerning our intellectual property or other proprietary rights;
▪announced or completed acquisitions of businesses or technologies by us or our competitors;
▪new laws or regulations or new interpretations of existing laws or regulations applicable to our business or the markets in which we operate;
▪changes in accounting standards, policies, guidelines, interpretations or principles;
▪changes in our management; and
▪general economic conditions and trends, including the impacts and disruptions caused by the COVID-19 pandemic.

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

        Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of December 31, 2019, the holders of the outstanding shares of our Class B common stock, including our executive officers, directors, and principal stockholders, collectively hold approximately 91% of the combined voting power of our outstanding capital stock. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our outstanding capital stock and therefore are able to exercise significant influence and control over the establishment and implementation of our future business plans and strategic objectives, as well as to control all matters submitted to our stockholders for approval. These persons may manage our business in ways with which you disagree and which may be adverse to your interests. This concentrated control may also have the effect of delaying, deterring or preventing a change-in-control transaction, depriving our stockholders of an opportunity to receive a premium for their capital stock or negatively affecting the market price of our Class A common stock.

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

        S&P Dow Jones, a provider of widely followed stock indices, has announced that companies with multiple classes of stock will not be eligible for inclusion in certain of their indices. As a result, our Class A common stock will not be eligible for those stock indices. Additionally, FTSE Russell, another provider of widely followed stock indices, requires new constituents of its indices to have at least five percent of their voting rights in the hands of public stockholders. As of June 30, 2020, the holders of the outstanding shares of our Class B common stock, including our executive officers, directors, and principal stockholders, collectively hold approximately 91% of the combined voting power of our outstanding capital stock. Many investment funds are precluded from investing in companies that are not included in such indices, and these funds would be unable to purchase our Class A common stock. We cannot assure you that other stock indices will not take a similar approach in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.

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

        Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could have the effect of rendering more difficult hostile takeovers, change-in-control transactions or changes in our Board of Directors or management. Among other things, these provisions:
▪authorize the issuance of preferred stock with powers, preferences and rights that may be senior to our common stock, which can be created and issued by our Board of Directors without prior stockholder approval;
▪provide for the adoption of a staggered Board of Directors whereby our Board of Directors is divided into three classes, each of which has a different three-year term;
▪provide that the number of directors will be fixed by our Board of Directors;
▪prohibit our stockholders from filling vacancies on our Board of Directors;
▪provide for the removal of a director only for cause and then only by the affirmative vote of the holders of a majority of the combined voting power of our outstanding capital stock;
▪prohibit stockholders from calling special stockholder meetings;
▪prohibit stockholders from acting by written consent without holding a meeting of stockholders;

▪require the vote of at least two-thirds of the combined voting power of our outstanding capital stock to approve amendments to our certificate of incorporation or bylaws;
▪require advance written notice of stockholder proposals and director nominations;
▪provide for a dual-class common stock structure, as discussed above; and
▪require the approval of the holders of at least a majority of the outstanding shares of our Class B common stock, voting as a separate class, prior to consummating a change-in-control transaction.

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

        As of June 30, 2020, we had an aggregate of 1.2 million options outstanding that, if fully exercised, would result in the issuance of additional shares of Class A common stock or Class B common stock, as applicable. Our Class B common stock converts into Class A common stock on a one-for-one basis. In addition, as of June 30, 2020, we had 0.6 million RSUs, outstanding which, if fully vested and settled in shares, would result in the issuance of additional shares of Class A common stock. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options), or upon the vesting and settlement of RSUs, have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance.

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

AppFolio, Inc.

Date:	August 3, 2020	By:	/s/ Ida Kane
Ida Kane
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Bylaws of AppFolio, Inc. (as updated through May 20, 2020)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in any such filing.