Form 10-Q
period 2020-09-30
APPFOLIO INC
filed 2020-11-09
CIK 1433195

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020.
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

As of November 2, 2020, the number of shares of the registrant’s Class A common stock outstanding was 18,098,284 and the number of shares of the registrant’s Class B common stock outstanding was 16,229,904.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020 (this "Quarterly Report"), includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which statements are subject to considerable risks and uncertainties. Forward-looking statements include all statements that are not statements of historical facts and can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those expressions. Forward-looking statements also include the assumptions underlying or relating to such statements. In particular, forward-looking statements contained in this Quarterly Report relate to, among other things:
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
▪strategic plans and objectives;
▪the impact of acquisitions, investments and divestitures;
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

APPFOLIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par values)

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$144,028	$15,813
Investment securities—current	32,689	22,876
Accounts receivable, net	9,416	7,562
Prepaid expenses and other current assets	15,720	15,540
Total current assets	201,853	61,791
Investment securities—noncurrent	5,135	12,089
Property and equipment, net	26,565	14,744
Operating lease right-of-use assets	24,645	27,803
Capitalized software, net	33,543	30,023
Goodwill	56,147	58,425
Intangible assets, net	17,544	21,377
Deferred taxes	14,826	27,574
Other long-term assets	6,014	6,276
Total assets	$386,272	$260,102
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,591	$1,927
Accrued employee expenses	18,379	17,758
Accrued expenses	13,546	10,833
Deferred revenue	2,457	4,586
Income tax payable	13,571	—
Other current liabilities	4,607	11,139
Term loan, net—current portion	—	1,208
Total current liabilities	56,151	47,451
Operating lease liabilities	32,755	33,312
Term loan, net	—	47,375
Deferred taxes	10,130	—
Other long-term liabilities	2,720	14
Total liabilities	101,756	128,152
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000 shares authorized and no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Class A common stock, $0.0001 par value, 250,000 shares authorized as of September 30, 2020 and December 31, 2019; 18,450 and 16,923 shares issued as of September 30, 2020 and December 31, 2019, respectively; 18,031 and 16,552 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	2	2
Class B common stock, $0.0001 par value, 50,000 shares authorized as of September 30, 2020 and December 31, 2019; 16,282 and 17,594 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	159,296	161,509
Accumulated other comprehensive income	90	33
Treasury stock, at cost, 419 and 371 shares of Class A common stock as of September 30, 2020 and December 31, 2019, respectively	(25,756)	(21,562)
Retained earnings (accumulated deficit)	150,882	(8,034)
Total stockholders’ equity	284,516	131,950
Total liabilities and stockholders’ equity	$386,272	$260,102
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$84,086	$67,935	$237,624	$188,650
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	32,752	25,930	89,124	75,239
Sales and marketing	14,894	12,636	43,117	37,087
Research and product development	13,454	10,602	36,794	28,422
General and administrative	12,946	8,955	36,303	25,361
Depreciation and amortization	6,680	5,678	19,751	16,169
Total costs and operating expenses	80,726	63,801	225,089	182,278
Income from operations	3,360	4,134	12,535	6,372
Other income (expense), net	187,747	(11)	187,759	(68)
Interest expense, net	(853)	(400)	(1,909)	(1,324)
Income before provision for (benefit from) income taxes	190,254	3,723	198,385	4,980
Provision for (benefit from) income taxes	52,578	(1,255)	39,469	(26,874)
Net income	$137,676	$4,978	$158,916	$31,854

Net income per common share:
Basic	$4.01	$0.15	$4.64	$0.94
Diluted	$3.86	$0.14	$4.46	$0.90
Weighted average common shares outstanding:
Basic	34,296	34,047	34,241	33,991
Diluted	35,665	35,421	35,662	35,406
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$137,676	$4,978	$158,916	$31,854
Other comprehensive (loss) income:
Changes in unrealized (losses) gains on investment securities	(41)	20	57	216
Comprehensive income	$137,635	$4,998	$158,973	$32,070
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

						Accumulated		Retained
					Additional	Other		Earnings/
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	(Accumulated
	Class A		Class B		Capital	Income	Stock	Deficit)	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	16,552	$2	17,594	$2	$161,509	$33	$(21,562)	$(8,034)	$131,950
Exercise of stock options	17	—	—	—	97	—	—	—	97
Stock-based compensation	—	—	—	—	1,365	—	—	—	1,365
Vesting of restricted stock units, net of shares withheld for taxes	91	—	—	—	(6,458)	—	—	—	(6,458)
Conversion of Class B stock to Class A stock	58	—	(58)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	132	—	—	132
Repurchase of common stock	(48)	—	—	—	—	—	(4,194)	—	(4,194)
Net income	—	—	—	—	—	—	—	1,983	1,983
Balance as of March 31, 2020	16,670	$2	17,536	$2	$156,513	$165	$(25,756)	$(6,051)	$124,875
Exercise of stock options	32	—	—	—	232	—	—	—	232
Stock-based compensation	—	—	—	—	3,406	—	—	—	3,406
Vesting of restricted stock units, net of shares withheld for taxes	50	—	—	—	(3,232)	—	—	—	(3,232)
Conversion of Class B stock to Class A stock	197	—	(197)	—	—	—	—	—	—
Issuance of restricted stock awards	3	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(34)	—	—	(34)
Net income	—	—	—	—	—	—	—	19,257	19,257
Balance as of June 30, 2020	16,952	$2	17,339	$2	$156,919	$131	$(25,756)	$13,206	$144,504
Exercise of stock options	10	—	—	—	74	—	—	—	74
Stock-based compensation	—	—	—	—	3,572	—	—	—	3,572
Vesting of restricted stock units, net of shares withheld for taxes	12	—	—	—	(1,269)	—	—	—	(1,269)
Conversion of Class B stock to Class A stock	1,057	—	(1,057)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(41)	—	—	(41)
Net income	—	—	—	—	—	—	—	137,676	137,676
Balance as of September 30, 2020	18,031	$2	16,282	$2	159,296	$90	$(25,756)	$150,882	$284,516

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Accumulated
	Class A		Class B		Capital	(Loss) Income	Stock	Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	15,789	$2	18,109	$2	$157,898	$(178)	$(21,562)	$(44,316)	$91,846
Exercise of stock options	14	—	—	—	90	—	—	—	90
Stock-based compensation	—	—	—	—	1,831	—	—	—	1,831
Vesting of restricted stock units, net of shares withheld for taxes	58	—	—	—	(2,572)	—	—	—	(2,572)
Vesting of early exercised shares	—	—	—	—	6	—	—	—	6
Conversion of Class B stock to Class A stock	38	—	(38)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	129	—	—	129
Net income	—	—	—	—	—	—	—	3,725	3,725
Balance as of March 31, 2019	15,899	$2	18,071	$2	$157,253	$(49)	$(21,562)	$(40,591)	$95,055
Exercise of stock options	23	—	—	—	109	—	—	—	109
Stock-based compensation	—	—	—	—	2,080	—	—	—	2,080
Vesting of restricted stock units, net of shares withheld for taxes	42	—	—	—	(2,247)	—	—	—	(2,247)
Conversion of Class B stock to Class A stock	119	—	(119)	—	—	—	—	—	—
Issuance of restricted stock awards	3	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	67	—	—	67
Net income	—	—	—	—	—	—	—	23,151	23,151
Balance as of June 30, 2019	16,086	$2	17,952	$2	$157,195	$18	$(21,562)	$(17,440)	$118,215
Exercise of stock options	9	—	—	—	60	—	—	—	60
Stock-based compensation	—	—	—	—	2,678	—	—	—	2,678
Vesting of restricted stock units, net of shares withheld for taxes	11	—	—	—	(534)	—	—	—	(534)
Conversion of Class B stock to Class A stock	267	—	(267)	—	—	—	—	—	—
Issuance of restricted stock awards	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	20	—	—	20
Net income	—	—	—	—	—	—	—	4,978	4,978
Balance as of September 30, 2019	16,373	$2	17,685	$2	$159,399	$38	$(21,562)	$(12,462)	$125,417

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash from operating activities
Net income	$158,916	$31,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,751	16,169
Amortization of operating lease right-of-use assets	2,973	3,016
Deferred income taxes	22,878	(27,032)
Stock-based compensation	6,808	5,431
Gain on sale of business	(187,636)	—
Other	170	136
Changes in operating assets and liabilities:
Accounts receivable	(2,229)	(2,778)
Prepaid expenses and other current assets	(859)	(4,403)
Other assets	(320)	1,129
Accounts payable	695	270
Accrued employee expenses	1,919	486
Accrued expenses	5,931	(14)
Deferred revenue	815	1,039
Operating lease liabilities	(1,135)	(2,886)
Other liabilities	16,539	996
Net cash provided by operating activities	45,216	23,413
Cash from investing activities
Purchases of available-for-sale investments	(29,879)	(10,690)
Proceeds from sales of available-for-sale investments	13,942	2,750
Proceeds from maturities of available-for-sale investments	13,300	11,000
Purchases of property, equipment and intangible assets	(16,551)	(4,115)
Additions to capitalized software	(19,697)	(15,669)
Cash paid in business acquisition, net of cash acquired	—	(54,004)
Proceeds from sale of business, net of cash divested	191,427	—
Net cash provided by (used in) investing activities	152,542	(70,728)
Cash from financing activities
Proceeds from stock option exercises	402	259
Tax withholding for net share settlement	(10,959)	(5,541)
Payment of contingent consideration	(5,977)	—
Proceeds from issuance of debt	50,752	1,697
Principal payments on debt	(99,565)	(2,634)
Payment of debt issuance costs	—	(420)
Purchase of treasury stock	(4,194)	—
Net cash used in financing activities	(69,541)	(6,639)
Net increase (decrease) in cash, cash equivalents and restricted cash	128,217	(53,954)
Cash, cash equivalents and restricted cash

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Beginning of period	16,247	74,506
End of period	$144,464	$20,552

Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$1,748	$1,613
Additions of capitalized software included in accrued and accrued employee expenses	756	601
Stock-based compensation capitalized for software development	1,535	1,321
Purchase consideration for acquisitions included in other current liabilities	—	5,977

    The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within our Condensed Consolidated Balance Sheets to the total of the same such amounts shown above (in thousands):

	September 30,
	2020	2019
Cash and cash equivalents	$144,028	$20,121
Restricted cash included in other assets	436	431
Total cash, cash equivalents and restricted cash	$144,464	$20,552

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
1. Nature of Business
    AppFolio, Inc.'s (the "Company," “we,” "us" or "our") mission is to revolutionize vertical industry businesses by providing great software and services. We offer industry-specific, cloud-based business software solutions, services and data analytics to our customers. Although specific functionality varies by product, our core solutions address common business operations and interactions of our customers' businesses. In addition to our core solutions, we offer a range of optional, but often business-critical, Value+ services. Our Value+ services are built to enhance, automate and streamline processes and support workflows essential to our customers' businesses.
    Our real estate software solutions represent approximately 90% of our revenue as of September 30, 2020. The significant majority of our customers in the real estate vertical use our property management solutions, which provide our property management customers, including third-party property managers and owner-operators who manage single- and multi-family residences, community associations, commercial properties, and student housing, as well as mixed real estate portfolios, with a system of record to automate essential business processes, a system of engagement to enhance business interactions between our customers and their clients and other stakeholders, and a system of intelligence designed to leverage data to predict and optimize business workflows in order to enable superior customer experiences and increase efficiency across our customers' businesses. We also provide software solutions to real estate investment managers.
During the periods covered by this Quarterly Report, we also provided software solutions and services to the legal vertical that enabled law firms to administer their practice and manage their caseloads more efficiently by centralizing case details in a single system of record and system of engagement.
As previously disclosed, on September 30, 2020, the Company completed its divestiture of 100% of the issued and outstanding equity interests of MyCase, Inc. ("MyCase"), a former wholly owned subsidiary of the Company that provided such legal practice and case management software solutions to our legal customers. The Company sold MyCase to Mockingbird AcquisitionCo Inc., a Delaware corporation (“Buyer”) affiliated with funds advised by Apax Partners LLP, for $193.0 million pursuant to a Stock Purchase Agreement, dated September 7, 2020 (the “Purchase Agreement”), by and among Buyer, the Company and MyCase (the “MyCase Transaction”). In connection with the closing of the MyCase Transaction, and in accordance with the terms of the Purchase Agreement, the Company and MyCase entered into certain ancillary agreements, including relating to certain post-closing transition services to be provided by the Company to MyCase at fair market value, as well as an intellectual property licensing agreement for certain software and patents for which no ongoing licensing fees will be received. We recognized a pre-tax gain on the sale of $187.6 million on the MyCase Transaction.
2. Summary of Significant Accounting Policies
Basis of Presentation and Significant Accounting Policies
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report, which was filed with the SEC on March 2, 2020. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim Condensed Consolidated Financial Statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of our Condensed Consolidated Financial Statements. The operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results expected for the full year ending December 31, 2020.
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

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue, expenses, other income, and provision for income taxes during the reporting period. Assets and liabilities which are subject to judgment and use of estimates include the fair value of assets and liabilities assumed in business combinations, fair value of financial instruments, capitalized software costs, period of benefit associated with deferred costs, incremental borrowing rate used to measure operating lease liabilities, the recoverability of goodwill and long-lived assets, income taxes, useful lives associated with property and equipment and intangible assets, contingencies, and valuation and assumptions underlying stock-based compensation and other equity instruments.
During early calendar year 2020, the novel coronavirus disease ("COVID-19") spread globally, including to every state in the United States. The global pandemic has created and may continue to create significant uncertainty in a wide variety of industries and markets and has prompted many federal, state, local, and foreign governments to adopt various orders and restrictions in an attempt to control the spread and mitigate the impact of the disease, which may reduce demand for our core solutions and/or Value+ services, impact the productivity of our workforce, reduce our access to capital, and harm our business and results of operations. These potential impacts are only amplified by the length of time they remain in place, as the cumulative effect upon our customers and their businesses may only exacerbate potential harm to our business and results of operations.
In light of the unknown duration and severity of COVID-19, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply our significant accounting policies. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of September 30, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for credit losses, the carrying value of goodwill and other long-lived assets, performance-based compensation and income taxes.
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
Net Income per Common Share
Net income per common share was the same for shares of our Class A and Class B common stock because they are entitled to the same liquidation and dividend rights and are therefore combined in the table below. The following table presents a reconciliation of the weighted average number of shares of our Class A and Class B common stock used to compute net income per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average common shares outstanding	34,301	34,050	34,246	33,995
Less: Weighted average unvested restricted shares subject to repurchase	5	3	5	4
Weighted average common shares outstanding; basic	34,296	34,047	34,241	33,991
Plus: Weighted average options, restricted stock units and restricted shares used to compute diluted net income per common share	1,369	1,374	1,421	1,415
Weighted average common shares outstanding; diluted	35,665	35,421	35,662	35,406
For the three and nine months ended September 30, 2020 and 2019, an aggregate of 130,000 and 361,000 shares, respectively, underlying performance-based stock options ("PSOs") and performance-based restricted stock units ("PSUs") were not included in the computations of diluted and anti-dilutive shares as they are considered contingently issuable upon the satisfaction of pre-defined performance measures and their respective performance measures have not been met.
Restricted stock units ("RSUs") with an anti-dilutive effect were excluded from the calculation of weighted average number of shares used to compute diluted net income per common share and they were not material for the three and nine months ended September 30, 2020 and 2019.

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
Recent Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). This amendment was issued to simplify the accounting for income taxes by removing certain exceptions for recognizing deferred taxes, performing intraperiod allocation, and calculating income taxes in interim periods. Further, ASU 2019-12 adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax basis goodwill and allocating taxes to members of a consolidated group. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. This guidance is effective for interim and annual periods beginning after December 15, 2020 with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our financial condition, results of operations, cash flows or disclosures.
3. Divestitures and Business Combinations
Divestiture of MyCase
On September 30, 2020, we completed the MyCase Transaction for $193.0 million, consisting of $192.2 million of cash proceeds, plus a $2.2 million employee retention bonus pool funded by the Company, less cash divested of $0.8 million and a preliminary working capital adjustment of $0.6 million. The retention bonus pool is refundable to the Company to the extent that MyCase employees are terminated prior to the retention period, which is one year from the closing date of the MyCase Transaction. A portion of the cash proceeds was used to pay all outstanding borrowings under the Credit Facility. Refer to Note 8, Long-Term Debt, of our Condensed Consolidated Financial Statements for more information about the termination of the Credit Facility.
We recognized a pre-tax gain on the sale of $187.6 million on the MyCase Transaction, consisting of cash proceeds of $192.2 million, less net assets divested of $4.6 million. Net assets divested is primarily comprised of capitalized software of $3.9 million, deferred revenue of $2.8 million and goodwill allocated to MyCase of $2.3 million. The gain on the sale is included within Other income (expense), net in our Condensed Consolidated Statements of Operations. Income received in relation to the transition services to be provided by the Company to MyCase will be included within Other income (expense), net in our Condensed Consolidated Statements of Operations. Refer to Note 1, Nature of Business, of our Condensed Consolidated Financial Statements for more information about the MyCase Transaction.
Acquisition of Dynasty
On January 7, 2019, we acquired 100% of the voting equity interest of Dynasty Marketplace, Inc. ("Dynasty") for $60.2 million, of which $6.0 million (the "Holdback Amount") was retained by the Company to satisfy any necessary adjustments, including without limitation certain indemnification claims. The balance of the Holdback Amount, less any amount retained with respect to any unresolved indemnification claims, was released to the stockholders of Dynasty on January 10, 2020 in accordance with the terms of the purchase agreement. Dynasty is a provider of advanced artificial intelligence solutions for the real estate vertical, which automate leasing communications, replace manual tasks and help customers grow their portfolios.

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

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Revenue	$67,935	$188,685
Net income	4,978	27,911

4. Investment Securities and Fair Value Measurements
Investment Securities
Investment securities classified as available-for-sale consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Agency securities	$3,104	$34	$—	$3,138
Treasury securities	34,618	68	—	34,686
Total available-for-sale investment securities	$37,722	$102	$—	$37,824

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$9,597	$18	$(1)	$9,614
Agency securities	11,101	17	—	11,118
Treasury securities	14,222	12	(1)	14,233
Total available-for-sale investment securities	$34,920	$47	$(2)	$34,965
For available-for-sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through income. For securities in an unrealized loss position that do not meet these criteria, we evaluate whether the decline in fair value has resulted from credit loss or other factors. If this assessment indicates a credit loss exists, the credit-related portion of the loss is recorded as an allowance for losses on the security. No allowance for credit losses for available-for-sale investment securities was recorded as of September 30, 2020.
As of September 30, 2020 and December 31, 2019, the contractual maturities of our investments did not exceed 36 months. The fair values of available-for-sale investment securities, by remaining contractual maturity, are as follows (in thousands):

	September 30, 2020		December 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$32,658	$32,689	$22,846	$22,876
Due after one year through three years	5,064	5,135	12,074	12,089
Total available-for-sale investment securities	$37,722	$37,824	$34,920	$34,965
During the nine months ended September 30, 2020 and 2019, we had sales and maturities (which include calls) of investment securities, as follows (in thousands):

	Nine Months Ended September 30, 2020
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$5	$—	$4,006	$5,600
Agency securities	25	—	7,878	1,900
Treasury securities	4	—	2,058	5,800
Total	$34	$—	$13,942	$13,300

	Nine Months Ended September 30, 2019
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$—	$(1)	$2,750	$8,350
Agency securities	—	—	—	2,650
Total	$—	$(1)	$2,750	$11,000
Interest income, net of the amortization and accretion of the premium and discount, was $0.1 million for each of the three months ended September 30, 2020 and 2019, and $0.3 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively.
Fair Value Measurements
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables summarize our financial assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 by level within the fair value hierarchy (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$4,781	$—	$—	$4,781
Treasury securities	600	—	—	600
Available-for-sale investment securities:
Corporate bonds	—	—	—	—
Agency securities	—	3,138	—	3,138
Treasury securities	34,686	—	—	34,686
Total	$40,067	$3,138	$—	$43,205

	December 31, 2019
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$337	$—	$—	$337
Available-for-sale investment securities:
Corporate bonds	—	9,614	—	9,614
Agency securities	—	11,118	—	11,118
Treasury securities	14,233	—	—	14,233
Total	$14,570	$20,732	$—	$35,302
The carrying amounts of cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.
The estimated fair value of the $50.0 million term loan issued by Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent, and the lenders that are parties thereto ("Term Loan") and the $50.0 million revolving credit facility made available to us by Wells Fargo and the lenders that are parties thereto ("Revolving Facility," and, together with the Term Loan, the "Credit Facility"), approximated their carrying values due to the variable interest rates. We considered the fair value of the Term Loan and the Revolving Facility to be Level 2 measurements as these debt instruments were not actively traded. We carried the Term Loan at face value less the unamortized discount. Refer to Note 8, Long-Term Debt, of our Condensed Consolidated Financial Statements for more information about our since-terminated Term Loan and Revolving Facility.

There were no changes to our valuation techniques used to measure financial asset and financial liability fair values on a recurring basis during the nine months ended September 30, 2020. The valuation techniques for the financial assets in the tables above are as follows:
Cash Equivalents
As of September 30, 2020 and December 31, 2019, cash equivalents include cash invested in money market funds and treasury securities with a maturity of three months or less. Fair value is based on market prices for identical assets.
Available-for-Sale Investment Securities
Our Level 2 securities were priced by a pricing vendor. The pricing vendor utilizes the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, other observable inputs like market transactions involving comparable securities are used.
Non-Recurring Fair Value Measurements
Certain assets, including goodwill, intangible assets and our note receivable with SecureDocs, Inc., are also subject to measurement at fair value on a non-recurring basis using Level 3 measurement, but only when they are deemed to be impaired. For the nine months ended September 30, 2020 and 2019, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.
5. Internal-Use Software Development Costs
Internal-use software development costs as of September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30, 2020	December 31, 2019
Internal use software development costs, gross	$90,451	$81,475
Less: Accumulated amortization	(56,908)	(51,452)
Internal use software development costs, net	$33,543	$30,023
Capitalized software development costs were $6.9 million and $6.5 million for the three months ended September 30, 2020 and 2019, respectively, and $20.8 million and $17.1 million for the nine months ended September 30, 2020 and 2019, respectively. Amortization expense with respect to capitalized software development costs totaled $4.7 million and $3.6 million for the three months ended September 30, 2020 and 2019, respectively, and $13.3 million and $10.0 million for the nine months ended September 30, 2020 and 2019, respectively. During the three months ended September 30, 2020, $3.9 million in capitalized software development costs were divested in connection with the MyCase Transaction.
Future amortization expense with respect to capitalized software development costs as of September 30, 2020 is estimated as follows (in thousands):

Years Ending December 31,
2020	$4,424
2021	15,834
2022	10,608
2023	2,677
Total amortization expense	$33,543

6. Intangible Assets and Goodwill
Intangible assets consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands, except years):

	September 30, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$2,840	$(1,436)	$1,404	5.0
Database	8,330	(1,578)	6,752	10.0
Technology	6,539	(3,250)	3,289	4.0
Trademarks and trade names	1,890	(633)	1,257	5.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	7,400	(2,594)	4,806	5.0
Domain names	90	(68)	22	5.0
Patents	252	(238)	14	5.0
	$28,021	$(10,477)	$17,544	6.3

	December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$3,070	$(1,296)	$1,774	5.0
Database	8,330	(954)	7,376	10.0
Technology	10,541	(6,074)	4,467	5.0
Trademarks and trade names	2,690	(898)	1,792	6.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	7,400	(1,484)	5,916	5.0
Domain names	301	(276)	25	5.0
Patents	252	(225)	27	5.0
Backlog	470	(470)	—	1.0
	$33,734	$(12,357)	$21,377	6.2
Amortization expense with respect to intangible assets totaled $1.2 million and $1.3 million for the three months ended September 30, 2020 and 2019, respectively, and $3.7 million and $4.0 million for the nine months ended September 30, 2020 and 2019, respectively. Future amortization expense with respect to intangible assets is estimated as follows (in thousands):

Years Ending December 31,
2020	$1,186
2021	4,647
2022	4,605
2023	3,060
2024	1,197
Thereafter	2,849
Total amortization expense	$17,544

Our goodwill balance is solely attributed to acquisitions. As a result of the disposal of goodwill associated with the MyCase Transaction, we performed a goodwill impairment assessment as of September 30, 2020 on our remaining goodwill balance. There have been no impairment charges recorded against goodwill. The change in the carrying amount of goodwill during the nine months ended September 30, 2020 is as follows (in thousands):

Goodwill at December 31, 2019	$58,425
Goodwill attributed to MyCase divestiture	(2,278)
Goodwill at September 30, 2020	$56,147
7. Leases
Operating leases for our corporate offices have remaining lease terms ranging from one to 12 years, some of which include options to extend the leases by up to ten years. These options to extend have not been recognized as part of our operating lease right-of-use assets and lease liabilities as it is not reasonably certain that we will exercise these options. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. We have lease agreements with lease and non-lease components, which we have elected to combine for all asset classes. The total lease cost associated with our operating leases was $1.3 million for each of the three months ended September 30, 2020 and 2019, and $4.1 million and $3.7 million for the nine months ended September 30, 2020 and 2019, respectively.
Lease-related assets and liabilities were as follows as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Assets
Prepaid expenses and other current assets	$2,901	$3,908
Operating lease right-of-use assets	24,645	27,803

Liabilities
Other current liabilities	$2,021	$2,826
Operating lease liabilities	32,755	33,312
Total lease liabilities	$34,776	$36,138

Future minimum lease payments under non-cancellable leases as of September 30, 2020 were as follows (in thousands):

Years ending December 31,
2020(1)	$(1,027)
2021(1)	2,240
2022	4,085
2023	3,977
2024	3,908
Thereafter	29,590
Total future minimum lease payments	42,773
Less: imputed interest	(10,898)
Total(2)	$31,875
(1) Future minimum lease payments are presented net of tenant improvement allowances of $2.3 million.
(2) Total future minimum lease payments include the current portion of lease liabilities recorded in Prepaid expenses and other current assets of $2.9 million on our Condensed Consolidated Balance Sheets, which relates to certain of our leases for which the lease incentives to be received exceed the minimum lease payments to be paid over the next 12 months.
8. Long-Term Debt
    Credit Agreement
On December 24, 2018, we entered into Amendment Number Two to the Credit Agreement (the "Second Amendment") with Wells Fargo, as administrative agent, and the lenders that were parties thereto (as amended, the "Credit

Agreement"). Under the terms of the Second Amendment, the lenders issued the Term Loan to us and increased the amount available under the Revolving Facility to $50.0 million. The maturity date of the Term Loan and Revolving Facility was December 24, 2023. In addition, pursuant to the Second Amendment, we were permitted to make certain restricted junior payments, including, without limitation, repurchases of our common stock, and to enter into acquisitions with no value limitation, so long as we maintained specified liquidity requirements and leverage ratios.
The Second Amendment also modified certain financial covenants by, among other things, requiring us to maintain (i) an EBITDA-to-interest-expense ratio of not less than 3.0 to 1.0, and (ii) a funded-indebtedness-to-EBITDA ratio of not more than 3.5 to 1.0 (the "Required Leverage Ratio") (decreasing by 0.25 per year until the Required Leverage Ratio is 2.5 to 1.0); provided, however, that we were not required to maintain the foregoing ratios if our liquidity (defined as the sum of the remaining borrowing capacity under the Credit Agreement and available cash) had equaled or exceeded the greater of $20.0 million and 20% of the sum of the outstanding principal amount of the Term Loan and commitments under the Revolving Facility. If we entered into an acquisition with a purchase price greater than or equal to $20.0 million, then the Required Leverage Ratio would be increased by 0.5 for the 12-month period immediately following the consummation of such acquisition.
The Credit Agreement contained customary affirmative, negative and financial covenants. The affirmative covenants required us to, among other things, disclose financial and other information to the lenders, maintain our business and properties, and maintain adequate insurance. The negative covenants restricted us from, among other things, incurring additional indebtedness, prepaying certain types of indebtedness, encumbering or disposing of our assets, making fundamental changes to our corporate structure, and making certain dividends and distributions.
Under the terms of the Second Amendment, borrowings under the Credit Agreement would bear interest at a fluctuating rate per annum equal to, at our option, (i) LIBOR or (ii) an alternate base rate, in each case plus the applicable interest rate margin. Borrowings would fluctuate between LIBOR plus 1.5% per annum and LIBOR plus 2.0% per annum (or between the alternate base rate plus 0.5% per annum and the alternate base rate plus 1.0% per annum), based upon our Required Leverage Ratio.
Fees payable on the unused portion of the Revolving Facility were 0.25% per annum, unless the average usage of the Revolving Facility was equal to or less than $30.0 million for the applicable period, in which case the fees on the unused portion of the Revolving Facility would have been 0.375% per annum.
In connection with the MyCase Transaction, and as required by the terms of the Credit Agreement, the Credit Agreement was terminated and all obligations outstanding under the Term Loan and Revolving Facility thereunder, including all guarantees and security interests granted with respect to such obligations, were satisfied in full with proceeds from the MyCase Transaction and extinguished. Immediately prior to the repayment of amounts owed under, and termination of, the Credit Agreement, there were approximately $48.1 million in term loans outstanding and $49.1 million in revolving borrowings outstanding. Refer to Note 1, Nature of Business, and Note 3, Divestitures and Business Combinations, of our Condensed Consolidated Financial Statements for more information about the MyCase Transaction.
Debt Financing Costs
As a result of the Second Amendment, we incurred $0.4 million in financing fees that were capitalized and amortized over the remaining life of the related debt, $0.2 million of which was related to the Term Loan and $0.2 million of which was related to the Revolving Facility. Pursuant to GAAP, the Second Amendment is accounted for as a debt modification. As a result, the unamortized deferred debt financing costs related to the Revolving Facility prior to the Second Amendment were added to the $0.2 million of deferred debt financing costs related to the Second Amendment and amortized over the remaining life of the Revolving Facility.
Debt financing costs were deferred and amortized using the straight-line method, which approximated the effective interest method, for costs related to the Term Loan, and the straight-line method for costs related to the Revolving Facility, over the term of the debt arrangement; such amortization is included in interest expense in our Condensed Consolidated Statements of Operations. Amortization of deferred debt financing costs was not material for the three and nine months ended September 30, 2020 or 2019. As of September 30, 2020 the remaining unamortized deferred debt financing costs of $0.4 million were expensed to Interest expense, net in our Condensed Consolidated Statements of Operations, in connection with the termination of the Credit Agreement. At December 31, 2019, the remaining unamortized deferred debt financing costs were $0.4 million, of which $0.2 million was offset against debt. As of December 31, 2019, $0.3 million of the remaining unamortized deferred debt financing costs were recorded in prepaid expenses and other current assets and other long-term assets on our Condensed Consolidated Balance Sheets, as they pertained to the Revolving Facility.

The following is a summary of our long-term debt as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Principal amounts due under Term Loan	$—	$48,750
Unamortized debt financing costs	—	(167)
Long-term debt, net of unamortized debt financing costs	$—	$48,583
9. Commitments and Contingencies
Legal Liability to Landlord Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc., which was established to provide our customers with the option to purchase legal liability to landlord insurance. If our customers choose to use this insurance service, they are issued an insurance policy underwritten by our third-party service provider. The policy has a limit of $100,000 per incident for each insured residence. We have entered into a reinsurance agreement with our third-party service provider and, as a result, we assume a 100% quota share of the legal liability to landlord insurance provided to our customers through our third-party service provider. We accrue for reported claims, and include an estimate of losses incurred but not reported by our property manager customers, in cost of revenue because we bear the risk related to all such claims. Our liability for reported claims and incurred but not reported claims as of September 30, 2020 and December 31, 2019 was $1.4 million and $1.8 million, respectively, and is included in other current liabilities on our Condensed Consolidated Balance Sheets.
Included in prepaid expenses and other current assets as of September 30, 2020 and December 31, 2019 are $1.7 million and $1.3 million, respectively, of deposits held with a third party related to requirements to maintain collateral for this insurance service.
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
Notwithstanding our disagreement with the FTC's position, and primarily in an effort to avoid protracted litigation and potential distraction to our business, we have entered into settlement negotiations with the FTC in an effort to resolve all claims and allegations arising out of or relating to the FTC Investigation. Although the final outcome of the FTC Investigation is subject to ongoing settlement discussions and therefore remains uncertain, we have determined that a loss is probable and that a reasonable estimate of the loss is approximately $4.3 million. Accordingly, we have recognized an accrual of $4.3 million during the nine months ended September 30, 2020 within accrued expenses on our Condensed Consolidated Balance Sheet. While this amount represents our best judgment of the probable loss based on information currently available to us, it is subject to significant judgments and estimates and numerous factors beyond our control, including without limitation the FTC's position with respect to the ongoing settlement negotiations. In the event that the FTC Investigation results in a settlement payment by us, or a judgment against us, in an amount significantly in excess of our accrual, the resulting liability could have a material adverse effect upon our financial condition, results of operations and liquidity.
In July 2019, we received a Request for Information from the Civil Rights Division (Housing and Civil Enforcement Section) of the U.S. Department of Justice ("DOJ") requesting certain information relating to our compliance with the Servicemembers Civil Relief Act (the "SCRA") in connection with our tenant screening Value+ service. On November 6, 2020, the DOJ issued a no action letter, declining to take any action against us and closing its investigation.
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

Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, vendors, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of applicable agreements, services to be provided by us, or intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make may not be subject to maximum loss clauses and may therefore be indeterminable. We have never paid a material claim, nor have any legal claims been brought against us in connection with these indemnification arrangements. As of September 30, 2020 and December 31, 2019, we had not accrued a liability for these indemnification obligations because we determined that the likelihood of incurring any payment obligation in connection with these indemnification arrangements is not probable or reasonably possible, and the amount or range of amounts of any such liability is not reasonably estimable.
10. Share Repurchase Program
On February 20, 2019, our Board of Directors authorized a $100.0 million share repurchase program (the "Share Repurchase Program") relating to our outstanding shares of Class A common stock. Under the Share Repurchase Program, share repurchases may be made from time to time, as directed by a committee consisting of three directors, in open market purchases or privately negotiated transactions at a repurchase price that the members of the committee unanimously believe is below intrinsic value conservatively determined. The Share Repurchase Program does not obligate us to repurchase any specific dollar amount or number of shares, there is no expiration date for the Share Repurchase Program, and it may be modified, suspended or terminated at any time and for any reason.
During the three months ended March 31, 2020, we repurchased a total of 48,002 shares of our Class A common stock through open market repurchases, and recorded a $4.2 million reduction to stockholders' equity, which includes broker commissions. We have not made any repurchases under the Share Repurchase Program subsequent to the three months ended March 31, 2020.
11. Stock-Based Compensation
Stock Options
A summary of activity in connection with our stock options for the nine months ended September 30, 2020, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years
Options outstanding as of December 31, 2019	1,342	$11.84	5.9
Options granted	—	—
Options exercised	(59)	6.87
Options cancelled/forfeited	(55)	23.76
Options outstanding as of September 30, 2020	1,228	$11.53	5.1
During the nine months ended September 30, 2020, 77,000 PSOs vested based on the achievement of 95% of the pre-established free cash flow performance target for the year ended December 31, 2019, and 40,000 PSOs vested based on the achievement of 115% of the pre-established gross margin target for the year ended December 31, 2019.
Our stock-based compensation expense for stock options for the three and nine months ended September 30, 2020 and 2019 was not material. As of September 30, 2020, the total estimated remaining stock-based compensation expense for unvested stock options was not material.
The fair value of stock options is estimated on their date of grant using the Black-Scholes option-pricing model. No stock options were granted during the nine months ended September 30, 2020 or 2019.

Restricted Stock Units
A summary of activity in connection with our RSUs for the nine months ended September 30, 2020, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2019	646	$52.42
Granted	164	109.29
Vested	(247)	34.75
Forfeited	(57)	69.16
Unvested as of September 30, 2020	506	$77.63
During the nine months ended September 30, 2020, we granted 150,000 RSUs that are subject to time-based vesting in equal annual installments over four years, and 14,000 PSUs that are subject to vesting based on the achievement of pre-established consolidated net revenue growth targets for the years ending December 31, 2020, 2021 and 2022, assuming continued employment throughout the performance period. The number of PSUs granted, as included in the above table, assumes achievement of the performance metric at 100% of the performance target. The actual number of shares to be issued at the end of the performance period will range from 0% to 100% of the initial target awards. Achievement of the performance metric between 100% and 150% of the performance target will result in a performance-based cash bonus payment between 100% and 165% of the initial target awards.
During the nine months ended September 30, 2020, 84,000 PSUs vested and 4,000 PSUs were cancelled based on the achievement of 95% of the pre-established free cash flow performance target for the year ended December 31, 2019.
Included in the unvested RSUs as of September 30, 2020 are 34,000 and 82,000 PSUs granted in 2019 and 2018, respectively. Of these PSUs, 48,000 are subject to vesting based on the achievement of a pre-established consolidated net revenue growth target for the year ending December 31, 2020, 43,000 are subject to vesting based on the achievement of a pre-established consolidated net revenue growth target for the year ending December 31, 2021, and 25,000 are subject to vesting based on the achievement of a pre-established consolidated net revenue growth target for the year ending December 31, 2022. The number of PSUs granted assumes achievement of the performance metric at 100% of the performance target. The actual number of shares to be issued at the end of the performance period will range from 0% to 100% of the initial target awards. Achievement of the performance metric between 100% and 150% of the performance target will result in a performance-based cash bonus payment between 100% and 165% of the initial target awards.
We recognize expense for the PSUs based on the grant date fair value of the PSUs that we determine are probable of vesting. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSUs that are probable of vesting. Our stock-based compensation expense for the RSUs and PSUs for the three months ended September 30, 2020 and 2019 was $3.4 million and $2.5 million, respectively, and $7.8 million and $6.1 million for the nine months ended September 30, 2020 and 2019, respectively.
As of September 30, 2020, the total estimated remaining stock-based compensation expense for the RSUs and PSUs was $25.2 million, which is expected to be recognized over a weighted average period of 2.3 years.
Restricted Stock Awards
A summary of activity in connection with our restricted stock awards for the nine months ended September 30, 2020 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2019	5	$105.88
Granted	3	160.34
Vested	(3)	111.38
Forfeited	—	—
Unvested as of September 30, 2020	5	$139.72

We have the right to repurchase any unvested restricted stock awards subject to certain conditions. Restricted stock awards vest over a one-year period. We recognized stock-based compensation expense for restricted stock awards of $0.2 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and $0.5 million and $0.2 million for the nine months ended September 30, 2020 and 2019, respectively.
As of September 30, 2020, the total estimated remaining stock-based compensation expense for unvested restricted stock awards with a repurchase right was $0.4 million, which is expected to be recognized over a weighted average period of 0.7 years.
12. Income Taxes
We calculate our benefit from income taxes on a quarterly basis by applying an estimated annual effective tax rate to income from operations and by calculating the tax effect of discrete items recognized during the quarter.
For the three and nine months ended September 30, 2020, we recorded income tax expense of $52.6 million and $39.5 million, respectively. The tax provision for the three months ended September 30, 2020 ÷includes a discrete tax expense of $47.9 million relating to the MyCase Transaction which includes $48.9 million of current tax expense on the expected gain on the sale of MyCase, less a $1.0 million benefit on the reversal of deferred tax liabilities relating to MyCase. For tax purposes, the Company plans to file an election to treat the transaction as a sale of assets. As such, the tax impact takes into consideration the tax basis of the assets on the date of sale and the availability of net operating losses and research and development tax credits. The effective tax rate as compared to the U.S. federal statutory rate of 21% differs primarily due to the significance of the benefits associated with stock-based compensation expense and research and development tax credits in relation to the forecasted pre-tax results for the year.
For the three and nine months ended September 30, 2019, we recorded income tax benefit of $1.3 million and $26.9 million, respectively. During the second quarter of 2019, we evaluated all available positive and negative evidence, including our sustained profitability in 2018 and 2019, the impact of recent acquisitions and future projections of profitability. As a result, we determined that all of our deferred tax assets were more likely than not to be realized and reversed the valuation allowance against those deferred tax assets accordingly.
There were no material changes to our unrecognized tax benefits during the nine months ended September 30, 2020 and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
13. Revenue and Other Information
The following table presents our revenue categories for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Core solutions	$27,117	$22,503	$78,080	$64,934
Value+ services	53,392	41,645	149,122	114,399
Other	3,577	3,787	10,422	9,317
Total revenue	$84,086	$67,935	$237,624	$188,650
During the nine months ended September 30, 2020 and 2019, we recognized $4.3 million and $3.2 million of revenue, respectively, which were included in the deferred revenue balances as of December 31, 2019 and 2018, respectively.
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
Overview
Our mission is to revolutionize vertical industry businesses by providing great software and services. We offer industry-specific, cloud-based business software solutions, services and data analytics to our customers. Although specific functionality varies by product, our core solutions address common business operations and interactions of our customers' businesses. In addition to our core solutions, we offer a range of optional, but often business-critical, Value+ services. Our Value+ services are built to enhance, automate and streamline processes and support workflows essential to our customers' businesses. Our mobile-optimized software solutions are designed for use across multiple devices and operating systems. Our software solutions are offered as a service for our customers and hosted using a modern cloud-based architecture. This architecture leads to rich data sets that have a consistent schema across our customer base and enables us to deploy data-powered products and services for our customers.
The significant majority of our customers in the real estate vertical use our property management solutions, which provide our property management customers, including third-party property managers and owner-operators who manage single- and multi-family residences, community associations, commercial properties, and student housing, as well as mixed real estate portfolios, with a system of record to automate essential business processes, a system of engagement to enhance business interactions between our customers and their clients and other stakeholders, and a system of intelligence to leverage data to predict and optimize business workflows that enable superior customer experiences and increase efficiency across our customers' businesses. We also provide software solutions to real estate investment managers.
We have focused on growing our revenue by providing cloud-based business software solutions, services and data analytics that are designed and developed with our customers’ industry-specific business needs in mind, increasing the size of our customer base in the markets we serve, increasing the number of units under management, introducing new or expanded Value+ services, retaining customers, and increasing the adoption and utilization of our Value+ services by new and existing customers. We evaluate the success of our business during the periods presented based on factors such as the development and launch of new and innovative core functionality and Value+ services, enhancements to user experience, customer satisfaction, growth in our revenue and customer base, fluctuations in costs and operating expenses as a percentage of revenue, operating loss or income and cash flows from operating activities.
To date, we have experienced rapid revenue growth due to our investments in research and product development, sales and marketing, customer service and support, and infrastructure. We intend to continue to invest in growth areas, organically and via acquisition, based on our market validation findings and customer feedback. Over the long-term, these investments to grow our business are expected to continue to increase our costs and operating expenses on an absolute basis. Many of these investments will occur in advance of our realization of revenue or any other benefit, which will make it difficult to determine if we are allocating our resources effectively and efficiently. We expect our operating margins will improve over the long term, but this trend may be interrupted from time to time as a result of accelerated investment opportunities occurring in advance of realization of revenue.
We have managed, and plan to continue to manage, our business towards the achievement of long-term growth that we believe will positively impact long-term stockholder value, and not towards the realization of short-term financial or business metrics, or short-term stockholder value. We have invested, and intend to continue to invest, in our business to capitalize on our market opportunity by working closely with our customers, prospects, partners and other industry participants to inform our product roadmap. Accordingly, if opportunities arise that might cause us to sacrifice our performance with respect to short-term financial or business metrics, but that we believe are in the best interests of our stockholders in the long term, we will take those opportunities.
We believe our people are at the heart of our success and our customers’ success, and we have worked hard not only to attract, hire and retain quality individuals but also to nurture and develop our valuable human resources. The professionalism and dedication of our workforce to continue effectively developing and supporting our product and service offerings has persisted notwithstanding the current environment, and the morale and focus of our team, even while working remotely, remains high. We take the health and welfare of our people very seriously, and have encouraged safe practices designed to stem the infection and spread of COVID-19 within our workforce and beyond. At the same time, in an effort to ensure business continuity, we have developed both short and long-term succession plans for key individuals and roles throughout the business. With all of that said, if the COVID-19 pandemic requires remote working conditions for a prolonged period of time, it could have an adverse impact on the productivity of our employees, which would harm our business and impede our ability to achieve our strategic plan. Further, we have a limited history of remote work and the long-term impact on, and the resulting types of continuing investments necessary for, our employee base is uncertain.

As of September 30, 2020, we had approximately 1,420 employees, which includes 118 MyCase employees who were terminated in connection with the MyCase Transaction. We continue to consider our relationship with our employees to be very good. We also hire temporary employees and consultants, and believe we have a similarly strong relationship with them. None of our employees is represented by a labor union or covered by a collective bargaining agreement. Our future growth depends, in part, upon our ability to continue to identify, attract and retain the necessary qualified personnel to support our growth plans and the continued service of our executive officers and other key employees. If we fail to do so, our business and operating results may suffer.
Recent Developments
As previously disclosed, on September 30, 2020, the Company completed the divestiture of 100% of the issued and outstanding equity interests of MyCase, the former wholly owned subsidiary of the Company that provided legal practice and case management software solutions to our legal customers, to an affiliate of certain funds advised by Apax Partners LLP for $193.0 million. In connection with the MyCase Transaction, our Credit Agreement was terminated and all obligations outstanding under the Term Loan and Revolving Facility, including all guarantees and security interests granted with respect to such obligations, were satisfied in full with proceeds from the sale and extinguished.
Real Estate Overview
In 2008, we entered the real estate vertical with our first product, AppFolio Property Manager ("APM"), a property management solution designed to address the unique operational and business requirements of property management companies. Recognizing that our customers and their stakeholders would benefit from additional business critical services, we launched a series of Value+ services beginning in 2009. Our first Value+ service assisted our customers in the marketing of their rental properties by offering property level website design and hosting services. One year later, we commenced the roll out of our electronic payment services, thereby facilitating the payment of rent via ACH by tenants. In 2011, we launched tenant screening services, further assisting our customers with the leasing process. In 2012, we introduced our legal liability to landlord insurance program, which protects property owners and managers from certain defined losses. We expanded our electronic payment services in 2013 by allowing residents to pay rent by electronic cash payment and credit or debit card. In 2014, we launched a tenant-facing contact center solution to assist our property managers with resolving incoming maintenance requests. In 2015, we expanded the marketing services offered to our property management customers with a premium leads service built on technology acquired with our acquisition of RentLinx, LLC ("RentLinx") and expanded our electronic payment services to facilitate payments made between our customers and property owners and vendors. In 2016, we introduced a tenant debt collection Value+ service to assist our property managers with running a more efficient business. We expanded our insurance services in 2017 to enable tenants to purchase renters insurance from within APM, protecting both our property management customers and their tenants. In 2018, we acquired substantially all of the assets of WegoWise, Inc. ("WegoWise"), a provider of cloud-based utility analytics software solutions, and began offering AppFolio Utility Management as a Value+ service to our property management customers in mid-2019. That same year, we released AppFolio Property Manager PLUS ("APM PLUS"), a new tier of APM designed for larger businesses with more complex needs. APM PLUS builds upon the core functionality of APM and also offers data analytics, configurable workflows, and revenue management and optimization functionality for our customers. In January 2019, we acquired Dynasty Marketplace, Inc. ("Dynasty"), a provider of advanced artificial intelligence ("AI") solutions for the real estate vertical, and began offering an AI Leasing Assistant, which we refer to as "Lisa", as a Value+ service to our property management customers in mid-2019. In April 2019, we launched AppFolio Investment Management, which enables real estate investment managers to better manage their investor relationships by increasing transparency and streamlining certain business processes.
The significant majority of our customers in the real estate vertical use our property management solutions. We define our property management customer base as the number of customers subscribing to our property management core solutions. Customer count and property management units under management are presented in the table below:

	Quarter Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2020			2019
Property manager customers	15,352	15,011	14,729	14,385	14,034	13,737	13,409
Property manager units under management (in millions)	5.12	4.94	4.80	4.64	4.41	4.23	4.08

Legal Overview

We entered the legal vertical with the acquisition of MyCase in 2012. As stated above, on September 30, 2020, we exited the legal vertical upon the completion of our divestiture of 100% of the issued and outstanding equity interests of MyCase to an affiliate of certain funds advised by Apax Partners LLP, for $193.0 million.
As of September 30, 2020, our legal customers directly and indirectly accounted for approximately 10% of our annual revenue. We do not expect there will be a material impact to our operating income as a result of the MyCase Transaction. We formerly defined our legal customer base as the number of customers subscribed to MyCase core solutions, exclusive of free trial periods. Our historical legal customer count is summarized in the table below for the periods presented therein:

	Quarter Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2020			2019
Law firm customers	11,592	11,305	11,115	10,971	10,781	10,631	10,485

Trends and Uncertainties Related to the COVID-19 Pandemic
During early calendar year 2020, the novel coronavirus disease ("COVID-19") spread globally, including to every state in the United States. The global pandemic has created and may continue to create significant uncertainty in a wide variety of industries and markets and has prompted many federal, state, local, and foreign governments to various orders and restrictions in an attempt to control the spread and mitigate the impact of the disease, which may reduce demand for our core solutions and/or Value+ services, impact the productivity of our workforce, reduce our access to capital, and harm our business and results of operations. Such restrictions or orders, or the perception that such restrictions or orders could be implemented, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and the cancellation or postponement of events. These potential impacts are only amplified by the length of time they remain in place, as the cumulative effect upon our customers and their businesses may only exacerbate potential harm to our business and results of operations.
Beginning in March 2020, in an effort to protect our employees and comply with applicable government orders, we restricted non-essential employee travel and transitioned our employees to a remote work environment. We currently expect our employees to continue working remotely at least through the end of the first quarter of 2021. The professionalism and dedication of our workforce to continue effectively developing and supporting our product and service offerings has persisted notwithstanding the current environment, and the morale and focus of our team, even while working remotely, remains high. We take the health and welfare of our people very seriously, and have encouraged safe practices designed to stem the infection and spread of COVID-19 within our workforce and beyond. With all of that said, if the COVID-19 pandemic requires remote working conditions for a prolonged period of time, it could have an adverse impact on the productivity of our employees, which would harm our business and impede our ability to achieve our strategic plan. For example, certain our employees with younger children have been required to respond to ongoing school closures and adapt to a distance learning environment, and may be required to continue to do so for the foreseeable future. Further, we have a limited history of remote work and the long-term impact on, and the resulting types of continuing investments necessary for, our employee base is uncertain.
We began fiscal year 2020 with healthy demand for our products and services, many of which are designed to enable our customers to manage their businesses virtually. During the three and nine months ended September 30, 2020, we experienced some variability in demand for certain Value+ services after government restrictions were implemented. We expect demand variability for our products and services could continue as a result of the COVID-19 pandemic, although it is presently unclear whether the cumulative impacts will be positive or negative.
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

Our reported results for the three and nine months ended September 30, 2020 may not be reflective of current market conditions, or of our results for any future periods, which may be negatively impacted by the COVID-19 pandemic to a greater extent than the reported period. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Quarterly Report. Refer to Item 1A. “Risk Factors” in this Quarterly Report for a complete description of the material risks that we currently face.
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
Other Income (Expense), Net. Other income (expense), net includes gains and losses associated with the sale of businesses, property and equipment and investment securities.
Interest Expense, Net. Interest expense includes interest paid on outstanding borrowings under our former Credit Agreement. Interest income includes interest earned on investment securities, amortization and accretion of the premium and discounts paid from the purchase of investment securities, and interest earned on notes receivable and on cash deposited in our bank accounts.
Provision for (Benefit from) Income Taxes. Provision for (benefit from) income taxes consists of federal and state income taxes in the United States.

Results of Operations
The following table sets forth our results of operations for the periods presented in dollars (in thousands) and as a percentage of revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
Consolidated Statements of Operations Data:
Revenue	$84,086	100.0%	$67,935	100.0%	$237,624	100.0%	$188,650	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization) (1)	32,752	39.0	25,930	38.2	89,124	37.5	75,239	39.9
Sales and marketing (1)	14,894	17.7	12,636	18.6	43,117	18.1	37,087	19.7
Research and product development (1)	13,454	16.0	10,602	15.6	36,794	15.5	28,422	15.1
General and administrative (1)	12,946	15.4	8,955	13.2	36,303	15.3	25,361	13.4
Depreciation and amortization	6,680	7.9	5,678	8.4	19,751	8.3	16,169	8.6
Total costs and operating expenses	80,726	96.0	63,801	93.9	225,089	94.7	182,278	96.6
Income from operations	3,360	4.0	4,134	6.1	12,535	5.3	6,372	3.4
Other income (expense), net	187,747	223.3	(11)	—	187,759	79.0	(68)	—
Interest expense, net	(853)	(1.0)	(400)	(0.6)	(1,909)	(0.8)	(1,324)	(0.7)
Income before provision for (benefit from) income taxes	190,254	226.3	3,723	5.5	198,385	83.5	4,980	2.6
Provision for (benefit from) income taxes	52,578	62.5	(1,255)	(1.8)	39,469	16.6	(26,874)	(14.2)
Net income	$137,676	163.7%	$4,978	7.3%	$158,916	66.9%	$31,854	16.9%

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock-based compensation expense included in costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$452	$334	$1,098	$1,073
Sales and marketing	367	354	1,069	904
Research and product development	474	353	1,348	1,024
General and administrative	1,803	1,151	3,293	2,430
Total stock-based compensation expense	$3,096	$2,192	$6,808	$5,431

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Core solutions	$27,117	$22,503	$4,614	21%	$78,080	$64,934	$13,146	20%
Value+ services	53,392	41,645	11,747	28%	149,122	114,399	34,723	30%
Other	3,577	3,787	(210)	(6)%	10,422	9,317	1,105	12%
Total revenue	$84,086	$67,935	$16,151	24%	$237,624	$188,650	$48,974	26%

For the three and nine months ended September 30, 2020 and 2019, we derived approximately 90% of our revenue directly and indirectly from the software solutions, services and data analytics we offer to our real estate vertical customers, most notably from our property management solutions. The majority of our revenue is derived from our property management core solutions and Value+ services utilized by property managers, residents, applicants and owners.
The increase in core solutions and Value+ services revenue was mainly attributable to a growing base of property management customers and additional residents, applicants and owners utilizing our Value+ services. During the comparative three and nine months ended September 30, 2020, we experienced growth of 16% and 17%, respectively, in the average number of property management units under management resulting from 9% and 10% growth, respectively, in the average number of property management customers during the same periods. In addition, the increase in core solutions revenue was also attributable to growth of 7% in the average number of law firm customers coupled with a core solutions price increase rolled out during the period.
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
The decrease in Other revenue for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily attributable to a decrease in fees associated with our property management customers upgrading to a new website hosting platform, partially offset by increases in revenue from WegoWise and Dynasty. The increase in Other revenue for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily attributable to increases in revenue from WegoWise and Dynasty.
Cost of Revenue (Exclusive of Depreciation and Amortization)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$32,752	$25,930	$6,822	26%	$89,124	$75,239	$13,885	18%
Percentage of revenue	39.0%	38.2%			37.5%	39.9%

The increase in cost of revenue (exclusive of depreciation and amortization) for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, was primarily attributable to increased costs associated with servicing the incremental $16.2 million in revenue over the same period.

For the three months ended September 30, 2020, expenditures to third-party service providers related to the delivery of our Value+ services increased $4.0 million, which was directly associated with the increased adoption and utilization of our Value+ services, as evidenced by the $11.7 million increase in Value+ services revenue. Personnel-related costs, including performance-based compensation, necessary to support growth and key investments in the business, increased $2.2 million. Allocated and other costs increased by $0.6 million primarily driven by an increase in platform infrastructure, payment processing and other costs associated with the delivery and provision of our Value+ services, partially offset by a reduction of workplace-related expenses and the reduction of other non-essential expenditures in response to the impact of the COVID-19 pandemic.
The increase in cost of revenue (exclusive of depreciation and amortization) for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, was primarily attributable to increased costs associated with servicing the incremental $49.0 million in revenue over the same period, partially offset by third-party service provider incentives earned of $2.1 million.
For the nine months ended September 30, 2020, expenditures to third-party service providers related to the delivery of our Value+ services increased $7.7 million, which was directly associated with the increased adoption and utilization of our Value+ services, as evidenced by the $34.7 million increase in Value+ services revenue. Partially offsetting this volume increase was $2.1 million of annual maximum incentives earned during the period from third-party service providers related to programs intended to increase adoption and utilization of online payments and favorable trends in loss reserves in our insurance services business. Personnel-related costs, including performance-based compensation, necessary to support growth and key investments in the business, increased $4.8 million. Allocated and other costs increased by $1.4 million primarily driven by an increase in platform infrastructure, payment processing and other costs associated with the delivery and provision of our Value+ services, partially offset by a reduction of workplace-related expenses and the reduction of other non-essential expenditures in response to the impact of the COVID-19 pandemic.
As a percentage of revenue, cost of revenue (exclusive of depreciation and amortization) fluctuates primarily based on the mix and prices of Value+ services utilized during the period, and investments made in advance of expected revenue generation. Excluding the third-party service provider incentives earned during the period, as a percentage of revenue, cost of revenue (exclusive of depreciation and amortization) increased to 39.0% from 38.2% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, and decreased to 38.4% from 39.9% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. These fluctuations in cost as a percentage of revenue were primarily driven by the mix of Value+ services revenue with varying underlying costs.
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Sales and marketing	$14,894	$12,636	$2,258	18%	$43,117	$37,087	$6,030	16%
Percentage of revenue	17.7%	18.6%			18.1%	19.7%
The increase in sales and marketing expense for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, was primarily due to a $1.6 million increase in personnel-related costs, including performance-based compensation, necessary to support growth and key investments in the business. Advertising and promotion costs increased by $1.1 million due to increased online advertising and virtual marketing events aimed at increasing revenue and supporting growth in the business. In addition, there was a decrease in allocated and other costs of $0.4 million related to a reduction of workplace-related expenses, the elimination of event-related travel from cancelled or postponed events and the reduction of other non-essential expenditures in response to the impact of the COVID-19 pandemic. The investment we make in sales and marketing is key to acquiring new customers, expanding the adoption and utilization of Value+ services, and growing revenue over time. We intend to continue to invest in sales and marketing to increase our customer base and increase the adoption and utilization of Value+ services over time.
The increase in sales and marketing expense for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, was primarily due to a $6.1 million increase in personnel-related costs, including performance-based compensation, necessary to support growth and key investments in the business. Advertising and promotion costs increased by $0.9 million due to increased online advertising and virtual marketing events aimed at increasing revenue and supporting growth in the business. In addition, there was a decrease in allocated and other costs of $0.9 million related to a reduction of workplace-related expenses, the elimination of event-related travel from cancelled or postponed events and the reduction of other non-essential expenditures in response to the impact of the COVID-19 pandemic.

As a percentage of revenue, sales and marketing expense decreased to 17.7% from 18.6% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and 18.1% from 19.7% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This leverage in cost as a percentage of revenue was primarily driven by the reduction of event related travel and other non-essential expenditures as a result of the COVID-19 pandemic. Notwithstanding the leverage in cost as a percentage of revenue, we intend to continue to invest in sales and marketing to increase our customer base and increase the adoption and utilization of Value+ services over time.
Research and Product Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Research and product development	$13,454	$10,602	$2,852	27%	$36,794	$28,422	$8,372	29%
Percentage of revenue	16.0%	15.6%			15.5%	15.1%
The increase in research and product development expense for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, was the result of an increase in personnel-related costs, net of capitalized software development costs, of $3.7 million due to investments in headcount growth within our research and product development organization. This increase was partially offset by a decrease in allocated and other costs of $0.8 million primarily related to a reduction of workplace-related expenses and the reduction of other non-essential expenditures in response to the impact of the COVID-19 pandemic.
The increase in research and product development expense for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, was the result of an increase in personnel-related costs, net of capitalized software development costs, of $9.3 million due to investments in headcount growth within our research and product development organization. This increase was partially offset by a decrease in allocated and other costs of $0.9 million primarily related to a reduction of workplace related expenses and the reduction of other non-essential expenditures in response to the impact of the COVID-19 pandemic.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
General and administrative	$12,946	$8,955	$3,991	45%	$36,303	$25,361	$10,942	43%
Percentage of revenue	15.4%	13.2%			15.3%	13.4%
The increase in general and administrative expense for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to a $1.8 million increase in personnel-related costs, including performance-based compensation, due to investments in headcount growth within our general and administrative organizations. In addition, there was an increase in professional services fees and other costs of $2.3 million related to the MyCase Transaction.
The increase in general and administrative expense for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, was primarily due to a $5.0 million increase in personnel-related costs, including performance-based compensation, due to investments in headcount growth within our general and administrative organizations. In addition, there was a $4.3 million expense recorded during the current period related to the probable loss associated with the FTC Investigation. There was also an increase in professional services fees and other costs of $2.3 million related to the MyCase Transaction. Allocated and other costs decreased $0.7 million primarily due to a reduction of workplace-related expenses and the reduction of other non-essential expenditures in response to the impact of the COVID-19 pandemic.
We expect stock-based compensation expense will continue to decrease for certain executives in light of our adoption of the Long-Term Cash Bonus Plan in 2018. No accrual has yet been made under this plan as a result of the high degree of uncertainty regarding potential future payments under the plan.

Depreciation and Amortization

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Depreciation and amortization	$6,680	$5,678	$1,002	18%	$19,751	$16,169	$3,582	22%
Percentage of revenue	7.9%	8.4%			8.3%	8.6%
The increase in depreciation and amortization expense for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, was primarily due to increased amortization expense associated with higher accumulated capitalized software development balances.
Other Income (Expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Other income (expense), net	$187,747	$(11)	$187,758	n/a	$187,759	$(68)	$187,827	n/a
Percentage of revenue	223.3%	—%			79.0%	—%
The increase in other income (expense), net for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, was primarily due to the gain of $187.6 million associated with the MyCase Transaction. We expect to recognize additional other income beginning in the fourth quarter of 2020 relating to income from certain post-closing transition services to be provided by the Company to MyCase.
Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$52,578	$(1,255)	$53,833	(4,289)%	$39,469	$(26,874)	$66,343	(247)%
Percentage of revenue	62.5%	(1.8)%			16.6%	(14.2)%
We calculate our provision for income taxes on a quarterly basis by applying an estimated annual effective tax rate to income from operations and by calculating the tax effect of discrete items recognized during the quarter.
For the three and nine months ended September 30, 2020, we recorded income tax expense of $52.6 million and $39.5 million, respectively. The tax provision for the three months ended September 30, 2020 includes a discrete tax expense of $47.9 million relating to the MyCase Transaction which includes $48.9 million of current tax expense less a $1.0 million benefit from the reversal of deferred tax liabilities. The effective tax rate as compared to the U.S. federal statutory rate of 21% differs primarily due to the significance of the benefits associated with stock-based compensation expense and research and development tax credits in relation to the forecasted pre-tax results for the year.
For the three and nine months ended September 30, 2019, we recorded an income tax benefit of $1.3 million and $26.9 million, respectively. The tax benefits recorded were primarily due to the release of the valuation allowance during the second quarter of 2019.
Liquidity and Capital Resources
Cash and Cash Equivalents
As of September 30, 2020, our principal sources of liquidity were cash and cash equivalents and investment securities, which had an aggregate balance of $181.9 million. During the nine months ended September 30, 2020, our cash and cash equivalents increased primarily as a result of the proceeds from the MyCase Transaction.

Working Capital
As of September 30, 2020, we had working capital of $145.7 million, compared to working capital of $14.3 million as of December 31, 2019. The increase in our working capital was primarily due to an increase in cash and cash equivalents as a result of the net proceeds from the MyCase Transaction, an increase in investment securities-current, a decrease in other current liabilities due to the payment of contingent consideration related to the Dynasty acquisition, a decrease in deferred revenue, and an increase in accounts receivable primarily driven by increased usage of our Value+ services. The increase in our working capital was partially offset by an increase in income taxes payable related to the MyCase Transaction, and increases in accrued expenses, accounts payable and accrued employee expenses.
Liquidity Requirements
We believe that our existing cash and cash equivalents, investment securities, and cash generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Capital Requirements
Our future capital requirements will depend on many factors, including continued market acceptance of our software solutions, changes in the number of our customers, adoption and utilization of our Value+ services by new and existing customers, the timing and extent of the introduction of new core functionality, products and Value+ services, the timing and extent of our expansion into adjacent or new markets, the timing and extent of our investments across our organization, and the impact of the COVID-19 pandemic on the customers we serve and on our business. In addition, we have in the past entered into, and may in the future enter into, arrangements to acquire or invest in new technologies or markets adjacent to those we serve today or entirely new verticals. Furthermore, our Board of Directors has authorized our management to repurchase up to $100.0 million of shares of our Class A common stock from time to time. To date, we have repurchased $4.2 million of our Class A common stock under the Share Repurchase Program. For additional information regarding our share repurchase program, refer to Note 10, Share Repurchase Program, of our Condensed Consolidated Financial Statements.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$45,216	$23,413
Net cash provided by (used in) investing activities	152,542	(70,728)
Net cash used in financing activities	(69,541)	(6,639)
Net increase (decrease) in cash, cash equivalents and restricted cash	$128,217	$(53,954)
Cash Provided by Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our core solutions and Value+ services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
For the nine months ended September 30, 2020, net cash provided by operating activities was $45.2 million resulting from net income of $158.9 million, adjusted by the gain on the sale of MyCase of $187.6 million, non-cash charges of $52.6 million and a net increase in our operating assets and liabilities of $21.3 million. The non-cash charges primarily consist of an increase in deferred taxes of $22.9 million, $19.8 million of depreciation and amortization costs, stock-based compensation expense of $6.8 million, and $3.0 million of amortization of operating lease right-of-use assets. The net increase in our operating assets and liabilities was mostly attributable to a $16.5 million increase in other liabilities primarily driven by income taxes payable due to the MyCase Transaction, a $5.9 million increase in accrued expenses which was primarily due to a $4.3 million accrual recorded during the current period related to our reasonable estimate of the probable loss associated with the FTC Investigation, a $1.9 million increase in accrued employee expenses primarily due to an increase in accrued paid time off, and a $0.8 million increase in deferred revenue driven by growth in the number of customers invoiced during the period. These increases were partially offset by a $2.2 million increase in accounts receivable primarily driven by growth of our Value+ services, a $1.1 million decrease in operating lease liabilities, and a $0.9 million increase in prepaid expenses and other current assets.

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
Cash Provided by (Used in) Investing Activities
Cash provided by (used in) investing activities is generally comprised of proceeds from divestitures, purchases, maturities and sales of investment securities, purchases of property and equipment, additions to capitalized software development, and cash paid for business acquisitions.
For the nine months ended September 30, 2020, investing activities provided $152.5 million in cash primarily due to net proceeds from the MyCase Transaction of $191.4 million and the sales and maturities of investment securities of $13.9 million and $13.3 million, respectively. These sources of cash were partially offset by purchases of investment securities of $29.9 million, capitalized software development costs of $19.7 million, and capital expenditures of $16.6 million to purchase property and equipment for the continued growth and expansion of our business.
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
Cash Used in Financing Activities
Cash used in financing activities is generally comprised of proceeds from the exercise of stock options, net share settlements for employee tax withholdings associated with the vesting of RSUs, the payment of contingent consideration under acquisition arrangements, activities associated with our former Credit Facility, and activities related to the repurchase of our Class A common stock.
For the nine months ended September 30, 2020, financing activities used $69.5 million in cash primarily as a result of the payment of all outstanding amounts due under the Credit Facility of $99.6 million, net share settlements for employee tax withholdings associated with the vesting of RSUs of $11.0 million, payment of contingent consideration related to the Dynasty acquisition of $6.0 million, and the repurchase of outstanding shares of Class A common stock in the amount of $4.2 million. These uses of cash were partially offset by net proceeds from the Revolving Facility of $50.8 million.
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
Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any off-balance sheet arrangements.

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
Short-Term Investments
As of September 30, 2020, we had cash and cash equivalents of $144.0 million consisting of bank deposits, money market funds, and treasury securities, and $37.8 million of investment securities consisting of treasury securities, United States government agency securities and corporate bonds. The primary objective of our investment policy is to invest in securities to support our liquidity and capital needs. We have not purchased investments for trading or speculative purposes and have not used any derivative financial instruments to manage our credit risk or interest rate risk exposure.
Our investment securities are exposed to market risk due to interest rate fluctuations. While fluctuations in interest rates do not impact our interest income from our investment securities as all of these securities have fixed interest rates, changes in interest rates may impact the fair value of the investment securities. Since our investment securities are held as available for sale, all changes in fair value impact our other comprehensive income unless an investment security is considered impaired in which case changes in fair value are reported in other expense. As of September 30, 2020 a hypothetical 100 basis point change in interest rates would not have resulted in a material change in the fair value of our investment securities. This estimate is based on a sensitivity model which measured an instant change in interest rates by 100 basis points as of September 30, 2020.
Credit Facility
We were exposed to interest rate risk as a result of our Credit Facility prior to its termination. Outstanding borrowings under the Credit Facility accrued interest as described in Note 8, Long-Term Debt, of our Condensed Consolidated Financial Statements. Our borrowings under the Credit Facility were subject to interest rate fluctuations, which could have had a material impact on our cash flows and results of operations depending on the magnitude of the fluctuations and the outstanding borrowings. In order to determine the potential impact of changes in interest rates on our cash flows and result of operations, we performed a sensitivity analysis. A hypothetical 100 basis point increase in interest rates during the period ended September 30, 2020 would not have had a material impact on our cash flows or results of operations. In connection with the MyCase Transaction, and as required by the terms of the Credit Agreement, the Credit Agreement was terminated and all obligations outstanding under the Term Loan and Revolving Facility thereunder, including all guarantees and security interests granted with respect to such obligations, were satisfied in full with proceeds from the MyCase Transaction and extinguished.

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
Item 1A. Risk Factors
You should consider carefully the risks described below, together with all of the other information included in this Quarterly Report, as well as in our other filings with the SEC, in evaluating our business and/or an investment in our Class A common stock. If any of the following risks actually occur, our business, financial condition, operating results and future prospects could be materially and adversely affected. In that case, the trading price of our Class A common stock may decline and you might lose all or part of your investment. The risks described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results and prospects.
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
In December 2019, a novel coronavirus disease, referred to as COVID-19, was reported and has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States government declared a national emergency with respect to COVID-19. The COVID-19 pandemic has had, and another public health crisis or epidemic in the future could have, repercussions across local, regional and global economies and financial markets. The outbreak of COVID-19 in many countries, including the United States, has adversely impacted global economic activity and has contributed to volatility in and negative pressure on financial markets. In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, travel restrictions, quarantines, shelter-in-place orders, and similar government orders and restrictions, in an attempt to control the spread of the disease. Such restrictions or orders, or the perception that such restrictions or orders could be implemented, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, and cancellation or postponement of events, among other effects that could negatively impact our operations, as well as the operations of our customers and business partners. These potential impacts are only amplified by the length of time they remain in place, as the cumulative effect upon our customers and their businesses may exacerbate the potential harm to our business and results of operations.
Beginning in March 2020, we restricted non-essential employee travel and transitioned our employees to a remote work environment. We currently expect our employees to continue working remotely at least through the first quarter of 2021. Although we have not experienced a material impact from shifting our employees to a remote work environment, there is no guarantee that our employees will be as effective while working remotely due to a number of factors, including the inability of team members to communicate as effectively in a remote environment, the reality that employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family members who become sick), and employees may become sick themselves and unable to work. If the COVID-19 pandemic requires remote working conditions for a prolonged period of time, it could have an adverse impact on the productivity of our employees, which would harm our business and impede our ability to achieve our strategic plan. Further, we have a limited history of remote work and the long-term impact on, and the resulting types of continuing investments necessary for, our employee base is uncertain. In addition, in an effort to manage the financial uncertainty involved with the COVID-19 pandemic, we have delayed the hiring of certain non-essential employees.

The COVID-19 pandemic has resulted in a rapid rise in unemployment and a sudden decrease in global economic activity, and many businesses have experienced, or are anticipating that they may experience, a significant negative impact on their operating results. While we did not experience a significant impact on the demand for our core products and Value+ services during the period ended September 30, 2020, we anticipate greater demand impacts in future periods, although the timing and magnitude of these impacts is difficult to estimate. In addition, our inability to meet in-person with current or prospective customers, or the cancellation or postponement of Company-sponsored events or third-party events at which our products are featured, could have a negative impact on our customer engagement efforts, which could further impact demand in future periods. Furthermore, the demand for our products and services, as well as our operating results, could be adversely impacted due to a number of other factors, including the following:
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
Any of the factors described above, or any number of other risks related to the COVID-19 pandemic, could disrupt our business, which could have a material adverse impact on our business, operations and financial results. The global impact of COVID-19 continues to rapidly evolve, and it is not currently possible to ascertain all of the current or future impacts to our business. The ultimate impact of the COVID-19 pandemic, or a similar public health crisis in the future, on our business is highly uncertain and subject to change. Further, we expect that any further spread of the COVID-19 pandemic, or even the threat or perception that this could occur, could further exacerbate any negative impacts on our business, financial condition and operating results.
We manage our business to achieve long-term growth, which may not be consistent with the short-term expectations of some investors.
We plan to continue to manage our business towards the achievement of long-term growth to positively impact long-term stockholder value, and not towards the realization of short-term metrics or short-term stockholder value. We will make product decisions and pursue opportunities that may reduce our short-term operating results if we believe that these decisions are consistent with our strategic objective to achieve long-term growth. These decisions may not be consistent with the short-term expectations of some investors, and may cause significant fluctuations in our operating results and our stock price from period to period. In addition, notwithstanding our intention to make strategic decisions that positively impact long-term stockholder value, the decisions we make may not produce the long-term benefits we expect. Furthermore, our executive officers, directors and principal stockholders control a majority of the combined voting power of our outstanding capital stock. As a result, they are able to exercise significant influence and control over the establishment and implementation of our future business plans and strategic objectives, as well as control all matters submitted to our stockholders for approval. These persons may manage our business in ways with which you disagree and which may be adverse to your interests.

Failure to manage our growth effectively could adversely affect our operating results and preclude our achievement of our strategic plans.
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
We expect to make substantial investments across our organization to grow our business and may not sustain profitability.
In order to implement our business and growth strategy, we have made and will continue to make substantial investments across our organization and, as a result, we expect our expenses to increase significantly and we may not be consistently profitable. For example, we intend to continue to make substantial investments in, among other things: our research and product development organization to enhance the ease of use and functionality of our software solutions and develop new products; our continued efforts to identify acquisition targets that enhance the depth and/or functionality of our software solutions or Value+ services; our customer service organization to deepen our relationships with our customers and promote customer retention; our sales and marketing organization, including expansion of our direct sales organization and marketing programs, to increase the size of our customer base and increase adoption and utilization of new and existing Value+ services by our new and existing customers; maintaining and expanding our technology infrastructure and operational support to promote the security and availability of our software solutions; our general and administrative functions, to support our growth and assist us in maintaining compliance with legal, regulatory and other compliance-related obligations; and the expansion of our existing facilities, including leasing and building out additional office space, to support our growth and strategic development. Even if we are successful in growing our customer base and increasing revenue from new and existing customers, we may not be able to generate additional revenue in an amount that is sufficient to cover our expenses. We cannot assure you that we will continue to achieve profitability in the near term or that we will sustain profitability on a sequential quarterly basis or over any particular period of time.
Our quarterly results may fluctuate significantly and period-to-period comparisons of our results may not be meaningful.
Our quarterly results, including the levels of our revenue, costs, operating expenses, and operating margins, may fluctuate significantly in the future, and period-to-period comparisons of our results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of our future performance. Our focus on managing our business towards the achievement of long-term growth, rather than the realization of short-term metrics, may also exacerbate fluctuations in our quarterly results, which could negatively impact the value of our Class A common stock. We may incur significant losses in a particular period for a number of reasons, and may experience significant fluctuations in our operating results from period to period. These and other factors, including the significant disruption and uncertainty caused by the COVID-19 pandemic, combine to make it difficult for us to accurately forecast our future operating results, which in turn makes it difficult for us to prepare accurate budgets and implement strategic plans. Furthermore, if our quarterly results fall below the expectations of investors or any securities analysts who follow our stock, or below any financial guidance we may provide, the price of our Class A common stock could decline substantially.
Our estimates of market opportunity are subject to significant uncertainty and, even if the markets in which we compete meet or exceed our size estimates, we could fail to increase our revenue or market share.
We determine the level of our investment in various aspects of the business, in part, based on our market opportunity estimates. Market opportunity estimates are subject to significant uncertainty and are based on assumptions and estimates, including our internal analysis and industry experience. Assessing the market for industry-specific, cloud-based business management software is particularly difficult due to a number of factors, including limited available information and rapid evolution of the market. Further, market opportunity estimates sometimes change based on relevant macro-trends and market conditions, or evolving assessment methodologies. The disruptions and impacts caused by the COVID‑19 pandemic may ultimately require us to significantly reduce our estimates of the market opportunities in certain markets or industry verticals, which could negatively impact our long-term growth prospects.

We have acquired, and may in the future acquire, other companies or technologies which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations.
We have acquired, and may in the future acquire, other companies or technologies to complement or expand our software solutions, optimize our technical capabilities, enhance our ability to compete in our targeted verticals, provide an opportunity to expand into an adjacent market or new vertical, or otherwise offer growth or strategic opportunities. For example, in our real estate vertical, we acquired substantially all of the assets of WegoWise in 2018 and completed the acquisition of Dynasty in 2019. The identification, investigation and negotiation of acquisitions may divert the attention of management and cause us to incur various expenses, whether or not they are consummated. We have limited experience acquiring other businesses and we may not be able to effectively integrate acquired assets, technologies, personnel and operations or achieve the anticipated synergies or other benefits from the acquired business due to the inherent risks associated with acquisitions. If an acquisition fails to meet our expectations in terms of its contribution to our overall business strategy or operating results, or if the costs of acquiring or integrating the acquired business exceed our estimates, our business, operating results and financial condition may suffer. In addition, acquisitions could result in the issuance of equity securities, which would result in immediate dilution to our stockholders, or the incurrence of debt, which could impose debt service obligations and restrictions on our ability to operate our business. Furthermore, a significant portion of the purchase price of companies we may acquire could be allocated to goodwill and other intangible assets, which must be assessed for impairment. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our operating results.
Security vulnerabilities in our software solutions or a breach of our security controls could result in the loss, theft, misuse, unauthorized disclosure, or unauthorized access to customer or employee data, or other confidential or sensitive information, which could harm our customer and/or employee relationships, expose us to litigation or harm our reputation.
Our business involves the storage and transmission of a significant amount of confidential and sensitive information, including the personal information of our employees and other individuals, customer data, and our proprietary financial, operational and strategic information. In providing our software solutions, we store and transmit large amounts of our customers’ data, including sensitive and proprietary data and personal information collected by or on behalf of our customers. Our software solutions are typically the system of record, system of engagement and, increasingly, the system of intelligence for all or a portion of our customers’ businesses, and the data processed through our software solutions is critical to their businesses. Like many other businesses, we have experienced, and are continually at risk of being subject to, cyber attacks and data security incidents. As our business grows, the number of users of our software solutions, as well as the amount of information we collect and store, is increasing, and our brands are becoming more widely recognized which makes us an even greater target for malicious activity. There can be no assurance that the security measures we employ will prevent malicious or unauthorized access to our systems and information. Furthermore, no security program can eliminate entirely the risk of non-malicious human error, such as an employee or contractor’s failure to follow one or more security protocols. Therefore, despite our significant efforts to keep our systems and networks protected and up to date, we may be unable to anticipate cyber attacks, detect security incidents or react to them in a timely manner, or implement adequate preventive measures, any of which may expose us to a risk of loss, litigation and potential liability. In addition, some of our third-party service providers also collect and/or store our sensitive information and our customers’ data on our behalf, and these service providers are subject to similar threats of cyber attacks and other malicious Internet-based activities.
If our security measures, or the security measures of our third-party service providers, are breached as a result of wrongdoing or malicious activity on the part of our employees, our partners’ employees, our customers’ employees, or any third party, or as a result of any human error or neglect, product defect or otherwise, and this results in the loss, theft, misuse, unauthorized disclosure, or unauthorized access to customer data or other sensitive information, we could incur liability to our customers and to individuals or organizations whose information was being stored by us or our customers, as well as fines from payment processing networks and regulatory action by governmental bodies. If we experience a widespread security breach, we cannot be certain that our insurance coverage will be sufficient to compensate us for liabilities actually incurred or that insurance will continue to be available to us on reasonable terms, or at all. In addition, security breaches could result in reputational damage, adversely affect our ability to attract new customers and cause existing customers to reduce or discontinue the use of our software solutions. Furthermore, the perception by our current or potential customers that our software solutions could be vulnerable to exploitation or that our security measures are inadequate, even in the absence of a particular problem or threat, could reduce market acceptance of our software solutions and cause us to lose customers. The legal and regulatory environment around data security and governance is significantly evolving, and both regulators and consumers are increasingly taking action on data-related matters, which may contribute to increased reputational, economic and other harm in the event of a data security incident.

Service outages and other infrastructure performance problems could harm our reputation and adversely affect our ability to attract and retain customers.
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
Our customers use our software solutions to manage critical aspects of their businesses, and any errors, defects or other disruptions in the performance of our software solutions, including with respect to third party partners upon which certain of our software solutions are dependent, may result in loss of or damage to our customers’ data and disruption to our customers’ businesses, which could harm our reputation. We provide continuous updates to our software solutions and these updates may contain undetected errors when first introduced. In the past, we have discovered errors, failures, vulnerabilities and bugs in our software updates after they have been released, and similar problems may arise in the future. Real or perceived errors, failures, vulnerabilities or bugs in our software solutions could result in negative publicity, reputational harm, loss of customers, delay in market acceptance of our software solutions, loss of competitive position, withholding or delay of payment to us, claims by customers for losses sustained by them and potential litigation or regulatory action. In any such event, we may be required to expend additional resources in order to help correct the problem or we may choose to expend additional resources to take corrective action even where not required. The costs incurred in correcting any material errors, defects or other disruptions could be substantial and there may not be any corresponding increase in revenue to offset these costs. In addition, we may not carry insurance sufficient to compensate us for any losses that may result from claims arising from errors, defects or other disruptions in our software solutions.
Privacy and data security laws and regulations could impose additional costs and reduce demand for our software solutions.
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
In addition to government regulation, privacy advocates and industry groups may propose various self-regulatory standards that may legally or contractually apply to our business. As new laws, regulations and industry standards take effect, and as we expand into new jurisdictions, adjacent markets or verticals consistent with our strategic plan, we will need to understand and comply with various new requirements, which may result in significant additional costs. These laws, regulations and industry standards could have negative effects on our business, including by increasing our costs and operating expenses, and/or delaying or impeding our deployment of new or existing core functionality or Value+ services. Failure to comply with these laws, regulations and industry standards could result in negative publicity, subject us to fines or penalties, expose us to litigation, or result in demands that we modify or cease existing business practices. In addition, the costs of compliance with, and other burdens imposed by, such laws, regulations and industry standards may adversely affect our customers’ ability or desire to collect, use, process and store personal information using our software solutions, which could reduce overall demand for them. Furthermore, privacy and data security concerns may cause our customers’ clients, vendors, employees and other industry participants to resist providing the personal information necessary to allow our customers to use our applications effectively. Any of these outcomes could adversely affect our business and operating results.

We face risks in our electronic payment services business that could adversely affect our business and/or operating results.
In our electronic payments services business, we facilitate the processing of both inbound and outbound payments for our customers. These payments are settled through our sponsoring clearing bank, card payment processors, and other third-party electronic payment services providers that we may contract with from time to time. Our electronic payment services subject us to a number of risks, including, but not limited to, liability for customer costs related to disputed or fraudulent transactions and other incidences of fraud in our electronic payment services ecosystem. In the event that we are found to be in violation of our legal, regulatory or contractual requirements, we may be subject to monetary fines or penalties, cease-and-desist orders, mandatory product changes, or other liabilities that could have an adverse effect on our operating results. Additionally, with respect to the processing of electronic payment transactions by our third-party electronic payment services providers, we are exposed to financial risk. Electronic payment transactions between our customer and another user may be returned for various reasons such as insufficient funds, fraud or stop payment orders. If we or our electronic payment services provider is unable to collect such amounts from the customer’s account, we bear the ultimate risk of loss for the transaction amount. Further, there is an overarching risk stemming from the potential widespread adoption of quickly evolving financial technology products, including, for example, blockchain or other distributed ledger technologies, that could materially impact the manner in which payments are processed, the mix of payment methodologies conventionally utilized by payors and payees, and the regulatory framework applicable to such payments. The adoption of disruptive financial technologies could significantly reduce the volume of our electronic payment services business and/or change the transaction costs associated with those payments, thereby reducing our revenue and increasing our associated expenses, which could materially impact our business, financial condition, and operating results.
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
We face risks in our tenant screening services business that could adversely affect our business and/or operating results.
Our tenant screening services business is subject to a number of complex laws that are subject to varying interpretations, including the FCRA and related regulations. The FCRA has recently been the subject of multiple class-based litigation proceedings, as well as numerous regulatory inquiries and enforcement actions. In addition, entities such as the FTC and the Consumer Financial Protection Bureau ("CFPB") have the authority to promulgate rules and regulations that may impact our customers and our business. Although we attempt to structure our tenant screening services to comply with the relevant laws and regulations, we may be found to be in violation of them and we be subject to routine regulatory inquiries, enforcement actions, class-based litigation or indemnity demands.
As previously disclosed, we received a Civil Investigative Demand from the FTC in December 2018 requesting certain information relating to our compliance with the FCRA in connection with our tenant screening services business (the "FTC Investigation"). On April 30, 2020, the FTC staff informed us of its belief that there is a reasonable basis for asserting claims against us for our alleged failure to comply with certain sections of the FCRA that could result in monetary penalty and injunctive relief. Notwithstanding our disagreement with the FTC's position and vigorous defense of our position, and primarily in an effort to avoid protracted litigation and potential distraction to our business, we have entered into settlement negotiations with the FTC to resolve all claims and allegations arising out of or relating to the FTC Investigation. Although the final outcome of the FTC Investigation is subject to ongoing settlement discussions and therefore remains uncertain, we have determined that a loss is probable and that a reasonable estimate of the loss is approximately $4.3 million. Accordingly, we recognized an accrual of $4.3 million within accrued expenses on our Condensed Consolidated Balance Sheet for the nine month period ended September 30, 2020. While this amount represents our best judgment of the probable loss based on information currently available to us, it is subject to significant estimates and numerous factors beyond our control, including without limitation the FTC's position with respect to the ongoing settlement negotiations. In the event that the FTC Investigation results in a settlement payment by us, or a judgment against us, in an amount significantly in excess of our accrual, the resulting liability could have a material adverse effect upon our financial condition, results of operations and liquidity.
In addition, we received a Request for Information from the DOJ in July 2019 requesting certain information relating to our compliance with the SCRA in connection with our tenant screening services business. On November 6, 2020, the DOJ issued a no action letter, declining to take any action against us and closing its investigation.

Due to the large number of tenant screening transactions in which we participate, our potential liability in any enforcement action or a class action lawsuit could have a material impact on our business, especially given that certain applicable laws and regulations provide for fines or penalties on a per occurrence basis. The existence of any such enforcement action or class action lawsuit, whether meritorious or not, may adversely affect our ability to attract customers, result in the loss of existing customers, harm our reputation and cause us to incur defense costs or other expenses.
We use third-party service providers for electronic payment and tenant screening services, and their failure to fulfill their contractual obligations could harm our reputation, disrupt our business and adversely affect our operating results.
We use third-party electronic payment services providers to enable us to provide electronic payment services, and third-party tenant screening services providers to enable us to provide tenant screening services such as background and credit checks to our customers. In some cases, functions necessary to our business are performed on proprietary third-party systems and software to which we have no access. The failure of these service providers to provide us with accurate and timely information, to fulfill their contractual obligations to us, or to renew their contracts with us, could result in direct liability to us, harm our reputation, result in significant disruptions to our business, and adversely affect our operating results.
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
We depend on highly skilled personnel and, if we are unable to retain or hire additional qualified personnel or if we lose key members of our management team, we may not be able to achieve our strategic objectives and our business may be harmed.
Our success and future growth depend, in part, upon the continued services of our executive officers and other key employees. There may be changes in our executive officers or other key employees resulting from the hiring or departure of these personnel, which may disrupt our business. The loss of one or more of our executive officers or other key employees could have an adverse effect on our business. In addition, to execute our growth plan and achieve our strategic objectives, we must continue to attract and retain highly qualified and motivated personnel across our organization. In particular, in order to continue to enhance our software solutions, add new and innovative core functionality and/or Value+ services, as well as develop new products, it will be critical for us to increase the size of our research and product development organization, including hiring highly skilled software engineers. Competition for software engineers is intense within our industry and there continues to be upward pressure on the compensation paid to these professionals. Further, in order for us to achieve broader market acceptance of our software solutions, grow our customer base, and pursue adjacent markets and new verticals consistent with our strategic plan, we will need to continue to increase the size of our sales and marketing and customer service and support organizations. Identifying, recruiting, training and retaining qualified personnel is difficult requires a significant investment of time and resources.
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
The markets we participate in are intensely competitive and our business could be harmed if we do not compete effectively.
The overall market for cloud-based business management software is global, highly competitive and continually evolving in response to a number of factors, including changes in technology, operational requirements, and laws and regulations. While we focus on providing industry-specific, cloud-based business management software solutions, we compete with other vertical cloud-based solution providers, as well as with horizontal cloud-based solution providers that provide broad cloud-based solutions across multiple verticals. Our competitors include established vertical software vendors, as well as newer entrants in the market. We also face competition from numerous cloud-based solution providers that focus almost exclusively on one or more point solutions. Continued consolidation among cloud-based providers could lead to significantly increased competition. Many of our competitors and potential competitors are larger and have greater name recognition, longer operating histories, and significantly greater resources. As a result, our competitors may be able to respond more quickly and effectively to new or changing opportunities, technologies, operational requirements and industry standards, as well as to new challenges such as those resulting from the COVID-19 pandemic. In addition, our current and potential competitors may develop, market and sell new technologies with comparable functionality to our software solutions, which could cause us to lose customers, slow the rate of growth of new customers and/or cause us to decrease our prices in order to remain competitive. For all of these reasons, we may not be able to compete effectively against our current and future competitors, which could harm our business.
As the markets for our existing software solutions mature, or as current and future competitors introduce new products or services that compete with ours, we may experience pricing pressure and be unable to renew our subscription agreements with existing customers or increase adoption and usage of our Value+ services, or attract new customers at prices that are consistent with our current pricing model and operating budget. We may ultimately have to change our pricing model or offer pricing incentives which may adversely affect our revenue even if adoption and utilization remain constant. Changes to our pricing model could harm our customer retention rates and our ability to attract new customers, whether in connection with our core solutions or our Value+ services, which could adversely affect our operating results.
Business management software for small and medium-sized businesses ("SMBs") is a new and developing market. If the market is smaller than estimated or develops more slowly than expected, our operating results could be adversely affected.
We provide cloud-based business management software for SMBs in the real estate market and will assess entry into new or adjacent markets consistent with our strategic plan. Our success will depend, in part, on the continued widespread adoption by SMBs of cloud computing in general and of cloud-based business management software in particular. The market for industry-specific, cloud-based business management software for SMBs, both generally, and specifically within the real estate market, is evolving and is relatively small. The continued expansion of this market depends on numerous factors, including the cost and perceived value associated with cloud-based business management software relative to on-premise software applications and disparate point solutions, the ability of cloud-based solution providers to offer SMBs the functionality they need to operate and grow their businesses, the willingness of SMBs to transition from their existing software systems or otherwise alter their existing businesses practices to migrate their businesses to a vertical cloud-based business management software solution, and the ability of cloud-based solution providers to address security, privacy, availability and other concerns. If cloud-based business management software does not continue to achieve widespread market acceptance among SMBs, our revenue may increase at a slower rate than we expect and may even decline, which could adversely affect our operating results. In addition, it is difficult to estimate the rate at which SMBs will be willing to transition to vertical cloud-based business management software in any particular period, which makes it difficult to estimate the overall size and growth rate of the market for cloud-based business management software at any point in time or to forecast revenue growth or market share. This transition rate may be negatively impacted by the COVID-19 pandemic as customers may delay decisions to adopt our core products, or expand the use of our Value+ services, as they seek to reduce or delay spending within their businesses.
If we are unable to increase sales of our software solutions to larger customers while mitigating the risks associated with serving such customers, our business and operating results may suffer.
While we plan to continue to market and sell our software solutions to smaller companies or firms, our growth strategy is dependent, in part, upon increasing sales of our software solutions to larger customers within the real estate vertical. Sales to larger customers may involve risks that are not present, or are present to a lesser extent, in sales to smaller businesses. As we seek to increase our sales to larger customers, we may invest considerably greater amounts of time and financial resources in our sales and marketing efforts. In addition, we may face longer sales cycles and experience less predictability and greater competition in completing some of our sales. Our ability to sell our software solutions to larger customers may be dependent, in part, on our ability to develop functionality, or to implement pricing policies, that are unique to particular customers or are necessary for success in a market segment dominated by larger customers. Also, because security breaches or other performance problems with respect to larger customers may result in greater economic harm to these customers and more adverse publicity, there is increased financial and reputational risk associated with serving such customers. If we are unable to increase sales of our software solutions to larger customers, while mitigating the risks associated with serving such customers, our business and operating results may suffer.
If we are unable to introduce successful enhancements, including new and innovative core functionality and/or Value+ services, or new products for adjacent markets or additional verticals, our operating results could be adversely affected.
The software industry is characterized by rapid technological advances, changing industry standards, evolving customer requirements and intense competition. Our ability to attract new customers, increase revenue from our existing customers, and expand into adjacent markets or, potentially, new verticals depends, in part, on our ability to enhance the functionality of our existing software solutions by introducing new and innovative core functionality and/or Value+ services that keep pace with technological developments and address the evolving business needs of our customers. In addition, our growth over the long term depends, in part, on our ability to introduce new products for adjacent markets and, potentially, additional verticals that we identify through our market validation process consistent with our strategic plan. Market acceptance of our current and future software solutions will depend on numerous factors, including the pricing of our software solutions relative to competitive products, perceptions about the security, privacy and availability of our software solutions relative to competitive products, and the time-to-market of our updates and enhancements to our core functionality, Value+ services and products. If we are unable to successfully enhance the functionality of our existing software solutions and timely develop or acquire new products that gain market acceptance in adjacent markets and additional verticals consistent with our strategic plan, our revenue may increase at a slower rate than we expect and may even decline, which could adversely affect our operating results.
Our business depends substantially on existing customers renewing their subscriptions with us and expanding their use of our Value+ services, and a decline in either could adversely impact our operating results.
In order for us to maintain or increase our revenue and improve our operating results, it is important that our existing customers continue to pay subscription fees for the use of our core solutions, which tend to incrementally rise over time, as well as increase their adoption and utilization of our Value+ services. We cannot assure you that our customers will renew their subscriptions with us, that our existing customers will continue to broaden their adoption and utilization of our Value+ services, or that they will use our Value+ services at all. If our existing customers do not renew their subscriptions and increase their adoption and utilization of our existing or newly developed Value+ services, our revenue may increase at a slower rate than we expect and may even decline, which could adversely impact our financial condition and operating results. The loss of our existing customers could have a significant impact on our reputation and our ability to acquire new customers cost-effectively via word-of-mouth. A reduction in the number of our existing customers, even if offset by an increase in new customers, could reduce our revenue and operating margins. We may need to employ increasingly costly sales and marketing efforts and make significant investments in research and product development to introduce Value+ services that ultimately are not broadly adopted by our customers. In either of those cases, we could incur significantly increased costs without a corresponding increase in revenue. Furthermore, we may fail to identify Value+ services that our customers need for their businesses, in which case we could miss opportunities to increase our revenue. We may experience lower rates of subscription renewals, as well as lower rates of adoption and utilization of Value+ services, as a result of the COVID-19 pandemic as customers may seek to reduce or delay spending within their businesses.
All of our revenues are presently generated by sales to customers in the real estate vertical, and factors that adversely affect that vertical, or our customers within it, could also adversely affect us.
We expect that our real estate customers will continue to account for a significant portion or all of our revenue for the foreseeable future. Demand for our software solutions and services could be affected by factors that are unique to and adversely affect the real estate vertical and our customers within it. If the vertical itself declines, our customers may decide not to renew their subscriptions or they may cease using our Value+ services in order to reduce costs to remain competitive. Further, we could lose real estate customers as a result of acquisitions or consolidations within the real estate vertical, bankruptcies or other financial difficulties facing our real estate customers, new or enhanced legal or regulatory regimes that negatively impact the real estate vertical, and conditions or trends specific to the real estate vertical such as the economic factors that impact the rental market. It is possible that the significant increase in unemployment rates, regulation and financial uncertainty caused by the COVID-19 pandemic could have a disproportionate impact on businesses within the real estate vertical, which may, in turn, disproportionately affect our customers and, therefore, our business, financial condition and operating results. In addition to the foregoing risks, there is an overarching risk stemming from potential widespread adoption of quickly evolving financial or other disruptive technology products that could significantly impact the real estate vertical, even if the disruptive technology is not specifically designed to apply directly to it. The adoption of these new technologies could significantly reduce the volume or demand of our customers, thereby reducing our revenue, which could materially impact our business, financial condition and operating results.
Our growth depends in part on our strategic relationships with third parties and, if we are unsuccessful in establishing or maintaining these relationships, our ability to compete in our targeted markets or grow our revenue could be impaired.
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
We currently serve our customers through a combination of our own servers located in third party data center facilities, and computing resources operated by Amazon and other third party cloud computing service providers. While we control and have access to our own servers and the other components of our network that are located in our third party data centers, we do not control the operation of any of these third party data center facilities. The owners of our data center facilities have no obligation to renew their agreements with us. If we are unable to renew these agreements on commercially reasonable terms, or if one of our third party data center operators is acquired, we may be required to transfer our servers and other infrastructure to new facilities, and we may incur significant costs and possible service interruptions. Further, our third party data center providers could experience significant outages outside of our control that could adversely affect our business. Problems faced by our third party data center operators, or with any of the service providers with whom we or they contract, could adversely affect the experience of our customers. Additionally, if our data centers are unable to keep up with our growing needs for capacity or any spikes in customer demand, this could result in loss of or damage to our customers’ stored information and service interruptions, which could harm our reputation, impair our ability to attract and retain customers, and subject us to potential liability, any of which could adversely affect our operating results.
The cloud computing service providers with which we contract may experience service interruptions across multiple regions that are outside of our control. Furthermore, they may not be able to provide us with additional computing resources needed to scale our infrastructure ahead of our growing customer base. If any of these issues arise, we may be required to migrate our cloud computing resources, or add new computing resources, to other cloud computing service providers. It may require significant effort to migrate all of our services to a different region if we are forced to recover from a data center’s severe impairment or total destruction, or from a regional, or multi-regional, outage by any of our cloud computing service providers. Any changes in service levels by our cloud computing service providers could result in loss of or damage to our customers’ stored information and service interruptions, which could harm our reputation, subject us to potential liability, and adversely affect our operating results.
Our platform must integrate with a variety of devices, operating systems and browsers that are developed by others, and if we are unable to ensure that our software solutions interoperate with such devices, operating systems and browsers, our software solutions may become less competitive and our operating results may be harmed.
We offer our software solutions across a variety of operating systems and through the Internet. We depend on the interoperability of our platform with third party devices, desktop and mobile operating systems, as well as web browsers that we do not control. Any changes in such devices, systems or web browsers that degrade the functionality of our software solutions or give preferential treatment to competitive services could adversely affect the adoption and usage of our software solutions. In addition, in order to deliver high quality software solutions, we will need to continuously enhance and modify our functionality to keep pace with changes in Internet-related hardware, mobile operating systems such as iOS and Android, browsers and other software, communication, network and database technologies. We may not be successful in developing enhancements and modifications that operate effectively with these devices, operating systems, web browsers and other technologies or in bringing them to market in a timely manner. Furthermore, uncertainties regarding the timing or nature of new network platforms or technologies, and modifications to existing platforms or technologies, could increase our research and product development expenses. In the event that it is difficult for our customers to access and use our software solutions, our software solutions may become less competitive, and our operating results could be adversely affected.
If our property management customers stop requiring residents to provide proof of legal liability to landlord insurance, if insurance premiums decline or if insureds experience greater than expected losses, our operating results could be harmed.
We generate revenue by offering legal liability to landlord insurance through a wholly owned subsidiary. Some of our property management customers require residents to provide proof of legal liability to landlord insurance and offer to enroll residents in their legal liability to landlord insurance policy. If demand for rental housing declines, or if our property management customers believe that it may decline, these customers may reduce their rental rates and stop requiring residents to provide proof of legal liability to landlord insurance in order to reduce the overall cost of renting and make their rental offerings more competitive. If our property management customers stop requiring residents to provide proof of legal liability to landlord insurance or elect to enroll residents in insurance programs offered by competing providers, or if insurance premiums otherwise decline, our revenues from insurance services could be adversely affected. Additionally, we underwrite our legal liability to landlord insurance policies, and we are required by our insurance partner to maintain a reserve to cover potential claims under the policies. While our policies have per-occurrence limits, there is no limit on the dollar amount of claims that could be made against us in any particular period or in the aggregate. In the event that claims by the insureds increase unexpectedly, our reserve may not be sufficient to cover our resulting liability under the policies. If we are required to pay out significantly higher amounts to insureds than our current reserves, this could have a material adverse impact on our operating results.
Our insurance business is subject to state governmental regulation, which could limit the growth of our insurance business and impose additional costs on us.

Our insurance-related wholly owned subsidiaries and third-party service providers maintain licenses with a number of individual state departments of insurance. Collectively, we are subject to state governmental regulation and supervision in connection with the operation of our insurance business, which includes both our legal liability to landlord insurance and renters insurance businesses. Such supervision could limit the growth of our insurance business by increasing the costs of regulatory compliance, limiting or restricting the products or services we provide or the methods by which we provide them, and subjecting us to regulatory actions or proceedings. Our continued ability to maintain these insurance licenses in the jurisdictions in which we are licensed depends on our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions. Furthermore, we are routinely subject to periodic state examinations, audits and investigations of the affairs of insurance companies and agencies, any of which could result in the expenditure of significant management time or financial resources. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement and interpret rules and regulations. Accordingly, we may be precluded or temporarily suspended from carrying on some or all of the activities of our insurance business or otherwise be fined or penalized. No assurances can be given that our insurance business can continue to be conducted in any given jurisdiction as it has been conducted in the past or that we will be able to expand our insurance business in the future.
If we are unable to deliver effective customer service and/or effectively maintain and promote our brands, it could harm our relationships with our existing customers and adversely affect our ability to attract new customers and our operating results.
Our business depends, in part, on our ability to satisfy our customers, both by providing software solutions that address their business needs, and by providing onboarding services and ongoing customer service. Once our software solutions are deployed, our customers depend on our customer service organization to resolve technical issues relating to their use of our solutions. As we do not separately charge our customers for support services, increased demand for our support services would increase costs without corresponding revenue, which could adversely affect our operating results. Further, our sales process is highly dependent on the ease of use of our software solutions, our reputation and positive recommendations from our existing customers. Any failure to maintain high-quality or responsive customer service, or a market perception that we do not maintain high-quality or responsive customer service, could harm our reputation, cause us to lose customers and adversely impact our ability to sell our software solutions to prospective customers.
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
Our success depends, in part, on our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may legally own or claim to own intellectual property relating to our technology or software solutions, including without limitation technology we develop and build internally and/or acquire. From time to time, our competitors or other third parties may claim that we are infringing upon their intellectual property rights. Any claims or litigation, regardless of merit, could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages, settlement costs or ongoing royalty payments, require that we comply with other unfavorable license and other terms, or prevent us from offering our software solutions in their current form. Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the attention of our management and key personnel from our business operations and harm our operating results.
Because we recognize revenue from subscriptions for our software solutions over the term of each subscription agreement, downturns or upturns in new business may not be immediately reflected in our operating results.
A portion of the revenue we report in each period is derived from the recognition of deferred revenue relating to subscription agreements entered into during previous periods. Consequently, while a decline in new or renewed subscriptions in any one period may not be reflected in our revenue results for that period, any such decline will negatively affect our revenue in future quarters. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription period. Accordingly, the effect of downturns or upturns in our sales, the market acceptance of our software solutions, and potential changes in our customer retention rates, may not be apparent in our operating results until future periods.
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
There are risks associated with our outstanding and future indebtedness that may adversely affect our financial condition and our existing and future financing agreements may contain restrictive operating and financial covenants.
On September 30, 2020, our Credit Agreement with Wells Fargo was terminated and all obligations outstanding under the Term Loan and Revolving Facility thereunder were satisfied in full and extinguished. We may, however, incur additional indebtedness in the future and/or enter into new financing arrangements. Our ability to meet expenses, to remain in compliance with the covenants under our existing and future debt instruments, and to pay fees, interest and principal on our indebtedness will depend on, among other things, our operating performance and market conditions. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt and meet our other obligations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of September 30, 2020, we had federal and state net operating loss carryforwards, which, if not utilized, will begin to expire in 2031 for federal purposes and in 2028 for state purposes. As of September 30, 2020, we also had federal and state research and development credit carryforwards. The federal credit carryforwards will begin to expire in 2027, while the majority state credits carryforwards apply indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50% over a rolling three-year period. Similar rules may apply under state tax laws. It is possible that our existing net operating loss and/or credit carryforwards may be subject to limitations arising from previous ownership changes, and future issuances of our stock could cause an ownership change. Furthermore, our ability to utilize net operating loss and/or credit carryforwards of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to legislative changes, such as suspensions on the use of net operating loss carryforwards, or other unforeseen reasons, our existing net operating loss carryforwards could expire or otherwise be unavailable to offset future income tax liabilities. In addition, under the Tax Cuts and Jobs Act, the amount of net operating loss carryforwards from taxable years beginning after December 31, 2017 that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss carryforward deduction itself. However, the Coronavirus Aid, Relief, and Economic Security Act (also known as the "CARES Act') suspended this limitation for taxable years beginning before January 1, 2021. Nonetheless, for aforementioned reasons, we may not be able to realize a tax benefit, or may realize less tax benefit, from the use of our net operating loss carryforwards. Any such limitations on our ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.
Because our long-term growth strategy involves potential expansion of our sales to customers outside the United States, our business may be susceptible to the risks associated with international operations.
To date, we have realized an immaterial amount of revenue from customers outside the United States. To the extent that we decide to expand our operations to international markets, such expansion will require significant resources and management attention and will subject us to regulatory, economic, geographic and political risks, including but not limited to the risk of disruptions caused by regional natural disasters or health epidemics, that are different from those in the United States. Because of our limited experience with international operations and significant differences between the United States and international markets, any international expansion efforts may not be successful in creating demand for our software solutions outside of the United States or in effectively selling our software solutions in any international markets we may enter. The significant disruptions caused by the COVID-19 pandemic, especially in certain countries in the European Union and Asia, could have a prolonged negative impact on our ability to expand our sales to customers outside the United States. If we invest substantial time and resources to expand our international operations and are unable to do so successfully, our business and operating results could suffer.
Risks Related to Our Class A Common Stock
The market price of our Class A common stock may be volatile or may decline regardless of our operating performance, which could result in substantial losses for our stockholders.
The market price of our Class A common stock has been, and is likely to continue to be, highly volatile, and fluctuations in the price of our Class A common stock could cause you to lose all or part of your investment. There are a wide variety of factors, many of which are outside our control, that could cause fluctuations in the market price of our Class A common stock and, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. If instituted against us, any such litigation, regardless of its merit or final outcome, could result in substantial costs and a diversion of our management’s attention, thereby adversely affecting our operating results and/or the price of our Class A common stock.
The dual class structure of our common stock concentrates voting control with a limited number of stockholders, including our executive officers, directors and principal stockholders, effectively limiting your ability to influence corporate matters.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of September 30, 2020, the holders of the outstanding shares of our Class B common stock, including our executive officers, directors, and principal stockholders, collectively held approximately 90% of the combined voting power of our outstanding capital stock. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our outstanding capital stock and therefore are able to exercise significant influence and control over the establishment and implementation of our future business plans and strategic objectives, as well as to control all matters submitted to our stockholders for approval. These persons may manage our business in ways with which you disagree and which may be adverse to your interests. This concentrated control may also have the effect of delaying, deterring or preventing a change-in-control transaction, depriving our stockholders of an opportunity to receive a premium for their capital stock or negatively affecting the market price of our Class A common stock.

In addition, transfers by holders of our Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions. The conversion of our Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of the holders of our Class B common stock who retain their shares over the long term.
We cannot predict the impact that our capital structure may have on our stock price.
S&P Dow Jones, a provider of widely followed stock indices, has announced that companies with multiple classes of stock will not be eligible for inclusion in certain of their indices. As a result, our Class A common stock will not be eligible for those stock indices. Additionally, FTSE Russell, another provider of widely followed stock indices, requires new constituents of its indices to have at least five percent of their voting rights in the hands of public stockholders. Many investment funds are precluded from investing in companies that are not included in such indices, and these funds would be unable to purchase our Class A common stock. Exclusion from these and other indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected. In addition, several shareholder advisory firms have announced their opposition to the use of multiple class structures. As a result, shareholder advisory firms may publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any actions or publications by shareholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.
Future sales of shares of our Class A common stock, or the perception that these sales could occur, could depress the market price of our Class A common stock.
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate, and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales, or the perception that our shares may be available for sale, will have on the prevailing market price of our Class A common stock. As of September 30, 2020, we had an aggregate of 1.2 million options outstanding that, if fully exercised, would result in the issuance of additional shares of Class A common stock or Class B common stock, as applicable. Our Class B common stock converts into Class A common stock on a one-for-one basis. In addition, as of September 30, 2020, we had 0.5 million RSUs, outstanding which, if fully vested and settled in shares, would result in the issuance of additional shares of Class A common stock. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options), or upon the vesting and settlement of RSUs, have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance. In addition, certain holders of our Class A common stock and Class B common stock have rights, subject to certain conditions, to require us to file registration statements for the public resale of such shares (in the case of Class B common stock, the Class A common stock issuable upon conversion of such shares) or to include such shares in registration statements that we may file for us or other stockholders. Any sales of securities by these stockholders could have a material adverse effect on the market price of our Class A common stock.
We do not expect to declare any dividends in the foreseeable future and may repurchase stock in accordance with our Share Repurchase Program.
We have never declared, and we do not anticipate declaring or paying, any cash dividends to holders of our Class A common stock in the foreseeable future. In addition, the terms of our future borrowing arrangements we may enter into from time to time may restrict our ability to pay dividends. Consequently, investors may need to rely on sales of our Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
Price appreciation, which may never occur, may be further impacted by repurchases of our shares in accordance with our Share Repurchase Program. Repurchases of our shares could increase the volatility of the trading price of our shares, which could have a negative impact on the trading price of our shares. Similarly, the future announcement of the termination or suspension of the Share Repurchase Program, or our decision not to utilize the full authorized repurchase amount under the Share Repurchase Program, could result in a decrease in the trading price of our shares. In addition, the Share Repurchase Program could have the impact of diminishing our cash reserves, which may impact our ability to finance our growth, complete acquisitions and execute our strategic plan. For additional information regarding our Share Repurchase Program, refer to Note 10, Share Repurchase Program, of our Condensed Consolidated Financial Statements.

General Risk Factors
Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could have the effect of rendering more difficult hostile takeovers, change-in-control transactions or changes in our Board of Directors or management. Among other things, these provisions authorize the issuance of preferred stock with powers, preferences and rights that may be senior to our common stock, provide for the adoption of a staggered three-class Board of

Directors, prohibit our stockholders from filling vacancies on our Board of Directors or calling special stockholder meetings, require the vote of at least two-thirds of the combined voting power of our outstanding capital stock to approve amendments to our certificate of incorporation or bylaws, and require the approval of the holders of at least a majority of the outstanding shares of our Class B common stock voting as a separate class prior to consummating a change-in-control transaction. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which may delay, deter or prevent a change-in-control transaction. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock. Any provision of Delaware law, our amended and restated certificate of incorporation, or our amended and restated bylaws that has the effect of rendering more difficult, delaying, deterring or preventing a change-in-control transaction could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our Class A common stock.
Government regulations and laws are continuously evolving and unfavorable changes could adversely affect our operating results, subject us to litigation or governmental investigation, or otherwise harm our business.
We are subject to general business regulations and laws, as well as regulations and laws specifically governing the highly regulated real estate market, electronic payment, background screening and insurance services markets, the Internet itself, the use of mobile devices to conduct business and communicate, and many other products and services we provide. It is not clear how existing laws governing issues such as property ownership, management, rental and investment, data protection, and personal privacy apply to the Internet, digital content, communication services, web services, and artificial intelligence technologies and services. Unfavorable regulations, laws, and administrative or judicial decisions interpreting or applying those laws and regulations could diminish the demand for, or availability of, our products and services, subject us to litigation or governmental investigation and increase our cost of doing business, any of which may adversely affect our operating results. In addition, the application of federal, state, local and foreign tax laws to services provided electronically is continuously evolving. New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted or amended at any time, possibly with retroactive effect, and could be applied solely or disproportionately to services provided over the Internet. These enactments or amendments could adversely affect our sales activity due to the inherent cost increase such taxes would represent and could ultimately result in a negative impact on our operating results. In addition, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, modified or applied adversely to us, possibly with retroactive effect, which could require us or our customers to pay additional tax amounts, as well as require us or our customers to pay fines or penalties, as well as interest on past amounts. If we are unsuccessful in collecting such taxes due from our customers, we could be held liable for such costs, thereby adversely impacting our operating results.
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
Item 6. Exhibits

Exhibit Number	Description of Document
2.3	Stock Purchase Agreement, dated as of September 7, 2020, by and among Mockingbird AcquisitionCo, Inc. and MyCase, Inc.†(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)
Filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K (File No. 001-37468) filed with the U.S. Securities and Exchange Commission on September 8, 2020, and incorporated herein by reference.

†
Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request.

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

AppFolio, Inc.

Date:	November 9, 2020	By:	/s/ Ida Kane
Ida Kane
Chief Financial Officer
(Principal Financial and Accounting Officer)