Form 10-K
period 2020-12-31
APPFOLIO INC
filed 2021-03-01
CIK 1433195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

 FORM 10-K
_________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Class A common stock on June 30, 2020 (the last business day of the registrant’s mostly recently completed second fiscal quarter), as reported on the NASDAQ Global Market on such date, was approximately $2.870 billion. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer, director and holder of 10% or more of the registrant’s outstanding Class A common stock and Class B common stock have been excluded from this calculation as such persons may be deemed to be affiliates. The determination of affiliate status for this purpose does not reflect a determination that any of such persons shall be deemed to be an affiliate of the registrant for any other purpose.

At February 15, 2021, the number of shares of the registrant’s Class A common stock outstanding was 18,747,460 and the number of shares of the registrant’s Class B common stock outstanding was 15,650,311.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (this “Annual Report”), are incorporated by reference in Part III, Items 10-14 of this Annual Report. Except for the portions of the Proxy Statement specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.
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

APPFOLIO, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Annual Report") for the fiscal year ended December 31, 2020 (fiscal 2020), includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not statements of historical facts and can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those expressions. Forward-looking statements also include the assumptions underlying or relating to such statements. In particular, forward looking statements contained in this Annual Report relate to, among other things:
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
Our forward-looking statements are based on our management’s current beliefs, assumptions and expectations about future events and trends, which affect or may affect our business, strategy, operations or financial performance. Although we believe these forward-looking statements are based upon reasonable assumptions, they are subject to numerous known and unknown risks and uncertainties and are made in light of information currently available to us. Our actual financial condition and results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, and elsewhere in this Annual Report, as well as in the other reports we file with the Securities and Exchange Commission (the "SEC").
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
Overview
AppFolio provides innovative software, services and data analytics to the real estate industry. Our industry-specific, cloud-based solutions are used primarily by property managers, and also by numerous other constituencies in the property management business ecosystem. These other constituencies include property owners, rental prospects, tenants and service providers, whom we refer to collectively as "users". Although specific functionality varies by product, our core solutions are designed to enable our customers to digitally transform their businesses, address critical business operations and enable exceptional customer service. In addition to our core solutions, we offer an array of optional, but often business-critical, Value+ services that are designed to enhance, automate and streamline processes and workflows that are essential to our customers' businesses. Our Value+ services are generally available on an as-needed basis and enable our customers to adapt our offerings to their specific operational requirements.
Our solutions and services are designed to be a system of record to automate essential business processes, a system of engagement to enhance business interactions between our customers and their business ecosystems and a system of intelligence designed to leverage data to predict and optimize business workflows in order to enable exceptional customer experiences and increase efficiency across our customers' businesses. Our mobile-optimized software solutions are designed for use across multiple devices and operating systems. Our software solutions are offered as a service, are hosted using a modern cloud-based architecture, and in part, use artificial intelligence technologies. This architecture leads to rich data sets that have a consistent schema across our customer and user base and enables us to deploy data-powered products and services for our customers and users.
For the years ended December 31, 2020, 2019 and 2018, our revenue was $310.1 million, $256.0 million and $190.1 million, respectively, of which $284.7 million, $231.1 million and $172.4 million, respectively, were derived from our software services and data analytics offered to the real estate vertical. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report, within the section entitled "Quarterly Results of Operations" for additional details regarding seasonality of revenue.
During certain periods covered by this Annual Report, we also provided software solutions and services to the legal vertical. As previously disclosed, we completed our divestiture of MyCase, Inc. on September 30, 2020. For additional details, see Note 1, Nature of Business and Note 3, Divestitures and Business Combinations of our Consolidated Financial Statements in this Annual Report.

The Challenges We Address
We believe that many companies face a common set of challenges that divert limited time and resources away from serving their customers and growing their businesses. Significant administrative burdens from inefficient manual processes and the use of disparate technologies or loosely integrated solutions only exacerbate those challenges. This is particularly evident in businesses that involve unique workflows, relationships among multiple users, significant data inputs and management, and compliance or regulatory requirements. Our platform is designed to provide our customers an intuitive, reliable and integrated solution that brings innovative technology and services to their specific workflows, meets their key operational requirements and enables delivery of exceptional customer experiences. We rely on partners and third party service providers to deliver certain aspects of our solutions, and we strive to provide a seamlessly integrated experience for our customers. We believe our customer-centric culture fosters a focus on customer satisfaction which leads to long-term customer retention and our long-term success. We believe our solutions and services offer customers the ability to capitalize on the power of fully integrated business management software to interact with their business ecosystems, and to mine the data and insights gleaned from these relationships, which is integral to our customers' ability to grow their businesses and compete effectively.
Growth Strategy
Our growth strategy is to provide increasingly valuable industry-specific business management software, services and data analytics to new and existing customers and their business ecosystems. We believe our customer-centric culture and market validation techniques that direct our product strategy are key to our success. Key components of our growth strategy include:
Maintain Product and Technology Leadership. We have made, and will continue to make, significant investments in research and new product development to expand our platform capabilities as we deem appropriate in our target markets. We intend to continue using our market validation techniques and close relationships with our customers and users as a key source of feedback to inform and direct our product strategy. We may also choose to acquire rather than build certain technology capabilities, or to partner with third parties to deliver key functionality to serve the needs of our customers and their business ecosystems.
Keep Our Existing Customers and Users Happy. We believe customer success is essential to our long-term success. We place significant emphasis on customer service, which we believe leads to long-term customer relationships, to differentiate our software, services and data analytics from competing products. This emphasis will continue to be a critical component of our growth strategy in the future. We believe that maintaining our focus on customer success will lead to new product innovation, the referral of new customers from existing satisfied customers, and greater adoption and utilization of our solutions and services.
Acquire New Customers. We believe new customer acquisition is essential to our long-term success. We expect to continue to grow our base of customers with our investments in the development of increasingly valuable business management capabilities for our target markets, sales and marketing programs, including evolving industry thought leadership and education, and the referral power of satisfied customers.
Expand Adoption and Use By Existing Customers. We have made, and will continue to make, significant investments in our solutions and services that expand functionality and enhance or add new capabilities to meet the current and evolving needs of our customers. We expect our satisfied customers will expand their usage of our Value+ services to adapt our platform to their specific operational requirements. In addition, as our customers grow, we expect they will continue to use our solutions and services to manage their larger businesses.
Enter New Adjacent Markets. We expect to continue to evaluate and expand into adjacent markets based on our market validation strategy and targeted customer feedback in a manner consistent with our strategic plan. We believe that, while we are continuously developing our solutions and services within one market, we can apply certain relevant product enhancements and key learnings from that market as we extend our solutions and services into successive adjacent markets.
Expand into New Verticals. We expect to continue to review potential opportunities to expand into additional vertical markets in a manner consistent with our strategic plan. We believe our expansion into and success from adjacent markets may present opportunities to enter new verticals. Any new vertical must also fit within our overall business strategy, including our management team's assessment of available alternatives, such as the number and size of potential adjacent market opportunities, and the relative risk and return of these opportunities.

The growth strategy that our management and board of directors have developed reflects our customer-centric and long-term growth view of our business, rather than the realization of short-term financial or business metrics, or short-term value. If opportunities arise that might cause us to sacrifice our performance with respect to short-term financial or business metrics, but that we believe are in the best interests of our stockholders in the long term, we will take those opportunities. The technology surrounding our business management solutions and services is constantly evolving, and our growth strategy is thus subject to a variety of risks and uncertainties. Please refer to Item 1A., "Risk Factors", for a more complete discussion of these and other risk-related issues.
Human Capital
We believe our people are at the heart of our success and our customers’ success. We endeavor to not only attract and retain talented employees, but also to provide a challenging and rewarding environment to motivate and develop our valuable human capital. We look to our talented employees to lead and foster various initiatives that support our company culture including those related to diversity, equity and inclusion. In addition, we rely heavily on our talented team to execute our growth plans and achieve our long-term strategic objectives.
We believe that our company culture, driven by a dedication to the following six core values, provides us with a competitive advantage:
•Simpler Is Better
•Great, Innovative Products Are Key To A Great Business
•Great People Make A Great Company
•Listening To Customers Is In Our DNA
•Small, Focused Teams Keep Us Agile
•We Do The Right Thing; It’s Good For Business
At December 31, 2020, we had 1,335 full-time employees and also routinely engage temporary employees and consultants. We consider our relationship with our employees and consultants to be strong. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We must continue to attract and retain highly qualified and motivated personnel across our organization to execute our growth plan and achieve our strategic objectives. If we fail to do so, our business and operating results may suffer. Please refer to Item 1A., "Risk Factors", for a more complete discussion of these and other related risks.
Compensation and Benefits
We provide competitive compensation and benefits for our employees. Our compensation packages may include base salary, commission or annual performance-based bonuses, and stock-based compensation. We also offer general employee medical, dental, and vision insurance, health savings and flexible spending accounts, mental health resources, paid time off, paid family leave, life and disability insurance, and 401(k) plan matching contributions. These programs and our overall compensation packages seek to attract and retain talented employees.
Health, Safety and Wellness
We take the health and welfare of our employees very seriously, and have encouraged safe practices designed to stem the infection and spread of COVID-19 within our workforce and beyond and to maintain the mental health and well-being of our employees. Beginning in March 2020, in an effort to protect our employees and comply with applicable government orders, we restricted non-essential employee travel and transitioned our employees to a remote work environment. We currently expect the majority of our employees will continue working remotely at least through the second quarter of 2021. We are committed to our employees returning to the workplace in the long-term, and have recently constructed a new office space in Santa Barbara, California, extended the lease for our office in Richardson, Texas and are seeking new office space to lease in San Diego, California to accommodate our employees' return to the workplace in the future.
Workplace Awards
By attracting and retaining a team of people who are inspired by these values, focusing on building an outstanding culture, and offering opportunities for professional and personal growth, AppFolio has been recognized as a 2020 Best Place to Work and Highest Rated Company for Work-Life Balance During COVID-19 by Glassdoor, a 2020 Best Workplace for Women by Fortune, and a 2020 Best Workplace for Parents by Great Place to Work.

Property Management Market
In 2008, we introduced AppFolio Property Manager ("APM"), a property management solution designed to address the unique operational and business requirements of property management companies and their business ecosystems. Recognizing that our customers and their business ecosystems would benefit from additional business critical services, we launched a series of Value+ services beginning in 2009. Our Value+ services are tailored to the specific workflows of property management businesses and generally fall into the categories of marketing and leasing, electronic payment services, business optimization and risk mitigation. In 2018, we introduced AppFolio Property Manager PLUS, ("APM PLUS"), a tier of APM designed for larger businesses with more complex needs. APM PLUS builds upon the functionality of APM and additionally offers data analytics, configurable workflows, and revenue management and optimization functionality for our customers.
APM and APM PLUS serve our property management customers, including third-party property managers and owner operators, who typically manage single- and multi-family residential, and others who manage community association, and commercial properties. Our solutions and services also serve other constituencies in the property management market, including property owners, rental prospects, tenants and service providers.
Our Property Management Solutions
AppFolio Property Manager - Core Solutions
Core functionality addresses key operational issues, including accounting and business analytics and management, marketing and leasing functionality, and communications with key stakeholders. APM PLUS builds upon the functionality of APM and additionally offers data analytics, configurable workflows, and revenue management and optimization functionality for our larger and more complex property management customers.
AppFolio Property Manager - Value+ Services
Our Value+ services build on functionality and workflows in our core solutions and generally fall into the categories of marketing and leasing, electronic payment services, business optimization and risk mitigation. Although many of our Value+ services are enabled by third party partners, we prioritize a seamless experience for our customers and users which increases their efficiency and ease of use of APM and APM PLUS. Utilization and adoption of our Value+ services is typically higher for residential properties than community association or commercial properties because of the unique and complex needs of the residential rental lifecycle. We have generally organized our Value+ services below in the manner in which they are experienced throughout the rental lifecycle.
We deliver and maintain professionally designed and architected Websites that showcase our customers’ businesses. Our websites are fully integrated with our property manager functionality, including vacancy postings, electronic payment services, owner portals, tenant portals and maintenance requests. Property managers can track and analyze site traffic and lead generation by evaluating completed guest cards from rental prospects who visit the websites in connection with posted vacancies. Features include search engine optimized content, integrations with leading 3D tour providers, professional photography sourcing, and logo creation.
Our Premium Leads functionality allow customers to upgrade property listings to premium status and syndicate them to dozens of pay-to-list websites, including featured placement on many sites. Customers also receive advance call tracking and pay only for the verified leads they receive through the Value+ service.
Our Artificial Intelligence Leasing Assistant works 24/7 as part of a customers' leasing team to provide tailored text message or email responses to rental prospects in real-time, and leverages integrated reporting to track leasing performance with accurate data to drive increased occupancy rates and operational efficiency.
Our Tenant Screening Services include background screening, credit checks, and income verification for use in connection with the rental application process. In addition to obtaining an applicant's credit history, property managers have the option of leveraging an automated nationwide eviction and criminal records search, as well as accessing and/or contributing to rental payments history data, to better identify qualified tenants and reduce risk.
Our accounting features include Electronic Payment Services that allow property managers to streamline their payables and receivables through a variety of online payment options. Customers can collect funds through a secure online portal, mobile application and via electronic cash payments from various users, including: rental application fees, security deposits, rent payments and other tenant charges; contributions from property owners; and periodic dues from those living in community associations. Customers can also electronically send funds to various users, including: distributions to property owners; payments to service providers; and payment to their own management company. Customers can also use our automated accounts payable solution to automate their accounts payable and expense recording process with smart bill entry, powered in part by artificial intelligence technology.

Through partnerships and wholly-owned subsidiaries, we make available two insurance options, Liability to Landlord Insurance and Renters Insurance, that can be tailored to help property managers protect their properties and meet renters’ needs. Property managers can instantly enroll residents in liability to landlord insurance, which offers owners and investors increased protection against tenant-caused damage. Renters have the option of purchasing renters insurance through an online portal to protect their personal belongings, as well as the property itself, from certain unexpected damages.
With our Utility Management functionality, our customers are able to automate utility bill processing and resident billing, and manage utility-related operating and capital expenditures.
Our Maintenance Contact Center functionality is built into our customers maintenance workflow and is staffed 24/7/365 by trained agents, each acting as an extension of our property management customers’ teams to resolve or route incoming maintenance requests. Contact center agents are able to enter non-emergency work orders directly into APM’s property maintenance software for a property manager’s approval, and to dispatch vendors immediately in case of an emergency.
With our Tenant Debt Collections functionality, our customers can electronically send past due tenant debt from their APM database to a national fully-licensed third party debt collection agency to attempt to recover uncollected revenue. This Value+ service also includes reporting unpaid balances to three major credit bureaus.
With our Mailing Services functionality, our customers with community association units can streamline the mailing of required home owner association documentation.
Investment Management Market
In April 2019, we launched AppFolio Investment Management, which is designed to enable real estate investment managers to better manage their investor relationships by increasing transparency and streamlining certain business processes.
AppFolio Investment Management - Core Solutions
AppFolio Investment Management is a cloud-based software solution for real estate investment managers of various sizes that provides innovative tools and services designed to streamline their real estate investment management businesses. Core functionality addresses key operational issues, including management of investor relationships by increasing transparency and streamlining communications with key stakeholders.
AppFolio Investment Management - Value+ Solutions
We deliver and maintain professionally designed and architected Websites tailored to fit our customers’ businesses. Investment managers can track and analyze site traffic and lead generation. Features include search engine optimized content and logo creation.
Regulatory Environment
Our software, services, and data analytics are subject to certain legal, regulatory and other requirements. These laws are complex and evolving. Various U.S. federal and state laws govern many of our business activities, including, without limitation, the processing of payments, tenant screening, the sale and solicitation of insurance, and handling of consumer information. Despite our significant efforts to comply with all applicable requirements, there can be no guarantee that our efforts will be sufficient or that existing laws, rules or other requirements will not be interpreted, revised, augmented or rewritten in a way that adversely affects our regulated business activities, which comprise a significant majority of our overall business. Please refer to Item 1A., "Risk Factors", for a more complete discussion of these and other risk-related issues.

Our Customers
We believe our customer-centric culture fosters a focus on customer satisfaction which leads to long-term customer retention and our long-term success. We define customers as those paying for a subscription to our core solutions. Our solutions and services are primarily used by our customers, and also by numerous other constituencies in the business ecosystems we serve. In the property management market, these other constituencies include property owners, rental prospects, tenants, and service providers. We generate a portion of our revenue from these users.
As of December 31, 2020, we had 15,724 property management customers. No individual customer represented 10% or more of our total revenue for fiscal 2020.
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
Our business development team acts in partnership with our marketing and sales teams to reach potential customers, generate sales opportunities and accelerate the time from evaluation to close. Our sales representatives assist prospective customers as they evaluate our software solutions. Our interactive sales methodology allows our sales team to quickly build relationships, assess our customers’ business challenges, and demonstrate the benefits of our core functionality and, where applicable, Value+ services. Throughout the customer relationship, we continue to promote adoption and usage of our Value+ services by customers and users through a variety of channels, including email, webinars, training, sales outreach and from within our software solution via in-app messaging. As we serve larger and more complex real estate customers, we have invested in additional headcount to manage and grow these customer relationships over time.
Customer Service
We believe our success is tied to long-term customer relationships, not a one-time sale. We pride ourselves on being customer-centric and strive to educate our customers on the solutions and services capabilities they can use to improve business efficiency and productivity. Our solutions are designed to be easy to use and manage, and we offer training and support at no extra charge.
Our dedicated onboarding team works to ensure that customers are prepared to run their businesses on our platform and provide a seamless onboarding experience. As a result of our assistance with data migration matters, we are able to provide valuable insights into data integrity and work with our customers to help resolve any issues in their underlying business processes. We also assist our customers with the configuration of our software solutions for particular property types or investment structures as appropriate. We share insights on best practices for the markets we serve and dedicate resources to guide our customers through the adoption and utilization of our Value+ services.
Technology and Operations
Our software solutions are powered by a highly scalable computing platform, and are designed with a strong focus on data security and availability. We use Ruby-on-Rails as our primary web application framework, and we take great care to keep this application framework and the rest of our software stack current in order to mitigate known security vulnerabilities. Our computing platform and cloud infrastructure are primarily powered by Amazon Web Service’ Elastic Compute Cloud (EC2) platform. In order to ensure that data is not lost and that customer requests can be satisfied, production assets are securely replicated and regularly backed up to multiple geographic regions.
Our operators monitor our production infrastructure to ensure high performance and availability, and our architecture allows our operators significant flexibility in achieving these goals. In particular, our operators have fine-grained control over the specific server and region on which each customer's data resides, and can move customer data between different geographic regions in order to avoid service disruption or to increase service performance.

Sensitive customer data, including passwords, Social Security, and tax identification numbers, is encrypted during transmission, and before being written to disk. We regularly evaluate our product and infrastructure security, including through third-party penetration testing. In addition, our software solutions allow our customers to define roles that provide different levels of access to users, allowing them to view and modify specific items depending on their role. Supervisors can distribute work to on-site staff in a secure and controlled environment, while leadership retains visibility across the entire system. Some sensitive customer actions require secondary verification via two-factor authentication, and any customer can enable two-factor authentication for logging into their account. Notwithstanding the foregoing, there can be no assurance that the significant data security measures we employ will prevent malicious or unauthorized access to our systems and information. Please refer to Item 1A., "Risk Factors", for a more complete discussion of these and other risk-related issues.
Research and Product Development
We rely heavily on input from our customers and prospective customers in developing products that meet their needs and in anticipating developments in their businesses. Our product management team leads our research and market validation efforts and provides guidance to management and our engineering team based on our collective domain expertise and in-depth knowledge and understanding of our customers. As a result, our product management team engages regularly with customers, partners, and other industry participants, as well as our customer service and sales and marketing organizations. Our product team manages our development projects generally and serves to align separate functions within the company with a single strategic vision.
We entrust product design, development and testing to our engineering and product teams, who coordinate closely to launch new capabilities and services. Our engineers work in small teams generally aligned with specific customer segments or product capabilities to foster agility and continued innovation in responding to the evolving needs of our customers. We leverage a collaborative, team-based and test-driven approach to engineering in order to release new capabilities frequently. We believe that it is easier for our customers to adjust to continuous updates to our platform, which incrementally change and improve their user experience, than it is to adapt to infrequent, but more drastic upgrades. The software industry in general is characterized by rapid technological advances, changing industry standards, evolving customer requirements and intense competition, and we cannot be certain that our research and product development strategies will be successful in every market we seek to serve. Please refer to Item 1A., "Risk Factors", for a more complete discussion of these and other risk-related issues.
Competition
The overall market for business management software is global, highly competitive and continually evolving to respond to changes in technology, operational requirements, and ever-changing laws and regulations. We believe our competitors primarily fall into the following categories:
•On-premise or cloud-based vertical market business management software providers that serve companies of all sizes in our markets; and
•On-premise or cloud-based horizontal business management software providers that offer broad solutions across multiple verticals.
We also experience competition from numerous cloud-based solutions providers that focus almost exclusively on one or more point solutions. For example, in the real estate vertical, we compete with payment solutions providers, listing services, tenant screening applications and specialists in lease forms. Continued consolidation among cloud-based solution providers could significantly increase competition.
We believe the principal competitive factors include the following:
•breadth and depth of functionality in software solutions and applications;
•brand awareness and reputation;
•ease of deployment and use of software solutions and applications;
•level of customer satisfaction;
•data security and availability;
•nature and extent of mobile interface;
•size of customer base and level of user adoption and usage;
•total cost of ownership;
•ability to innovate and respond to customer needs rapidly;
•domain expertise; and
•ability to leverage a common technology platform and business strategy.

We believe that we compete favorably on the factors described above. However, some of our competitors may have greater financial, technical and other resources, greater name recognition and larger sales and marketing budgets; therefore, we may not always compare favorably with respect to some or all of the foregoing factors.
Intellectual Property
We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures and contractual restrictions to establish and protect our proprietary rights in our core solutions and Value+ services. We hold eleven United States patents that directly relate to our technology and expire between 2026 and 2033. We also maintain one issued United States patent that relates directly to web-based legal workflow software, which was exclusively licensed to MyCase, Inc. in connection with our divestiture from the legal vertical in September 2020. For additional details regarding our divestiture, see Note 1, Nature of Business and Note 3, Divestitures and Acquisitions of our Consolidated Financial Statements in this Annual Report. We may pursue additional patent protection to the extent we believe it would be beneficial and cost effective.
We have registered “AppFolio” and certain other marks as trademarks in the United States and several other jurisdictions. We have also acquired certain marks and filed trademark applications and renewals in the United States and certain other jurisdictions, and will pursue additional trademark registrations to the extent we believe it would be beneficial and cost effective. We are the registered holder of a variety of domestic and international domain names that include “appfolioinc.com,” “appfolio.com,” “appfolioinvestmentmanagement.com” and similar variations. We also license software from third parties for use in our solutions, including open source software and other software available on standard commercial terms.
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
Trends and Uncertainties Related to the COVID-19 Pandemic
The COVID-19 pandemic has created and may continue to create significant uncertainty and volatility in a wide variety of industries and markets, including the global real estate market, and has prompted many federal, state, local, and foreign governments to implement various lock-down measures in an attempt to contain the spread and mitigate the impact of the disease. The initial implementation of such lock-down measures, and their re-introduction in response to a nation-wide resurgence of COVID-19 cases in late-2020, resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and the cancellation or postponement of events.
Despite recent approval and initial distribution of vaccines, both the pandemic and the containment and mitigation measures have had and are likely to continue to have an adverse impact on the global and U.S. economies, the severity and duration of which are uncertain. It is likely that government stabilization efforts will only partially mitigate the consequences to the economy. As such, both the pandemic and containment and mitigation measures may adversely affect our business, operations and financial condition by, among other things, reducing demand for our core solutions and/or Value+ services, impairing the productivity of our workforce, and reducing our access to capital. The extent to which the COVID-19 pandemic will impact our business, financial conditions, and results of operations in the future is highly uncertain and will be affected by a number of factors. These include the duration and extent of the pandemic, the duration and extent of imposed or recommended containment and mitigation measures, the extent, duration, and effective execution of government stabilization and recovery efforts, including those from the successful distribution of effective vaccines.
Beginning in March 2020, in an effort to protect our employees and comply with applicable government orders, we restricted non-essential employee travel and transitioned our employees to a remote work environment. We currently expect the majority of our employees will continue working remotely at least through the second quarter of 2021. Our workforce has continued to effectively develop and support our product and service offerings notwithstanding the current environment. We take the health and welfare of our people very seriously, and have encouraged safe practices designed to stem the infection and spread of COVID-19 within our workforce and beyond and to maintain the mental health and well-being of our employees. However, if the COVID-19 pandemic requires remote working conditions for a prolonged period of time, it could have an adverse impact on the productivity of our employees, which would harm our business and impede our ability to achieve our strategic plan. For example, certain of our employees with younger children have been required to respond to ongoing school closures and adapt to a distance learning environment, and may be required to continue to do so for the foreseeable future. Further, we have a limited history of remote work and the long-term impact on, and the resulting types of continuing investments necessary for, our employee base is uncertain.

Moreover, the COVID-19 pandemic may have long-term effects on the nature of the office environment and remote working. This may present operational and workplace culture challenges that may adversely affect our business. However, we are committed to our employees returning to the workplace in the long-term, and have recently constructed a new office space in Santa Barbara, California, extended the lease for our office in Richardson, Texas and are seeking new office space to lease in San Diego, California to accommodate our employees' return to the workplace in the future.
We began fiscal year 2020 with healthy demand for our products and services, many of which are designed to enable our customers to manage their businesses virtually. During the twelve months ended December 31, 2020, we experienced some variability in demand for certain Value+ services after lock-down measures were implemented. We expect demand variability for our products and services could continue as a result of the COVID-19 pandemic, although it is presently unclear whether the cumulative impacts will be positive or negative. For example, the economic downturn resulting from the COVID-19 pandemic caused an increase in residential rental defaults and deferrals. Together with eviction moratoriums in some jurisdictions, this adversely affected the rental income of certain customers. Although the impact has not been material to date, a prolonged downturn in economic conditions could have a material adverse effect on our customers and demand for our services.
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
We continue to monitor developments related to COVID-19 and remain flexible in our response to the challenges presented by the pandemic. To mitigate the adverse impact COVID-19 may have on our business and operations, we have implemented a number of measures to protect the health and safety of our employees, as well as to strengthen our financial position. These efforts include eliminating, reducing, or deferring non-essential expenditures, as well as complying with local and state government recommendations to protect our workforce.
The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Annual Report. Refer to Item 1A. "Risk Factors" in this Annual Report for a complete description of the material risks that we currently face.
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
“AppFolio,” the AppFolio logo, , and other trademarks and trade names of AppFolio appearing in this Annual Report are our property. All other trademarks or trade names appearing in this report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this report are referred to without the ® and ™ symbols. We do not intend our use or display of the trademarks, trade names or service marks of other parties to imply a relationship with, or endorsement or sponsorship of us, by such other parties.
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
Beginning in March 2020, in an effort to protect our employees and comply with applicable government orders, we restricted non-essential employee travel and transitioned our employees to a remote work environment. We currently expect the majority of our employees will continue working remotely at least through the second quarter of 2021. Our workforce has continued to effectively develop and support our product and service offerings notwithstanding the current environment. We take the health and welfare of our people very seriously, and have encouraged safe practices designed to stem the infection and spread of COVID-19 within our workforce and beyond and to maintain the mental health and well-being of our employees. However, if the COVID-19 pandemic requires remote working conditions for a prolonged period of time, it could have an adverse impact on the productivity of our employees, which would harm our business and impede our ability to achieve our strategic plan. For example, certain of our employees with younger children have been required to respond to ongoing school closures and adapt to a distance learning environment, and may be required to continue to do so for the foreseeable future. Further, we have a limited history of remote work and the long-term impact on, and the resulting types of continuing investments necessary for, our employee base is uncertain.
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
Any of the factors described above, or any number of other risks related to the COVID-19 pandemic, could disrupt our business, which could have a material adverse impact on our business, operations and financial results. Despite recent approval and initial distribution of vaccines, both the pandemic and the containment and mitigation measures have had and are likely to continue to have an adverse impact on the global and U.S. economies, the severity and duration of which are uncertain. It is likely that government stabilization efforts will only partially mitigate the consequences to the economy. As such, both the pandemic and containment and mitigation measures may adversely affect our business, operations and financial condition by, among other things, reducing demand for our core solutions and/or Value+ services, impairing the productivity of our workforce, and reducing our access to capital. The extent to which the COVID-19 pandemic will impact our business, financial conditions, and results of operations in the future is highly uncertain and will be affected by a number of factors. These include the duration and extent of the pandemic, the duration and extent of imposed or recommended containment and mitigation measures, the extent, duration, and effective execution of government stabilization and recovery efforts, including those from the successful distribution of effective vaccines.
We manage our business to achieve long-term growth, which may not be consistent with the short-term expectations of some investors.
We plan to continue to manage our business towards the achievement of long-term growth to positively impact long-term value, and not towards the realization of short-term metrics or short-term value. We will make product decisions and pursue opportunities that may reduce our short-term operating results if we believe that these decisions are consistent with our strategic objective to achieve long-term growth. These decisions may not be consistent with the short-term expectations of some investors, and may cause significant fluctuations in our operating results and our stock price from period to period. In addition, notwithstanding our intention to make strategic decisions that positively impact long-term value, the decisions we make may not produce the long-term benefits we expect. Our principal stockholders, some of whom also serve as our directors and executive officers, control a majority of the combined voting power of our outstanding capital stock. As a result, they control the election of a majority of our directors and thereby have the power to control our affairs and policies, including the appointment of management and strategic decisions, as well as matters that are submitted to a vote by our holders of our common stock. The interests of our principal stockholders may be inconsistent with or adverse to those of holders our Class A common stock.

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

Our acquisition of other companies or technologies would subject us to integration risks, as well as risks related to the financing of such acquisitions.
We have acquired, and may in the future acquire, other companies or technologies to complement or expand our software solutions, optimize our technical capabilities, enhance our ability to compete in our targeted vertical, provide an opportunity to expand into an adjacent market or new vertical, or otherwise offer growth or strategic opportunities. For example, in the real estate vertical, we acquired substantially all of the assets of WegoWise in 2018 and completed the acquisition of Dynasty in 2019. The identification, investigation and negotiation of acquisitions may divert the attention of management and cause us to incur various expenses, whether or not they are consummated. We have limited experience acquiring other businesses and we may not be able to effectively integrate acquired assets, technologies, personnel and operations or achieve the anticipated synergies or other benefits from the acquired business due to the inherent risks associated with acquisitions. If an acquisition fails to meet our expectations in terms of its contribution to our overall business strategy or operating results, or if the costs of acquiring or integrating the acquired business exceed our estimates, our business, operating results and financial condition may suffer.
Acquisitions could also subject us to related financing risks. We cannot guarantee that additional financing will be available to us on favorable terms when required, or at all. Acquisitions could result in the issuance of equity securities, which would result in immediate dilution to our stockholders and those securities may have powers, preferences or rights senior to the rights of our Class A common stock. We may incur debt to finance acquisitions, which could impose debt service obligations and restrictions on our ability to operate our business. Our ability to obtain additional capital for acquisitions will depend on numerous factors, including investor and lender demand, our compliance with debt obligations, our historical and forecasted financial and operating performance, our liquidity position, the overall condition of the capital markets, and the global economy as a whole. If we raise funds in the form of debt, we may incur interest expense or other costs to service the debt, we may be required to encumber certain assets, and we may become subject to restrictions on our ability to conduct business, any of which could negatively impact our operating results. Furthermore, a significant portion of the purchase price of companies we may acquire could be allocated to goodwill and other intangible assets, which must be assessed for impairment. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our operating results.
Security vulnerabilities in our software solutions or a breach of our security controls could result in the loss, theft, misuse, unauthorized disclosure, or unauthorized access to customer or employee data, or other confidential or sensitive information, which could harm our customer and/or employee relationships, expose us to litigation or harm our reputation.
Our business involves the storage and transmission of a significant amount of confidential and sensitive information, including the personal information of our employees and other individuals, customer data, and our proprietary financial, operational and strategic information. In providing our software solutions, we store and transmit large amounts of our customers’ data, including sensitive and proprietary data and personal information collected by or on behalf of our customers. Our software solutions are typically the system of record, system of engagement and, increasingly, the system of intelligence for all or a portion of our customers’ businesses, and the data processed through our software solutions is critical to their businesses. Like many other businesses, we have experienced, and are continually at risk of being subject to, cyber attacks and data security incidents. As our business grows, the number of users of our software solutions, as well as the amount of information we collect and store, is increasing, and our brands are becoming more widely recognized which makes us an even greater target for malicious activity. There can be no assurance that the security measures we employ will prevent malicious or unauthorized access to our systems and information. Furthermore, no security program can entirely eliminate the risk of human error, such as an employee or contractor’s failure to follow one or more security protocols. Therefore, despite our significant efforts to keep our systems, products and networks protected and up to date, we may be unable to anticipate cyber attacks, detect security incidents or react to them in a timely manner, or implement adequate preventive measures, any of which may expose us to a risk of loss, litigation and potential liability. In addition, some of our third-party service providers also collect and/or store our sensitive information and our customers’ data on our behalf, and these service providers are subject to similar threats of cyber attacks and other malicious Internet-based activities.
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
We seek to maintain sufficient excess capacity in our technology infrastructure to meet the needs of all of our customers, including facilitating the expansion of existing customer deployments and the provisioning of new customer deployments. We have experienced, and may in the future experience, website disruptions, service outages and other performance problems with our technology infrastructure. These problems may be caused by a variety of factors, including infrastructure changes, power or network outages, fire, flood or other natural disasters affecting our cloud computing platform providers, human or software errors, viruses, security breaches, fraud or other malicious activity, spikes in customer usage and distributed denial of service attacks. If our technology infrastructure fails to keep pace with the increased number of users and amount of data, or if we are unable to avoid service outages and performance problems, or to resolve them quickly, this could adversely affect our ability to attract new customers, result in the loss of existing customers and harm our reputation, any or all of which could adversely affect our business and operating results.
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
We store and transmit personal information relating to our employees and other individuals, and our customers use our technology platform to store and transmit a significant amount of personal information relating to their customers, vendors, employees and other industry participants. Federal, state and foreign government bodies and agencies have in the past adopted, and may in the future adopt, laws and regulations regarding the collection, use, processing, storage and disclosure of personal or identifying information obtained from customers and other individuals. For instance, the California Consumer Privacy Act created new data privacy and security rights for California residents. Similarly, there are a number of existing and proposed laws and regulations in the European Union and the United States at both the federal and state level, as well as other jurisdictions that could impose new obligations in areas affecting our business. These new obligations could increase the cost and complexity of delivering our services, and divert our managements’ attention from pursuing strategic objectives.
In addition to government regulation, privacy advocates and industry groups may propose various self-regulatory standards that may legally or contractually apply to our business. As new laws, regulations and industry standards take effect, and as we expand into new jurisdictions, adjacent markets or, potentially, verticals consistent with our strategic plan, we will need to understand and comply with various new requirements, which may result in significant additional costs. These laws, regulations and industry standards could have negative effects on our business, including by increasing our costs and operating expenses, and/or delaying or impeding our deployment of new or existing core functionality or Value+ services. Failure to comply with these laws, regulations and industry standards could result in negative publicity, subject us to fines or penalties, expose us to litigation, or result in demands that we modify or cease existing business practices. In addition, the costs of compliance with, and other burdens imposed by, such laws, regulations and industry standards may adversely affect our customers’ ability or desire to collect, use, process and store personal information using our software solutions, which could reduce overall demand for them. Furthermore, privacy and data security concerns may cause our customers’ clients, vendors, employees and other industry participants to resist providing the personal information necessary to allow our customers to use our applications effectively. Any of these outcomes could adversely affect our business and operating results.

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
Our tenant screening services business is subject to a number of complex laws that are subject to varying interpretations, including the FCRA and related regulations. The FCRA has recently been the subject of multiple class-based litigation proceedings, as well as numerous regulatory inquiries and enforcement actions. In addition, entities such as the FTC and the Consumer Financial Protection Bureau ("CFPB") have the authority to promulgate rules and regulations that may impact our customers and our business. Although we attempt to structure our tenant screening services to comply with the relevant laws and regulations, we may be found to be in violation of them and we may be subject to routine regulatory inquiries, enforcement actions, class-based litigation or indemnity demands.
As previously disclosed, we received a Civil Investigative Demand from the FTC in December 2018 requesting certain information relating to our compliance with the FCRA in connection with our tenant screening services business (the "FTC Investigation"). On April 30, 2020, the FTC staff informed us of its belief that there is a reasonable basis for asserting claims against us for our alleged failure to comply with certain sections of the FCRA that could result in monetary penalty and injunctive relief. Notwithstanding our disagreement with the FTC's position and vigorous defense of our position, and primarily in an effort to avoid protracted litigation and potential distraction to our business, we entered into settlement negotiations with the FTC in an effort to resolve all claims and allegations arising out of or relating to the FTC Investigation. Those settlement negotiations resulted in a final agreement between the parties that is memorialized in a Stipulated Order for Permanent Injunction and Civil Penalty Judgment filed in the United States District Court for the District of Columbia on January 12, 2021. We admitted no wrongdoing in connection with the settlement.
In the second quarter of 2020, we determined that a loss stemming from the FTC Investigation was probable and that a reasonable estimate of the loss was approximately $4.3 million. Accordingly, an accrual of $4.3 million is included within accrued expenses on our Consolidated Balance Sheet as of December 31, 2020. The ultimate settlement amount of approximately $4.3 million was paid in January 2021.
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
Our success and future growth depend, in part, upon the continued services of our executive officers and other key employees. There may be changes in our executive officers or other key employees resulting from the hiring or departure of these personnel, which may disrupt our business. The loss of one or more of our executive officers or other key employees could have an adverse effect on our business. In addition, to execute our growth plan and achieve our strategic objectives, we must continue to attract and retain highly qualified and motivated personnel across our organization. In particular, in order to continue to enhance our software solutions, add new and innovative core functionality and/or Value+ services, as well as develop new products, it will be critical for us to increase the size of our research and product development organization, including hiring highly skilled software engineers. Competition for software engineers is intense within our industry and there continues to be upward pressure on the compensation paid to these professionals. Further, in order for us to achieve broader market acceptance of our software solutions, grow our customer base, and pursue adjacent markets and, potentially, new verticals consistent with our strategic plan, we will need to continue to increase the size of our sales and marketing and customer service and support organizations. Identifying, recruiting, training and retaining qualified personnel is difficult and requires a significant investment of time and resources.
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

The vertical market in which we participate is intensely competitive and our business could be harmed if we do not compete effectively.
The overall market for cloud-based business management software is global, highly competitive and continually evolving in response to a number of factors, including changes in technology, operational requirements, and laws and regulations. While we focus on providing industry-specific, cloud-based business management software solutions to the real estate vertical, we compete with other vertical cloud-based solution providers, as well as with horizontal cloud-based solution providers that provide broad cloud-based solutions across multiple verticals. Our competitors include established vertical software vendors, as well as newer entrants in the market. We also face competition from numerous cloud-based solution providers that focus almost exclusively on one or more point solutions. Continued consolidation among cloud-based providers could lead to significantly increased competition. Many of our competitors and potential competitors are larger and have greater name recognition, longer operating histories, and significantly greater resources. As a result, our competitors may be able to respond more quickly and effectively to new or changing opportunities, technologies, operational requirements and industry standards, as well as to new challenges such as those resulting from the COVID-19 pandemic. In addition, our current and potential competitors may develop, market and sell new technologies with comparable functionality to our software solutions, which could cause us to lose customers, slow the rate of growth of new customers and/or cause us to decrease our prices in order to remain competitive. For all of these reasons, we may not be able to compete effectively against our current and future competitors, which could harm our business.
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
Business management software for small and medium-sized businesses ("SMBs") is an evolving market. If the market is smaller than estimated or the transition to or between cloud-based business management software slows, our operating results could be adversely affected.
We provide cloud-based business management software for SMBs in the real estate vertical and will assess entry into new or adjacent markets consistent with our strategic plan. Our success will depend, in part, on the continued widespread adoption by SMBs of cloud-based business management software. The market for industry-specific, cloud-based business management software for SMBs, both generally, and specifically within the real estate market, is evolving and is relatively small. The continued expansion of this market depends on numerous factors, including the cost and perceived value associated with cloud-based business management software relative to disparate point solutions, the willingness of SMBs to transition from their existing software systems or otherwise alter their existing businesses practices, and the ability of cloud-based solution providers to address security, privacy, availability and other concerns. If the widespread adoption of cloud-based business management software by SMBs does not continue, our revenue may increase at a slower rate than we expect and may even decline, which could adversely affect our operating results. In addition, it is difficult to estimate the rate at which SMBs will be willing to transition to or between vertical cloud-based business management software in any particular period, which makes it difficult to estimate the overall size and growth rate of the market for cloud-based business management software at any point in time or to forecast revenue growth or market share. This transition rate may be negatively impacted by the COVID-19 pandemic as customers may delay decisions to adopt our core products, or expand the use of our Value+ services, as they seek to reduce or delay spending within their businesses.
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

The software industry is characterized by rapid technological advances, changing industry standards, evolving customer requirements and intense competition. Our ability to attract new customers, increase revenue from our existing customers, and expand into adjacent markets or, potentially, new verticals depends, in part, on our ability to enhance the functionality of our existing software solutions by introducing new and innovative core functionality and/or Value+ services that keep pace with technological developments and address the evolving business needs of our customers. In addition, our growth over the long-term depends, in part, on our ability to introduce new products for adjacent markets and, potentially, additional verticals that we identify through our market validation process consistent with our strategic plan. Market acceptance of our current and future software solutions will depend on numerous factors, including the pricing of our software solutions relative to competitive products, perceptions about the security, privacy and availability of our software solutions relative to competitive products, and the time-to-market of our updates and enhancements to our core functionality, Value+ services and products. If we are unable to successfully enhance the functionality of our existing software solutions and timely develop or acquire new products that gain market acceptance in adjacent markets and additional verticals consistent with our strategic plan, our revenue may increase at a slower rate than we expect and may even decline, which could adversely affect our operating results.
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
All of our revenues are presently generated by sales to customers and users in the real estate vertical, and factors that adversely affect that vertical, or our customers or users within it, could also adversely affect us.
We expect that our real estate customers and users will continue to account for a significant portion or all of our revenue for the foreseeable future. Demand for our software solutions and services could be affected by factors that are unique to and adversely affect the real estate vertical and our customers and users within it. If the vertical itself declines, our customers may decide not to renew their subscriptions or they may cease using our Value+ services in order to reduce costs to remain competitive. Further, we could lose real estate customers as a result of acquisitions or consolidations within the real estate vertical, bankruptcies or other financial difficulties facing our real estate customers, new or enhanced legal or regulatory regimes that negatively impact the real estate vertical, and conditions or trends specific to the real estate vertical such as the economic factors that impact the rental market. It is possible that the significant increase in unemployment rates, regulation and financial uncertainty caused by the COVID-19 pandemic could have a disproportionate impact on businesses within the real estate vertical, which may, in turn, disproportionately affect our customers and users and, therefore, our business, financial condition and operating results. In addition to the foregoing risks, there is an overarching risk stemming from potential widespread adoption of quickly evolving financial or other disruptive technology products that could significantly impact the real estate vertical, even if the disruptive technology is not specifically designed to apply directly to it. The adoption of these new technologies could significantly reduce the volume or demand of our customers and users, thereby reducing our revenue, which could materially impact our business, financial condition and operating results.

Our growth depends in part on our strategic relationships with third parties and, if we are unsuccessful in establishing or maintaining these relationships, our ability to compete in our targeted markets or grow our revenue could be impaired.
In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including cloud computing service providers, electronic payment, tenant screening and insurance services providers, and other third parties that support delivery of our software solutions. Identifying partners, negotiating agreements and maintaining relationships requires significant time and resources. Our competitors may be more effective than us in cost-effectively building relationships with third parties that enhance their products and services, allow them to provide more competitive pricing, or offer other benefits to their customers. In addition, acquisitions of our partners by our competitors or others could result in a decrease in the number of current and potential strategic partners willing to establish or maintain relationships with us, and could increase the price at which products or services are available to us. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired, which could negatively impact our operating results.
We depend on cloud computing platforms and computing infrastructure operated by third parties and any disruption in these operations could adversely affect our operating results.
We currently rely on cloud computing resources operated by Amazon Web Services and other third party cloud computing service providers to power the products and services that we provide to our customers. These cloud computing service providers may experience service interruptions that are outside of our control, possibly even across multiple regions, which could adversely affect our business. Furthermore, they may not be able to provide us with additional computing resources needed to scale our infrastructure ahead of our growing customer base. If any of these issues arise, we may be required to migrate our cloud computing resources, or add new computing resources, to other cloud computing service providers. It may require significant effort to migrate all of our services to a different region if we are forced to recover from a regional, or multi-regional, outage by any of our cloud computing service providers. Problems faced by any of these service providers with whom we contract, or changes in service levels provided by them, could adversely affect the experience of our customers, result in loss of or damage to our customers’ stored information, which could harm our reputation, impair our ability to attract and retain customers, and subject us to potential liability, any of which could adversely affect our operating results.
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
We believe that maintaining and promoting our brands is critical to achieving widespread awareness and acceptance of our software solutions, and maintaining and expanding our customer base. We also believe that the importance of brand recognition will increase as competition in the real estate vertical increases. If we do not continue to build awareness of our brands, we could be placed at a competitive disadvantage as compared to companies whose brands are, or become, more recognizable than ours. Maintaining and promoting our brands will depend, in part, on our ability to continue to provide new and innovative core functionality and Value+ services and best-in-class customer service, as well as the effectiveness of our sales and marketing efforts. If we fail to deliver products and functionality that address our customers’ business needs, or if we fail to meet our customers’ expectations for customer service, it could weaken our brands and harm our reputation. Maintaining and enhancing our brands may require us to make substantial investments, and these investments may not result in commensurate increases in our revenue. If we fail to successfully maintain and promote our brands, or if we make investments that are not offset by increased revenue, our operating results could be adversely affected.
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
There are risks associated with potential future indebtedness that may adversely affect our financial condition and future financing agreements may contain restrictive operating and financial covenants.
We may incur additional indebtedness in the future and/or enter into new financing arrangements. Our ability to meet expenses, to remain in compliance with the covenants under any future debt instruments, and to pay fees, interest and principal on our indebtedness will depend on, among other things, our operating performance and market conditions. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on future indebtedness and meet our other business and customer obligations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
At December 31, 2020, we had state net operating loss carryforwards of $46.5 million, which will begin to expire in 2028. At December 31, 2020, we also had federal and state research and development credit carryforwards of $4.1 million and $11.5 million, respectively. The federal credit carryforwards will begin to expire in 2040, while the state credit carryforwards apply indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50% over a rolling three-year period. Similar rules may apply under state tax laws. It is possible that our existing net operating loss and/or credit carryforwards may be subject to limitations arising from previous ownership changes, and future issuances of our stock could cause an ownership change. Furthermore, our ability to utilize net operating loss and/or credit carryforwards of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to legislative changes, such as suspensions on the use of net operating loss carryforwards, or other unforeseen reasons, our existing net operating loss carryforwards could expire or otherwise be unavailable to offset future income tax liabilities.
Our business may be adversely affected by developments in the global economy, including if we seek to expand our sales to customers outside of the United States.
To date, we have realized an immaterial amount of revenue from customers outside the United States. We may nonetheless be affected by economic, regulatory or other developments in the global economy or particular countries, such as China, because certain of our customers’ businesses may be based in or have significant ties to international jurisdictions. This may, for example, affect our ability to meet customer requirements in a cost-effective manner or the ability of our customers to expand their relationships with us. Furthermore, to the extent that we seek to expand our operations to international markets, such expansion will require significant resources and management attention and will subject us to additional regulatory, economic, geographic and political risks. Because of our limited experience with international operations and significant differences between the United States and international markets, any international expansion efforts may not be successful in creating demand for our software solutions outside of the United States or in effectively selling our software solutions in any international markets we may enter. The significant disruptions caused by the COVID-19 pandemic, especially in certain countries in the European Union and Asia, could have a prolonged negative impact on our ability to expand our sales to customers outside the United States. If we invest substantial time and resources to expand our international operations and are unable to do so successfully, our business and operating results could suffer.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of December 31, 2020, the holders of the outstanding shares of our Class B common stock, including our executive officers, directors, and principal stockholders, collectively held approximately 90% of the combined voting power of our outstanding capital stock. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our outstanding capital stock and therefore control the election of a majority of our directors and thereby have the power to control our affairs and policies, including the appointment of management and strategic decisions, as well as matters that are submitted to a vote by our holders of our common stock. The interests of our principal stockholders may be inconsistent with or adverse to those of holders our Class A common stock. This concentrated control may also have the effect of delaying, deterring or preventing a change-in-control transaction, depriving our stockholders of an opportunity to receive a premium for their capital stock or negatively affecting the market price of our Class A common stock. In addition, transfers by holders of our Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions. The conversion of our Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of the holders of our Class B common stock who retain their shares over the long term.

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
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate, and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales, or the perception that our shares may be available for sale, will have on the prevailing market price of our Class A common stock. As of December 31, 2020, we had an aggregate of 1.2 million options outstanding that, if fully exercised, would result in the issuance of additional shares of Class A common stock or Class B common stock, as applicable. Our Class B common stock converts into Class A common stock on a one-for-one basis. In addition, as of December 31, 2020, we had 0.5 million RSUs, outstanding which, if fully vested and settled in shares, would result in the issuance of additional shares of Class A common stock. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options), or upon the vesting and settlement of RSUs, have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance. In addition, certain holders of our Class A common stock and Class B common stock have rights, subject to certain conditions, to require us to file registration statements for the public resale of such shares (in the case of Class B common stock, the Class A common stock issuable upon conversion of such shares) or to include such shares in registration statements that we may file for us or other stockholders. Any sales of securities by these stockholders could have a material adverse effect on the market price of our Class A common stock.
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
Price appreciation, which may never occur, may be further impacted by repurchases of our shares in accordance with our Share Repurchase Program. Repurchases of our shares could increase the volatility of the trading price of our shares, which could have a negative impact on the trading price of our shares. Similarly, the future announcement of the termination or suspension of the Share Repurchase Program, or our decision not to utilize the full authorized repurchase amount under the Share Repurchase Program, could result in a decrease in the trading price of our shares. In addition, the Share Repurchase Program could have the impact of diminishing our cash reserves, which may impact our ability to finance our growth, complete acquisitions and execute our strategic plan. For additional information regarding our Share Repurchase Program, refer to Note 12, Stockholders' Equity, of our Consolidated Financial Statements.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

    None.

ITEM 2.         PROPERTIES
Our corporate headquarters is located in three adjacent office buildings in Santa Barbara, California. The lease covers approximately 43,700 square feet, 86,000 square feet, and 35,900 square feet, respectively, in the three buildings. These leases expire in February 2032 and may be extended for two additional five-year terms at our election. We also lease office space in a variety of other U.S. cities, most notably Richardson, Texas.
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
For additional information regarding legal proceedings, refer to Note 11, Commitments and Contingencies of our Consolidated Financial Statements.

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
Holders of Record
At February 15, 2021, there were 23 holders of record of our Class A common stock and 78 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Stock Performance Graph
The following performance graph compares the cumulative total return on our Class A common stock with that of the S&P 500 Index and the NASDAQ Computer Index. This chart assumes $100 was invested in our Class A common stock at the close of market on December 31, 2015, and in the S&P 500 Index and the NASDAQ Computer Index, and assumes the reinvestment of any dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Total Return Performance
1,500
1,250
1,000
750
500
250
0
Index Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period Ending
AppFolio
S&P 500
NASDAQ Computer Index

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our other filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
Unregistered Sales of Equity Securities and Purchases of Equity Securities
None.
ITEM 6.     SELECTED FINANCIAL DATA

The following tables present our historical selected consolidated financial data for the periods indicated. We have derived the selected Consolidated Statements of Operations data for the fiscal years ended December 31, 2020, 2019 and 2018 and the selected Consolidated Balance Sheet data at December 31, 2020 and 2019 from our audited Consolidated Financial Statements included elsewhere in this Annual Report. We have derived the selected Consolidated Statements of Operations data for the fiscal years ended December 31, 2017 and 2016 and the selected Consolidated Balance Sheet data at December 31, 2018, 2017 and 2016 from our audited Consolidated Financial Statements, which are not included in this Annual Report. Our historical results are not necessarily indicative of the results we expect in the future.
The following historical selected consolidated financial data should be read in conjunction with, and are qualified in their entirety by reference to, the section of this Annual Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2020 (1)	2019 (2)	2018 (3)	2017	2016
	(in thousands, except per share data)
Consolidated Statements of Operations Data:

Revenue	$310,056	$256,012	$190,071	$143,803	$105,586
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)(4)	119,029	101,642	73,549	55,283	44,630
Sales and marketing(4)	58,445	51,528	33,288	28,709	28,827
Research and product development(4)	48,529	39,508	24,111	16,578	12,638
General and administrative(4)	47,480	34,478	24,891	21,199	17,979
Depreciation and amortization	26,790	22,395	14,576	12,699	9,935
Total costs and operating expenses	300,273	249,551	170,415	134,468	114,009
Income (loss) from operations	9,783	6,461	19,656	9,335	(8,423)
Other income (expense), net	188,897	16	(56)	(96)	(37)
Interest (expense) income, net	(1,849)	(1,654)	787	535	246
Income (loss) before provision for income taxes	196,831	4,823	20,387	9,774	(8,214)
Provision for (benefit from) income taxes	38,428	(31,459)	420	58	67
Net income (loss)	$158,403	$36,282	$19,967	$9,716	$(8,281)
Net income (loss) per common share:
Basic	$4.62	$1.07	$0.59	$0.29	$(0.25)
Diluted	$4.44	$1.02	$0.56	$0.28	$(0.25)
Weighted average common shares outstanding:
Basic	34,264	34,016	34,128	33,849	33,561
Diluted	35,713	35,567	35,562	35,151	33,561
(1) MyCase was divested on September 30, 2020. The results of MyCase have been included in our results of operations through the date of divestiture. Refer to Note 3, Divestitures and Business Combinations of our Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding this transaction.

(2) We acquired Dynasty on January 7, 2019. The results of Dynasty have been included in our results of operations from the date of acquisition. Refer to Note 3, Divestitures and Business Combinations of our Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding this transaction.

(3) We acquired WegoWise on August 31, 2018. The results of WegoWise have been included in our results of operations from the date of acquisition.
(4) The following table presents stock-based compensation expense included in each respective expense category:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Stock-based compensation expense included in costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$1,506	$1,466	$1,103	$725	$471
Sales and marketing	1,415	1,271	1,034	723	442
Research and product development	1,818	1,411	1,079	657	382
General and administrative	4,286	3,161	3,121	3,991	3,006
Total stock-based compensation expense	$9,025	$7,309	$6,337	$6,096	$4,301

	At December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and investment securities	$175,289	$50,778	$101,963	$68,310	$52,860
Capitalized software development costs, net	35,459	30,023	20,485	17,609	15,539
Total assets	389,480	260,102	175,741	110,248	92,583
Deferred revenue	2,262	4,586	3,414	7,080	7,638
Operating lease liabilities	41,991	36,138	—	—	—
Current and long-term debt, net	—	48,583	49,815	—	—
Total stockholders’ equity	285,920	131,950	91,846	85,079	69,682

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

The following discussion and analysis of our financial condition and results of operations discusses 2020 and 2019 items and year-over-year comparisons between 2020 and 2019. For discussion of 2018 items and year-over-year comparisons between 2019 and 2018, refer to Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019.
Overview
We provide innovative software, services and data analytics to customers in the real estate industry. Our industry-specific, cloud-based solutions are used primarily by property managers, and also by numerous other constituencies in the property management business ecosystem. These other constituencies include property owners, rental prospects, tenants and service providers, whom we refer to collectively as "users". Although specific functionality varies by product, our core solutions are designed to enable our customers to digitally transform their businesses, address critical business operations and enable exceptional customer service. In addition to our core solutions, we offer an array of optional, but often business-critical, Value+ services that are designed to enhance, automate and streamline processes and workflows that are essential to our customers' businesses. Our Value+ services are generally available on an as-needed basis and enable our customers to adapt our offerings to their specific operational requirements.
Our property management solutions and services provides our customers with a system of record to automate essential business processes, a system of engagement to enhance business interactions between our customers and a variety of users and a system of intelligence designed to leverage data to predict and optimize business workflows to increase efficiency across our customers' businesses. Our mobile-optimized software solutions are designed for use across multiple devices and operating systems. Our software solutions are offered as a service, are hosted using a modern cloud-based architecture, and in part, use artificial intelligence technologies. This architecture leads to rich data sets that have a consistent schema across our customer and user base and enables us to deploy data-powered products and services for our customers and users.

In 2008, we introduced APM, a property management solution designed to address the unique operational and business requirements of property management companies and their business ecosystems. Recognizing that our customers and their business ecosystems would benefit from additional business critical services, we launched a series of Value+ services beginning in 2009. Our Value+ services are tailored to the specific workflows of property management businesses and generally fall into the categories of marketing and leasing, electronic payment services, business optimization and risk mitigation. In 2018, we introduced APM PLUS, a tier of APM designed for larger businesses with more complex needs. APM PLUS builds upon the functionality of APM and additionally offers data analytics, configurable workflows, and revenue management and optimization functionality for our customers. In April 2019, we launched AppFolio Investment Management, which is designed to enable real estate investment managers to better manage their investor relationships by increasing transparency and streamlining certain business processes. We do not separately break out customer information at this time.
APM and APM PLUS serve our property management customers, including third-party property managers and owner operators, who typically manage single- and multi-family residential, and others who manage community association, and commercial properties. Our solutions and services also serve other constituencies in the property management market, including property owners, rental prospects, tenants and service providers. Revenue generated from each customer varies based on the type of property, the number of units under management, and the level of adoption and utilization of Value+ services by the customer and users. Revenue per unit generated from each customer typically varies based on the type of property and the level of adoption and utilization of Value+ services by the customer and users. For example, revenue generated per community association unit, which represent a growing percentage of our overall units, is lower than revenue generated per residential unit given the unique and complex needs of the residential rental lifecycle and resulting impact on the adoption and utilization of V+ services.
Property management customer count and property management units under management are presented in the table below. We define property management customers as those paying for a subscription to our core solutions.

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2020				2019
Property management customers	15,724	15,352	15,011	14,729	14,385	14,034	13,737	13,409
Property management units under management (in millions)	5.36	5.12	4.94	4.8	4.64	4.41	4.23	4.08

To date, we have experienced rapid revenue growth due to strong relationships with our customers, our investments in research and product development, sales and marketing, customer service and support, and infrastructure. We have invested, and intend to continue to invest, in our business to capitalize on our market opportunity by working closely with our customers, prospects, partners and other industry participants to inform our product strategy. Over the long-term, these investments are expected to continue to increase our costs and operating expenses on an absolute basis. Many of these investments will occur in advance of our realization of revenue or any other benefit, which will make it difficult to determine if we are allocating our resources effectively and efficiently. We expect our operating margins will improve over the long-term, but this trend may be interrupted from time to time as a result of accelerated investment opportunities occurring in advance of realization of revenue.
We rely heavily on our talented team of employees to execute our growth plans and achieve our long-term strategic objectives. We believe our people are at the heart of our success and our customers' success, and we have worked hard not only to attract and retain talented individuals, but also to provide a challenging and rewarding environment to motivate and develop our valuable human capital. Beginning in March 2020, in an effort to protect our employees and comply with applicable government orders, we transitioned our employees to a remote work environment and restricted non-essential employee travel. We currently expect the majority of our employees will continue working remotely at least through the second quarter of 2021. Our workforce has continued to effectively develop and support our software and services offerings notwithstanding the current environment. We take the health and welfare of our people very seriously, and have encouraged safe practices designed to stem the infection and spread of COVID-19 within our workforce and beyond and to maintain the mental health and well-being of our employees. However, if the COVID-19 pandemic requires remote working conditions for a prolonged period of time, it could have an adverse impact on the productivity of our employees, which would harm our business and impede our ability to achieve our strategic objectives. For example, certain employees with younger children have been required to respond to ongoing school closures and adapt to a distance learning environment, and may be required to continue to do so for the foreseeable future. Furthermore, we have a limited history of remote work and the long-term impact on, and the resulting types of continuing investments necessary for, our employee base is uncertain.

Moreover, the COVID-19 pandemic may have long-term effects on the nature of the office environment and remote working. This may present operational and workplace culture challenges that may adversely affect our business. However, we are committed to our employees returning to the workplace in the long-term, and have recently constructed a new office space in Santa Barbara, California, extended the lease for our office in Richardson, Texas and are seeking new office space to lease in San Diego, California to accommodate our employees' return to the workplace in the future.
We began fiscal year 2020 with healthy demand for our core solutions and Value+ services, many of which are designed to enable our customers to manage their businesses virtually. During the twelve months ended December 31, 2020, we experienced some variability in demand for certain Value+ services after lock-down measures were implemented. We expect demand variability could continue as a result of the COVID-19 pandemic, although it is presently unclear whether the cumulative impacts will be positive or negative.
During certain periods covered by this Annual Report, we also provided software solutions and services to the legal vertical. As previously disclosed, we completed our divestiture of MyCase, Inc. on September 30, 2020. In connection with the MyCase Transaction, our Credit Agreement was terminated and all obligations outstanding under the Term Loan and Revolving Facility, including all guarantees and security interests granted with respect to such obligations, were satisfied in full with proceeds from the sale and extinguished. For additional details, see Note 1, Nature of Business and Note 3, Divestitures and Business Combinations of our Consolidated Financial Statements in this Annual Report.

Key Components of Results of Operations
Revenue
Our core solutions and certain of our Value+ services are offered on a subscription basis. Our core solutions subscription fees vary by property type and are designed to scale to the size of our customers’ businesses. We recognize revenue for subscription-based services over time on a straight-line basis over the contract term beginning on the date that our service is made available. We generally invoice monthly or annually in advance of the subscription period.
We also offer Value+ services that are not covered by subscription fees on per use basis. Usage-based fees are charged on a flat fee per transaction basis with no minimum usage commitments. We recognize revenue for usage-based services in the period the service is rendered. We generally invoice our usage-based services on a monthly basis or collect the fee at the time of service. A significant majority of our Value+ services revenue comes directly and indirectly from the use of our electronic payment services, tenant screening services, and insurance services. Usage-based fees are paid both by customers and users in our customers' business ecosystems.
We charge our customers for on-boarding assistance to our core solutions and certain other non-reoccurring services. We generally invoice for these other services in advance of the services being completed and recognize revenue upon completion of the related service. We generate revenue from RentLinx, WegoWise, and Dynasty standalone customers by providing services outside of our property management core solution platform. Revenue derived from these services is recorded in Other revenue.
Costs and Operating Expenses
Cost of Revenue. Many of our Value+ services are facilitated by third-party service providers. Cost of revenue includes the fees paid to these third-party service providers (including legal fees and costs associated with the delivery and provision of those services, as well as loss reserves and other costs associated with our legal liability to landlord insurance services), which vary both in cost and as a percent of revenue for each Value+ service offering, personnel-related costs (including salaries, performance-based compensation, benefits, and stock-based compensation) for our employees focused on customer service and the support of our operations, platform infrastructure costs (such as data center operations and hosting-related costs), payment processing fees and allocated shared costs. Cost of revenue excludes depreciation of property and equipment, and amortization of capitalized software development costs and intangible assets.
Sales and Marketing. Sales and marketing expense consists of personnel-related costs (including salaries, sales commissions, performance-based compensation, benefits, and stock-based compensation) for our employees focused on sales and marketing, costs associated with sales and marketing activities, and allocated shared and other costs. Marketing activities include advertising, online lead generation, lead nurturing, customer and industry events, and the creation of industry-related content and collateral. Sales commissions and other incremental costs to acquire customers and grow adoption and utilization of our Value+ services by our new and existing customers are deferred and then amortized on a straight-line basis over a period of benefit, which we have determined to be three years. We focus our sales and marketing efforts on generating awareness of our software solutions, creating sales leads, establishing and promoting our brands, and cultivating an educated community of successful and vocal customers.

Research and Product Development. Research and product development expense consists of personnel-related costs (including salaries, performance-based compensation, benefits, and stock-based compensation) for our employees focused on research and product development, fees for third-party development resources, and allocated shared and other costs. Our research and product development efforts are focused on enhancing functionality and the ease of use of our existing software solutions by adding new core functionality, Value+ services and other improvements, as well as developing new products and services for new and existing markets. We capitalize our software development costs which meet the criteria for capitalization. Amortization of capitalized software development costs is included in depreciation and amortization expense.
General and Administrative. General and administrative expense consists of personnel-related costs (including salaries, a majority of total performance-based compensation, benefits, and stock-based compensation) for employees in our executive, finance, information technology, human resources, legal, compliance, corporate development and administrative organizations. In addition, general and administrative expense includes fees for third-party professional services (including audit, legal, compliance, tax, and consulting services), transaction costs related to business combinations and divestitures, regulatory fines and penalties, other corporate expenses, and allocated shared costs.
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
Other Income (Expense), Net. Other income (expense), net includes gains and losses associated with the sale of businesses, property and equipment and investment securities and income from certain post-closing transition services to be provided by us to MyCase in connection with the MyCase Transaction.
Interest Expense, Net. Interest expense includes interest paid on any outstanding borrowings. Interest income includes interest earned on investment securities, amortization and accretion of the premium and discounts paid from the purchase of investment securities, and interest earned on notes receivable and on cash deposited in our bank accounts.
Provision for (Benefit from) Income Taxes. Provision for (benefit from) income taxes consists of federal and state income taxes in the United States.

Results of Operations for the Years Ended December 31, 2020 and 2019
The following table presents our results of operations for the periods presented in dollars (in thousands) and as a percentage of revenue:

	Year Ended December 31,
	2020		2019
	Amount	%	Amount	%
Consolidated Statements of Operations Data:
Revenue	$310,056	100.0%	$256,012	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)(1)	119,029	38.4	101,642	39.7
Sales and marketing(1)	58,445	18.8	51,528	20.1
Research and product development(1)	48,529	15.7	39,508	15.4
General and administrative(1)	47,480	15.3	34,478	13.5
Depreciation and amortization	26,790	8.6	22,395	8.7
Total costs and operating expenses	300,273	96.8	249,551	97.5
Income from operations	9,783	3.2	6,461	2.5
Other income, net	188,897	60.9	16	—
Interest expense, net	(1,849)	(0.6)	(1,654)	(0.6)
Income before provision for (benefit from) income taxes	196,831	63.5	4,823	1.9
Provision for (benefit from) income taxes	38,428	12.4	(31,459)	(12.3)
Net income	$158,403	51.1%	$36,282	14.2%
(1) The following table presents stock-based compensation expense included in each respective expense category:

	Year Ended December 31,
	2020	2019
Stock-based compensation expense included in costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$1,506	$1,466
Sales and marketing	1,415	1,271
Research and product development	1,818	1,411
General and administrative	4,286	3,161
Total stock-based compensation expense	$9,025	$7,309

Revenue

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Core solutions	$100,938	$88,581	$12,357	14%
Value+ services	195,146	153,994	41,152	27%
Other	13,972	13,437	535	4%
Total revenue	$310,056	$256,012	$54,044	21%
Revenue derived from our software and solutions offered to the real estate vertical for the years ended December 31, 2020 and 2019 was $284.7 million and $231.1 million, respectively, an increase of $53.6 million, or 23%. This increase was primarily attributable to the growth in the number of property management customers and units under management utilizing our software and services. The remaining revenue was attributed to our legacy legal vertical.
Core solutions revenue derived from our real estate vertical for the years ended December 31, 2020 and 2019 was $86.5 million and $72.6 million, respectively, an increase of $13.9 million or 19%. Value+ services revenue derived from our real estate vertical for the years ended December 31, 2020 and 2019 was $184.2 million and $145.2 million, respectively, an increase of $39.1 million or 27%. The increase in core solutions and Value+ services revenue was mainly attributable to growth in our base of property management customers and growth in users of our subscription and usage-based services. During this period we experienced growth of 17% in the average number of property management units under management resulting from 10% growth in the average number of property management customers during the period.
Our electronic payment services experienced increased demand during the current year as residents, property managers, owners and customers transacted more business online, which we attribute in part to the response to the COVID-19 pandemic. It is unclear whether the trend will continue over the long-term. During the comparative period, we also introduced new Value+ services and expanded the functionality of others, which resulted in incremental revenue. A significant majority of our Value+ services revenue comes directly and indirectly from the use of our electronic payment services, tenant screening services, and the insurance services we make available to customers.
Cost of Revenue (Exclusive of Depreciation and Amortization)

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$119,029	$101,642	$17,387	17%
Percentage of revenue	38.4%	39.7%
Stock-based compensation, included above	$1,506	$1,466	$40	3%
Cost of revenue related to our software and solutions offered to the real estate vertical for the years ended December 31, 2020 and 2019 was $109.7 million and $93.0 million, respectively, an increase of $16.7 million, or 18%. This increase was primarily attributable to increased costs associated with servicing the incremental $53.6 million in revenue over the same period, partially offset by third-party service provider incentives earned of $2.0 million. The remaining cost of revenue was attributed to our legacy legal vertical.
Expenditures to third-party service providers related to the delivery of our Value+ services to the real estate vertical increased $6.9 million, which was directly associated with the increased adoption and utilization of our Value+ services, as evidenced by the $39.1 million increase in Value+ services revenue to the real estate vertical. Partially offsetting this increase was $2.0 million of annual maximum incentives earned during the period from third-party service providers related to programs intended to increase adoption and utilization of online payments. Personnel-related costs, including performance-based compensation, necessary to support growth and key investments, increased $7.8 million. Allocated shared costs increased by $2.1 million primarily driven by an increase in platform infrastructure costs, partially offset by a reduction of allocated expenses attributed to a decrease in workplace-related and other expenditures in response to the impact of the COVID-19 pandemic.

As a percentage of revenue, cost of revenue (exclusive of depreciation and amortization) fluctuates primarily based on the mix of Value+ services revenue in the period, given the varying percentage of revenue we pay to third-party service providers, and investments made in advance of expected revenue generation. Excluding the third-party service provider incentives earned during the period, cost of revenue (exclusive of depreciation and amortization), as a percentage of revenue decreased to 39.2% from 40.2%. This decrease in cost as a percentage of revenue was primarily driven by the mix of Value+ services revenue with varying underlying costs.
Sales and Marketing

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Sales and marketing	$58,445	$51,528	$6,917	13%
Percentage of revenue	18.8%	20.1%
Stock-based compensation, included above	$1,415	$1,271	$144	11%
Sales and marketing expense related to our software and solutions offered to the real estate vertical for the years ended December 31, 2020 and 2019 was $52.5 million and $44.5 million, respectively, an increase of $8.0 million, or 18%. This increase was primarily due to a $6.7 million increase in personnel-related costs, including performance-based compensation, necessary to support growth and key investments in the business. Advertising and promotion costs increased by $2.4 million due to increased online advertising and virtual marketing events aimed at increasing revenue and supporting growth in the business. In addition, there was a decrease in allocated and other costs of $1.1 million related to the elimination of event-related travel from cancelled or postponed events and the reduction of workplace-related and other non-essential expenditures in response to the impact of the COVID-19 pandemic.
As a percentage of revenue, sales and marketing expense decreased to 18.4% from 19.2% for fiscal 2020 compared to fiscal 2019. This leverage in cost as a percentage of revenue was primarily driven by the reduction of event related travel and other non-essential expenditures as a result of the COVID-19 pandemic. Notwithstanding the leverage in cost as a percentage of revenue, we intend to continue to invest in sales and marketing to increase our customer base and increase the adoption and utilization of Value+ services over time.

Research and Product Development

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Research and product development	$48,529	$39,508	$9,021	23%
Percentage of revenue	15.7%	15.4%
Stock-based compensation, included above	$1,818	$1,411	$407	29%
Research and product development expense related to our software and solutions offered to the real estate vertical for the years ended December 31, 2020 and 2019 was $43.8 million and $34.0 million, respectively, an increase of $9.8 million, or 29%. This increase was the result of an increase in personnel-related costs, net of capitalized software development costs, of $11.3 million due to investments in headcount growth within our research and product development organization. This increase was partially offset by a decrease in allocated and other costs of $1.4 million primarily related to the reduction of workplace-related and other non-essential expenditures in response to the impact of the COVID-19 pandemic.
General and Administrative

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
General and administrative	$47,480	$34,478	$13,002	38%
Percentage of revenue	15.3%	13.5%
Stock-based compensation, included above	$4,286	$3,161	$1,125	36%

General and administrative expense related to our software and solutions offered to the real estate vertical and general corporate overhead expenses for the years ended December 31, 2020 and 2019 was $46.1 million and $33.4 million, respectively, an increase of $12.7 million, or 38%. The increase in general and administrative expense was primarily due to a $7.4 million increase in personnel-related costs, including performance-based compensation, due to investments in headcount growth within our general and administrative organizations. In addition, there was a $4.3 million legal settlement expense recorded during the current period related to our compliance with certain regulations in our tenant screening business. For additional information regarding this legal settlement, refer to Note 11, Commitments and Contingencies, of our Consolidated Financial Statements. There was also an increase in professional services fees and other costs of $2.3 million related to the MyCase Transaction. Allocated and other costs decreased $1.4 million primarily due to the reduction of workplace-related and other non-essential expenditures in response to the impact of the COVID-19 pandemic.
We expect stock-based compensation expense will continue to decrease for certain executives in light of our adoption of the Long-Term Cash Bonus Plan in 2018. No accrual has yet been made under this plan as a result of the high degree of uncertainty regarding potential future payments under the plan.
Depreciation and Amortization

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Depreciation and amortization	$26,790	$22,395	$4,395	20%
Percentage of revenue	8.6%	8.7%
Depreciation and amortization expense related to our software and solutions offered to the real estate vertical for the years ended December 31, 2020 and 2019 was $25.0 million and $20.0 million, respectively, an increase of $5.0 million, or 25%. This increase in depreciation and amortization expense was primarily due to increased amortization expense associated with higher accumulated capitalized software development balances.
Other Income, net

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Other income, net	$188,897	$16	$188,881	*
Percentage of revenue	60.9%	—%
*Percentage not meaningful
The increase in other income, net was primarily due to the gain of $187.7 million associated with the MyCase Transaction. Additionally, there was $1.1 million in other income recorded during the fourth quarter of fiscal 2020 related to certain post-closing transition services provided to MyCase.
Provision for (Benefit from) Income Taxes

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$38,428	$(31,459)	$69,887	*
Percentage of revenue	12.4%	(12.3)%
*Percentage not meaningful

For the year ended December 31, 2020, we recorded income tax expense of $38.4 million. The tax provision for the year ended December 31, 2020 includes tax expense of $51.3 million relating to the MyCase Transaction which includes $52.3 million of current tax expense on the gain on the sale of MyCase, less a $1.0 million benefit on the reversal of deferred tax liabilities relating to MyCase. For tax purposes, we plan to file an election to treat the transaction as a sale of assets. As such, the tax impact takes into consideration the tax basis of the assets on the date of sale and the availability of net operating losses and research and development tax credits. The effective tax rate as compared to the U.S. federal statutory rate of 21% differs primarily due to state income taxes and the benefits associated with stock-based compensation expense and research and development tax credits.
For the year ended December 31, 2019, we recorded an income tax benefit of $31.5 million. During the second quarter of 2019, we evaluated all available positive and negative evidence, including our sustained profitability in 2018 and 2019, and the impact of recent acquisitions and future projections of profitability. As a result, we determined that all of our deferred tax assets were more likely than not to be realized and reversed the valuation allowance against those deferred tax assets accordingly.

Quarterly Results of Operations
The following table presents selected unaudited quarterly consolidated statements of operations data for each of the eight quarters during the years ended December 31, 2020 and December 31, 2019. We have prepared the unaudited quarterly consolidated statements of operations data on a basis consistent with the audited annual Consolidated Financial Statements included elsewhere in this Annual Report. In management's opinion, the financial information in this table reflects all normal and recurring adjustments necessary for the fair statement of this data. This information should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report. The results of historical periods are not necessarily indicative of the results for any future periods.

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2020				2019
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$72,432	$84,086	$81,043	$72,495	$67,362	$67,935	$63,624	$57,091
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization) (1)	29,905	32,752	27,411	28,961	26,403	25,930	25,128	24,181
Sales and marketing (1)	15,328	14,894	13,717	14,506	14,441	12,636	13,232	11,219
Research and product development (1)	11,735	13,454	12,128	11,212	11,086	10,602	9,339	8,481
General and administrative (1)	11,177	12,946	14,785	8,572	9,117	8,955	8,214	8,192
Depreciation and amortization	7,039	6,680	6,657	6,414	6,226	5,678	5,415	5,076
Total costs and operating expenses	75,184	80,726	74,698	69,665	67,273	63,801	61,328	57,149
(Loss) income from operations	(2,752)	3,360	6,345	2,830	89	4,134	2,296	(58)
Other income (expense), net	1,138	187,747	(10)	22	84	(11)	(56)	(1)
Interest income (expense), net	60	(853)	(562)	(494)	(330)	(400)	(427)	(497)
(Loss) income before (benefit from) provision for income taxes	(1,554)	190,254	5,773	2,358	(157)	3,723	1,813	(556)
(Benefit from) provision for income taxes	(1,041)	52,578	(13,484)	375	(4,585)	(1,255)	(21,338)	(4,281)
Net (loss) income	$(513)	$137,676	$19,257	$1,983	$4,428	$4,978	$23,151	$3,725
Net (loss) income per common share:
Basic	$(0.01)	$4.01	$0.56	$0.06	$0.13	$0.15	$0.68	$0.11
Diluted	$(0.01)	$3.86	$0.54	$0.06	$0.12	$0.14	$0.65	$0.11

    (1) The following table presents stock-based compensation expense included in each respective expense category:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2020				2019
	(in thousands)
Stock-based compensation expense included in costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$408	$452	$520	$126	$393	$334	$415	$324
Sales and marketing	346	367	477	225	367	354	302	248
Research and product development	470	474	580	294	387	353	363	308
General and administrative	993	1,803	1,176	314	731	1,151	607	672
Total stock-based compensation expense	$2,217	$3,096	$2,753	$959	$1,878	$2,192	$1,687	$1,552

The following table presents selected consolidated statements of operations data for the specified periods as a percentage of our revenue for those periods:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2020				2019
Consolidated Statements of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	41.3	39.0	33.8	39.9	39.2	38.2	39.5	42.4
Sales and marketing	21.2	17.7	16.9	20.0	21.4	18.6	20.8	19.7
Research and product development	16.2	16.0	15.0	15.5	16.5	15.6	14.7	14.9
General and administrative	15.4	15.4	18.2	11.8	13.5	13.2	12.9	14.3
Depreciation and amortization	9.7	7.9	8.2	8.8	9.2	8.4	8.5	8.9
Total costs and operating expenses	103.8	96.0	92.2	96.1	99.9	93.9	96.4	100.1
(Loss) income from operations	(3.8)	4.0	7.8	3.9	0.1	6.1	3.6	(0.1)
Other income (expense), net	1.6	223.3	—	—	0.1	—	(0.1)	—
Interest income (expense), net	0.1	(1.0)	(0.7)	(0.7)	(0.5)	(0.6)	(0.7)	(0.9)
(Loss) income before (benefit from) provision for income taxes	(2.1)	226.3	7.1	3.3	(0.2)	5.5	2.8	(1.0)
(Benefit from) provision for income taxes	(1.4)	62.5	(16.6)	0.5	(6.8)	(1.8)	(33.5)	(7.5)
Net (loss) income	(0.7)%	163.7%	23.8%	2.7%	6.6%	7.3%	36.3%	6.5%
Seasonality
We experience limited seasonality in our Value+ services revenue, primarily with respect to certain leasing-related services we provide to our property management customers, including our tenant screening services for rental prospects which also impact electronic payment services revenue. Our property management customers historically have processed fewer applications for rental prospects during the fourth quarter. As a result of this seasonal decline in activity, we have typically experienced overall slower sequential revenue growth or a sequential decline in revenue in the fourth quarter of each of our most recent fiscal years. We expect this seasonality to continue in the foreseeable future.
Liquidity and Capital Resources
Cash and Cash Equivalents
Our principal sources of liquidity continue to be comprised of our cash, cash equivalents, and investment securities, as well as cash flows generated from our operations. At December 31, 2020, our cash and cash equivalents and investment securities had an aggregate balance of $175.3 million. During the year ended December 31, 2020, our cash and cash equivalents increased primarily as a result of the proceeds from the MyCase Transaction.
Working Capital
At December 31, 2020, we had working capital of $149.5 million, compared to working capital of $14.3 million at December 31, 2019. The increase in our working capital was primarily due to an increase in cash and cash equivalents as a result of the net proceeds from the MyCase Transaction, a decrease in other current liabilities due to the payment of contingent consideration related to the Dynasty acquisition, an increase in investment securities-current, an increase in accounts receivable primarily driven by increased usage of our Value+ services, and a decrease in deferred revenue. The increase in our working capital was partially offset by an increase in income taxes payable related to the MyCase Transaction, and increases in accrued expenses, and accrued employee expenses.
Liquidity Requirements
We have financed our operations primarily through cash generated from operations. We believe that our existing cash and cash equivalents, investment securities, and cash generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Capital Requirements
Our future capital requirements will depend on many factors, including continued market acceptance of our software solutions, changes in the number of our customers, adoption and utilization of our Value+ services by new and existing customers, the timing and extent of the introduction of new core functionality, products and Value+ services, the timing and extent of our expansion into adjacent or new markets, the timing and extent of our investments across our organization, and the impact of the COVID-19 pandemic on the customers we serve and on our business. In addition, we have in the past entered into, and may in the future enter into, arrangements to acquire or invest in new technologies or markets adjacent to those we serve today or entirely new verticals. Furthermore, our Board of Directors has authorized the repurchase of up to $100.0 million of shares of our Class A common stock from time to time, as directed by a committee consisting of three directors. To date, we have repurchased $4.2 million of our Class A common stock under the Share Repurchase Program. For additional information regarding our share repurchase program, refer to Note 12, Stockholders' Equity.
Cash Flows
The following table presents our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019
Net cash provided by operating activities	$48,299	$38,887
Net cash provided by (used in) investing activities	146,511	(89,874)
Net cash used in financing activities	(70,358)	(7,272)
Net increase (decrease) in cash and cash equivalents	$124,452	$(58,259)
Cash Provided by Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our core solutions and Value+ services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
For the year ended December 31, 2020, cash provided by operating activities was $48.3 million resulting from our net income of $158.4 million, adjusted by the gain related to the MyCase Transaction of $187.7 million, non-cash charges of $68.6 million and a net increase in our operating assets and liabilities of $8.9 million. The non-cash charges primarily consist of a decrease in deferred taxes of $29.0 million, depreciation and amortization costs of $26.8 million, stock-based compensation expense of $9.0 million, and amortization of operating lease right-of-use assets of $3.7 million. The net increase in our operating assets and liabilities was mostly attributable to a $9.4 million increase in other liabilities primarily driven by income taxes payable due to the MyCase Transaction, a $6.9 million increase in accrued expenses which includes a $4.3 million accrual related to legal loss reserves, a $2.8 million increase in accrued employee expenses related to an overall increase in personnel-related costs, and a $0.5 million increase in deferred revenue. These increases were partially offset by a $2.8 million increase in accounts receivable primarily driven by growth of our Value+ services, an increase in prepaid expenses and other current assets of $5.9 million primarily driven by an increase in prepaid expenses to support the growth in our business, an increase in deposits held with a third party related to requirements to maintain collateral for our insurance services, and an increase in deferred costs, and a $0.9 million decrease in accounts payable due to timing of payments.
For the year ended December 31, 2019, cash provided by operating activities was $38.9 million resulting from our net income of $36.3 million, adjusted by non-cash charges of $2.4 million and a net increase in our operating assets and liabilities of $0.2 million. The non-cash charges primarily consist of a one-time benefit of $31.5 million related to the release of the valuation allowance for our deferred tax assets, offset by $22.4 million of depreciation and amortization of our property and equipment, intangible assets, and capitalized software development costs, $7.3 million of stock-based compensation and $4.1 million of amortization of operating lease right-of-use ("ROU") assets. The net increase in our operating assets and liabilities was primarily attributable to an increase of $4.5 million in accrued employee expenses related to an overall increase in personnel-related costs, a $1.4 million decrease in other assets, a $1.2 million increase in other liabilities and a $1.2 million increase in deferred revenue. The increase in our operating assets and liabilities was partially offset by a $4.0 million increase in prepaid expenses and other current assets, a $2.7 million decrease in operating lease liabilities, and a $2.0 million increase in accounts receivable primarily driven by the growth in sales of our Value+ services.

Cash Provided by (Used in) Investing Activities
Cash provided by (used in) investing activities is generally comprised of proceeds from divestitures, purchases, maturities and sales of investment securities, purchases of property and equipment, additions to capitalized software development, and cash paid for business acquisitions.
For the year ended December 31, 2020, investing activities provided $146.5 million in cash primarily due to net proceeds from the MyCase Transaction of $191.4 million and the proceeds from maturities and sales of investment securities of $27.3 million and $16.7 million, respectively. These sources of cash were partially offset by purchases of investment securities of $43.9 million, capitalized software development costs of $26.0 million, and capital expenditures of $19.0 million to purchase property and equipment primarily related to the growth and expansion of our headquarters in Santa Barbara, CA, a portion of which was reimbursed through tenant improvement allowances.
For the year ended December 31, 2019, investing activities used $89.9 million in cash primarily due to $54.0 million used to acquire Dynasty, as well as purchases of investment securities of $25.2 million, capitalized software development costs of $21.0 million for the continued investment in our software development, and capital expenditures of $8.1 million to purchase property, equipment and intangible assets for the continued growth and expansion of our business. These uses were partially offset by sales and maturities of investment securities of $2.8 million and $15.7 million, respectively.
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
For the year ended December 31, 2020, financing activities used $70.4 million in cash primarily as a result of the payment of all outstanding amounts due under the Credit Facility of $99.6 million, net share settlements for employee tax withholdings associated with the vesting of RSUs of $12.2 million, payment of contingent consideration related to the Dynasty acquisition of $6.0 million, and the repurchase of outstanding shares of Class A common stock in the amount of $4.2 million. These uses of cash were partially offset by net proceeds from the Revolving Facility of $50.8 million.
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
Off-Balance Sheet Arrangements
At December 31, 2020, we did not have any off-balance sheet arrangements.
Contractual Obligations and Other Commitments

The following table presents our contractual obligations and other commitments at December 31, 2020:

	Payments Due by Period
	Total	Less than 1 year(1)	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Operating lease obligations	52,692	(1,275)	9,327	10,172	34,468
(1) Operating lease obligations for the year ending December 31, 2021 are presented net of tenant improvement allowances of $5.2 million.
At December 31, 2020, liabilities for unrecognized tax benefits of $6.1 million were not included in our contractual obligations in the table above because, due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that would extinguish these liabilities.
For additional information regarding our contractual obligations, commitments and indemnification arrangements, refer to Note 9, Leases and Note 11, Commitments and Contingencies of our Consolidated Financial Statements included elsewhere in this Annual Report.

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
Revenue Recognition
We generate revenue from our customers primarily through subscriptions to access our core solutions and Value+ services for our cloud-based software solutions. Revenue is recognized upon transfer of control of promised services in an amount that reflects the consideration we expect to receive in exchange for those services. We enter into contracts that can include various combinations of services, which are generally capable of being distinct, distinct within the context of the contract, and accounted for as separate performance obligations. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.
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
Determining the fair value of assets acquired and liabilities assumed requires management to make significant judgments and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates and selection of comparable companies. We engage the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination.
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
Judgment is required to measure the amount of tax benefits that can be recognized associated with uncertain tax positions. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in our Consolidated Financial Statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized. We recognize interest and penalties accrued with respect to uncertain tax positions, if any, in our provision for income taxes in the Consolidated Statements of Operations.
Leases
We determine if an arrangement is a lease at inception. Operating leases are included in prepaid expenses and other current assets, operating lease right of use ("ROU") assets, other current liabilities, and operating lease liabilities on our Consolidated Balance Sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As none of our leases provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU assets also include any lease payments made to the lessor before or at the lease commencement date and excludes lease incentives received and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.
Recent Accounting Pronouncements
    For information regarding recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies of our Consolidated Financial Statements included elsewhere in this Annual Report.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
Investment Securities
At December 31, 2020, we had cash and cash equivalents of $140.3 million consisting of bank deposits, money market funds, and treasury securities, and $35.0 million of investment securities consisting of United States government agency securities and treasury securities. The primary objective of investing in securities is to support our liquidity and capital needs. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
Our investment securities are exposed to market risk due to interest rate fluctuations. While fluctuations in interest rates do not impact our interest income from our investment securities as all of these securities have fixed interest rates, changes in interest rates may impact the fair value of the investment securities. Since our investment securities are held as available for sale, all changes in fair value impact our other comprehensive income unless an investment security is considered impaired in which case changes in fair value are reported in other expense. At December 31, 2020, a hypothetical 100 basis point change in interest rates would not have resulted in a material change in the fair value of our investment securities. This estimate is based on a sensitivity model which measured an instant change in interest rates by 100 basis points at December 31, 2020.
Credit Facility
Prior to its termination in connection with the MyCase Transaction, we were exposed to interest rate risk as a result of our Credit Facility. Outstanding borrowings under the Credit Facility accrued interest as described in Note 10, Long-Term Debt, of our Consolidated Financial Statements. Our borrowings under the Credit Facility were subject to interest rate fluctuations, which could have had a material impact on our cash flows and results of operations depending on the magnitude of the fluctuations and the outstanding borrowings. In order to determine the potential impact of changes in interest rates on our cash flows and result of operations, we performed a sensitivity analysis. A hypothetical 100 basis point increase in interest rates during the year ended December 31, 2020 would not have had a material impact on our cash flows or results of operations. In connection with the MyCase Transaction, and as required by the terms of the Credit Agreement, the Credit Agreement was terminated and all obligations outstanding under the Term Loan and Revolving Facility thereunder, including all guarantees and security interests granted with respect to such obligations, were satisfied in full with proceeds from the MyCase Transaction and extinguished.
Inflation Risk
We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in inflation rates.
Foreign Currency Exchange Rate Risk
We have not been exposed to, nor do we anticipate being exposed to, material risks relating to foreign currency exchange rate fluctuations.
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AppFolio, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of AppFolio, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Uncertain Tax Positions

As described in Notes 2 and 14 to the consolidated financial statements, the Company has recorded reserves for unrecognized tax benefits from uncertain tax positions of $6.1 million as of December 31, 2020. Judgment is required to measure the amount of tax benefits that can be recognized associated with uncertain tax positions. Management recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized.

The principal considerations for our determination that performing procedures relating to uncertain tax positions is a critical audit matter are (i) the significant judgment by management when determining uncertain tax positions and measuring the amount of reserve required to be recognized, (ii) the significant auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s identification of uncertain tax positions and measurement of the amount of tax benefits recognized associated with uncertain tax positions, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the identification and recognition of the reserves for uncertain tax positions. These procedures also included, among others (i) evaluating management’s process for identifying uncertain tax positions and measuring the amount of the reserve required, (ii) testing the completeness of management’s assessment of the identification of uncertain tax positions, and (iii) testing the reasonableness of management’s assessment of the technical merits of the tax positions and estimates of the amount of tax benefit expected to be realized. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s uncertain tax positions related to the application of relevant tax laws.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 1, 2021
We have served as the Company’s auditor since 2012.

APPFOLIO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$140,263	$15,813
Investment securities—current	28,256	22,876
Accounts receivable, net	10,057	7,562
Prepaid expenses and other current assets	20,777	15,540
Total current assets	199,353	61,791
Investment securities—noncurrent	6,770	12,089
Property and equipment, net	26,439	14,744
Operating lease right-of-use assets	30,561	27,803
Capitalized software development costs, net	35,459	30,023
Goodwill	56,147	58,425
Intangible assets, net	16,357	21,377
Deferred taxes	12,181	27,574
Other long-term assets	6,213	6,276
Total assets	$389,480	$260,102
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,040	$1,927
Accrued employee expenses	18,888	17,758
Accrued expenses	14,069	10,833
Deferred revenue	2,262	4,600
Income tax payable	9,095	—
Other current liabilities	4,451	11,139
Term loan, net—current portion	—	1,208
Total current liabilities	49,805	47,465
Operating lease liabilities	40,146	33,312
Term loan, net	—	47,375
Deferred taxes	13,609	—
Total liabilities	103,560	128,152
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000 shares authorized and no shares issued and outstanding as of December 31, 2020 and December 31, 2019	—	—
Class A common stock, $0.0001 par value, 250,000 shares authorized as of December 31, 2020 and December 31, 2019; 19,148 and 16,923 shares issued as of December 31, 2020 and December 31, 2019, respectively; 18,729 and 16,552 shares outstanding as of December 31, 2020 and December 31, 2019, respectively	2	2
Class B common stock, $0.0001 par value, 50,000 shares authorized as of December 31, 2020 and December 31, 2019; 15,659 and 17,594 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	161,247	161,509
Accumulated other comprehensive income	56	33
Treasury stock, at cost, 419 and 371 shares of Class A common stock as of December 31, 2020 and December 31, 2019, respectively	(25,756)	(21,562)
Retained earnings (accumulated deficit)	150,369	(8,034)
Total stockholders’ equity	285,920	131,950
Total liabilities and stockholders’ equity	$389,480	$260,102
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue	$310,056	$256,012	$190,071
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	119,029	101,642	73,549
Sales and marketing	58,445	51,528	33,288
Research and product development	48,529	39,508	24,111
General and administrative	47,480	34,478	24,891
Depreciation and amortization	26,790	22,395	14,576
Total costs and operating expenses	300,273	249,551	170,415
Income from operations	9,783	6,461	19,656
Other income (expense), net	188,897	16	(56)
Interest (expense) income, net	(1,849)	(1,654)	787
Income before provision for (benefit from) income taxes	196,831	4,823	20,387
Provision for (benefit from) income taxes	38,428	(31,459)	420
Net income	$158,403	$36,282	$19,967
Net income per common share:
Basic	$4.62	$1.07	$0.59
Diluted	$4.44	$1.02	$0.56
Weighted average common shares outstanding:
Basic	34,264	34,016	34,128
Diluted	35,713	35,567	35,562
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$158,403	$36,282	$19,967
Other comprehensive income:
Changes in unrealized gains on investment securities	23	211	31
Comprehensive income	$158,426	$36,493	$19,998
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

						Accumulated		Retained
					Additional	Other		Earnings/
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	(Accumulated
	Class A		Class B		Capital	Income (Loss)	Stock	Deficit)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	14,879	$1	19,102	$3	$152,531	$(209)	$—	$(67,247)	$85,079
Exercise of stock options	170	—	—	—	1,035	—	—	—	1,035
Stock-based compensation	—	—	—	—	7,187	—	—	—	7,187
Vesting of restricted stock units, net of shares withheld for taxes	113	—	—	—	(2,890)	—	—	—	(2,890)
Vesting of early exercised shares	—	—	—	—	35	—	—	—	35
Conversion of Class B stock to Class A stock	993	1	(993)	(1)	—	—	—	—	—
Issuance of restricted stock awards	5	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	31	—	—	31
Repurchase of common stock	(371)	—	—	—	—	—	(21,562)	—	(21,562)
Cumulative-effect adjustment resulting from adoption of ASU 2014-09	—	—	—	—	—	—	—	2,964	2,964
Net income	—	—	—	—	—	—	—	19,967	19,967
Balance at December 31, 2018	15,789	2	18,109	2	157,898	(178)	(21,562)	(44,316)	91,846
Exercise of stock options	120	—	—	—	553	—	—	—	553
Stock-based compensation	—	—	—	—	8,985	—	—	—	8,985
Vesting of restricted stock units, net of shares withheld for taxes	123	—	—	—	(5,933)	—	—	—	(5,933)
Vesting of early exercised shares	—	—	—	—	6	—	—	—	6
Conversion of Class B stock to Class A stock	515	—	(515)	—	—	—	—	—	—
Issuance of restricted stock awards	5	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	211	—	—	211
Net income	—	—	—	—	—	—	—	36,282	36,282
Balance at December 31, 2019	16,552	2	17,594	2	161,509	33	(21,562)	(8,034)	131,950
Exercise of stock options	106	—	13	—	822	—	—	—	822
Stock-based compensation	—	—	—	—	11,112	—	—	—	11,112
Vesting of restricted stock units, net of shares withheld for taxes	166	—	—	—	(12,196)	—	—	—	(12,196)
Conversion of Class B stock to Class A stock	1,948	—	(1,948)	—	—	—	—	—	—
Issuance of restricted stock awards	5	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	23	—	—	23
Repurchase of common stock	(48)	—	—	—	—	—	(4,194)	—	(4,194)
Net income	—	—	—	—	—	—	—	158,403	158,403
Balance at December 31, 2020	18,729	$2	15,659	$2	$161,247	$56	$(25,756)	$150,369	$285,920
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash from operating activities
Net income	$158,403	$36,282	$19,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,790	22,395	14,576
Amortization of operating lease right-of-use assets	3,701	4,130	—
Deferred income taxes	29,002	(31,455)	—
Stock-based compensation	9,025	7,309	6,337
Gain on sale of business	(187,658)	—	—
Other	125	32	224
Changes in operating assets and liabilities:
Accounts receivable	(2,782)	(2,031)	(908)
Prepaid expenses and other current assets	(5,894)	(4,031)	(6,073)
Other assets	(519)	1,376	(4,447)
Accounts payable	(903)	511	614
Accrued employee expenses	2,799	4,542	1,219
Accrued expenses	6,878	55	3,281
Deferred revenue	530	1,193	(4,589)
Operating lease liabilities	(564)	(2,662)	—
Other liabilities	9,366	1,241	6,067
Net cash provided by operating activities	48,299	38,887	36,268
Cash from investing activities
Purchases of available-for-sale investments	(43,877)	(25,198)	(29,516)
Proceeds from sales of available-for-sale investments	16,711	2,750	20,900
Proceeds from maturities of available-for-sale investments	27,330	15,660	32,819
Purchases of property, equipment and intangible assets	(19,038)	(8,084)	(2,102)
Capitalization of software development costs	(26,042)	(20,998)	(12,304)
Cash paid in business acquisition, net of cash acquired	—	(54,004)	(14,441)
Proceeds from sale of business, net of cash divested	191,427	—	—
Net cash provided by (used in) investing activities	146,511	(89,874)	(4,644)
Cash from financing activities
Proceeds from stock option exercises	822	553	1,035
Tax withholding for net share settlement	(12,196)	(6,155)	(3,127)
Payment of contingent consideration	(5,977)	—	—
Proceeds from issuance of debt	50,752	2,169	50,138
Principal payments on debt	(99,565)	(3,419)	(138)
Payment of debt issuance costs	—	(420)	—
Purchase of treasury stock	(4,194)	—	(21,562)
Net cash (used in) provided by financing activities	(70,358)	(7,272)	26,346
Net increase (decrease) in cash and cash equivalents	124,452	(58,259)	57,970
Cash, cash equivalents and restricted cash
Beginning of period	16,247	74,506	16,536
End of period	$140,699	$16,247	$74,506

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Supplemental disclosure of cash flow information
Cash paid for interest	$1,815	$2,169	$118
Cash paid for income taxes	85	545	82
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	2,198	5,007	—
Right-of-use assets obtained in exchange for operating lease liabilities	6,644	14,986	—

Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$370	$3,447	$518
Capitalization of software development costs included in accrued expenses and accrued employee expenses	383	1,187	825
Stock-based compensation capitalized for software development	2,087	1,844	1,087
Purchase consideration for acquisitions included in other current liabilities	—	5,977	—
Debt issuance and other financing costs accrued, not paid	—	—	371

    The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total of the same such amounts shown above (in thousands):

	December 31,
	2020	2019	2018
Cash and cash equivalents	$140,263	$15,813	$74,076
Restricted cash included in other assets	436	434	430
Total cash, cash equivalents and restricted cash	$140,699	$16,247	$74,506

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
1. Nature of Business
AppFolio, Inc. ("we," "us" or "our") provides innovative software, services and data analytics to the real estate industry. Our industry-specific, cloud-based solutions are used primarily by property managers, and also by numerous other constituencies in the property management business ecosystem. These other constituencies include property owners, rental prospects, tenants and service providers, whom we refer to collectively as "users". Although specific functionality varies by product, our core solutions are designed to enable our customers to digitally transform their businesses, address critical business operations and enable exceptional customer service. In addition to our core solutions, we offer an array of optional, but often business-critical, Value+ services that are designed to enhance, automate and streamline processes and workflows that are essential to our customers' businesses. Our Value+ services are generally available on an as-needed basis and enable our customers to adapt our offerings to their specific operational requirements.
Our solutions and services are designed to be a system of record to automate essential business processes, a system of engagement to enhance business interactions between our customers and their business ecosystems and a system of intelligence designed to leverage data to predict and optimize business workflows in order to enable exceptional customer experiences and increase efficiency across our customers' businesses. Our mobile-optimized software solutions are designed for use across multiple devices and operating systems. Our software solutions are offered as a service, are hosted using a modern cloud-based architecture, and in part, use artificial intelligence technologies. This architecture leads to rich data sets that have a consistent schema across our customer and user base and enables us to deploy data-powered products and services for our customers and users.
For the years ended December 31, 2020, 2019 and 2018, our revenue was $310.1 million, $256.0 million and $190.1 million, respectively of which $284.7 million, $231.1 million and $172.4 million, respectively, are derived from our software and services offered to the real estate vertical. During certain periods covered by this Annual Report, we also provided software solutions and services to the legal vertical.
On September 30, 2020, we completed our divestiture of 100% of the issued and outstanding equity interests of MyCase, Inc. ("MyCase"), a former wholly owned subsidiary that provided such legal practice and case management software solutions to our legal customers. We sold MyCase to Mockingbird AcquisitionCo Inc., a Delaware corporation (“Buyer”) affiliated with funds advised by Apax Partners LLP, for $193.0 million pursuant to a Stock Purchase Agreement, dated September 7, 2020 (the “Purchase Agreement”), by and among Buyer, us and MyCase (the “MyCase Transaction”). In connection with the closing of the MyCase Transaction, and in accordance with the terms of the Purchase Agreement, we entered into certain ancillary agreements with MyCase, including relating to certain post-closing transition services to be provided by us to MyCase at fair market value, as well as an intellectual property licensing agreement for certain software and patents for which no ongoing licensing fees will be received. We recognized a pre-tax gain on the sale of $187.7 million on the MyCase Transaction.
2. Summary of Significant Accounting Policies
Basis of Presentation and Significant Accounting Policies
The accompanying Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Reclassification
We reclassified certain amounts in our Consolidated Balance Sheet in the prior year to confirm to the current year's presentation.
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

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue, expenses, other income, and provision for income taxes during the reporting period. Assets and liabilities which are subject to judgment and use of estimates include the fair value of assets and liabilities assumed in business combinations, fair value of financial instruments, capitalized software development costs, period of benefit associated with deferred costs, incremental borrowing rate used to measure operating lease liabilities, the recoverability of goodwill and long-lived assets, income taxes, useful lives associated with property and equipment and intangible assets, contingencies, and valuation and assumptions underlying stock-based compensation and other equity instruments.
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
In light of the unknown duration and severity of COVID-19, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply our significant accounting policies. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of December 31, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for credit losses, the carrying value of goodwill and other long-lived assets, performance-based compensation and income taxes.
As of the date of our Consolidated Financial Statements, we are not aware of any specific event or circumstance that would require us to update our estimates or judgments or to revise the carrying value of our assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in our consolidated financial statements in future periods. While we considered the effects of COVID-19 in our estimates and assumptions, due to the level of uncertainty regarding the economic and operational impacts of COVID-19 on our business, there may be other judgments and assumptions that we have not considered. Such judgments and assumptions could result in a meaningful impact on our Consolidated Financial Statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on our Consolidated Financial Statements.
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
Concentrations of Credit Risk
Financial instruments that potentially subject us to credit risk consist principally of cash, cash equivalents, restricted cash, accounts receivable, investment securities and notes receivable. We maintain cash balances at financial institutions in excess of amounts insured by United States government agencies or payable by the United States government directly. We place our cash with high credit, quality financial institutions. We invest in investment securities with a minimum rating of A by Standard & Poor's or A-1 by Moody's and regularly monitor our investment security portfolio for changes in credit ratings.
Concentrations of credit risk with respect to accounts receivable and revenue are limited due to a large, diverse customer base. No individual customer represented 10% or more of accounts receivable at December 31, 2020 and 2019 or revenue for the years ended December 31, 2020, 2019 and 2018.
Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Accounting Standard Codification 820, Fair Value Measurements and Disclosures, describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:
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
Cash, Cash Equivalents and Restricted Cash
We consider all highly liquid investments, readily convertible to cash, and which have a remaining maturity date of three months or less at the date of purchase, to be cash equivalents. Cash and cash equivalents are recorded at fair value and consist primarily of bank deposits, treasury securities, and money market funds.
Restricted cash of $0.4 million at December 31, 2020 and 2019, is comprised of certificates of deposits relating to collateral requirements for customer automated clearing house and credit card chargebacks and minimum collateral requirements for our insurance services, which are recorded in other long-term assets.
        Investment Securities
Our investment securities currently consist of corporate bonds, United States government agency securities and treasury securities. We classify investment securities as available-for-sale at the time of purchase and reevaluate such classification at each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale investment securities are included in accumulated other comprehensive income, a component of stockholders’ equity. We classify our investments as current when the period of time between the reporting date and the contractual maturity is twelve months or less and as noncurrent when the period of time between the reporting date and the contractual maturity is more than twelve months.
For available-for-sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through income. For securities in an unrealized loss position that do not meet these criteria, we evaluate whether the decline in fair value has resulted from credit loss or other factors. If this assessment indicates a credit loss exists, the credit-related portion of the loss is recorded as an allowance for losses on the security. No allowance for credit losses for available-for-sale investment securities was recorded as of December 31, 2020.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. The allowance for credit losses is based on historical loss experience, the number of days that receivables are past due, and an evaluation of the potential risk of loss associated with delinquent accounts. Accounts receivable considered uncollectible are charged against the allowance for credit losses when identified. We do not have any off-balance sheet credit exposure related to our customers. At December 31, 2020 and 2019, our allowance for credit losses was not material.
Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of assets. The estimated useful lives of our property and equipment are as follows:

Asset Type	Depreciation Period
Computer equipment	3 years
Furniture and fixtures	7 years
Office equipment	3 to 5 years
Leasehold improvements	Shorter of remaining life of lease or asset life
Repair and maintenance costs are expensed as incurred. Renewals and improvements are capitalized. Assets disposed of or retired are removed from the cost and accumulated depreciation accounts and any resulting gain or loss is reflected in our results of operations.

Leases
We determine if an arrangement is a lease at inception. Operating leases are included in prepaid expenses and other current assets, operating lease ROU assets, other current liabilities, and operating lease liabilities on our Consolidated Balance Sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments, over the lease term at commencement date. As none of our leases provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU assets also include any lease payments made to the lessor before or at the lease commencement date and excludes lease incentives received and initial direct costs incurred. Our lease terms may include options to extend the lease when it is reasonably certain that we will exercise that option.
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
Capitalized Software Development Costs
Software development cost consist of certain payroll and stock compensation costs incurred to develop functionality of our internal-use software solutions. We capitalize certain software development costs for new offerings as well as significant upgrades and enhancements to our existing software solutions. Capitalized software development costs are amortized using the straight-line method over an estimated useful life of three years. We do not transfer ownership of our software, license, or lease our software to third parties. We believe there are two key estimates within the capitalized software balance, which are the determination of the useful life of the software and the determination of the amounts to be capitalized.
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
We determine the amount of internal software costs to be capitalized based on the amount of time spent by our software engineers on projects. Costs associated with building or significantly enhancing our software solutions and new internally built software solutions are capitalized, while costs associated with planning new developments and maintaining our software solutions are expensed as incurred. There is judgment involved in estimating the stage of development as well as estimating time allocated to a particular project. A significant change in the time spent on each project could have a material impact on the amount capitalized and related amortization expense.
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
We have one reporting unit and we test for goodwill impairment annually during the fourth quarter of the calendar year. Additionally, in connection with the disposal of goodwill associated with the MyCase Transaction, we performed a goodwill impairment assessment as of September 30, 2020 on our remaining goodwill balance. Based on the assessments performed at September 30, 2020 and November 1, 2020, we determined it was unlikely that our reporting unit fair value was less than its carrying value and no quantitative impairment test assessment was required. There were no indicators that our goodwill has become impaired since that date, and as such, there was no impairment charges recorded.
No impairment losses were recorded for goodwill during the years ended December 31, 2020, 2019 and 2018.

Intangible assets primarily consist of acquired database and technology, non-compete agreements, customer and partner relationships, trademarks and trade names, domain names and patents, which are recorded at cost, less accumulated amortization. We determine the appropriate useful life of our intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized over their estimated useful lives on a straight-line basis, which approximates the pattern in which the economic benefits of the assets are consumed.
Impairment of Long-Lived Assets
We assess the recoverability of our long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable or that the useful lives of those assets are no longer appropriate. An impairment charge would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. There were no impairment charges related to the identified long-lived assets for the years ended December 31, 2020, 2019 and 2018.
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
Determining the fair value of assets acquired and liabilities assumed requires management to make significant judgments and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates and selection of comparable companies. We engage the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination.
Acquisition-related transaction costs are not included as a component of consideration transferred, but are accounted for as an operating expense in the period in which the costs are incurred.
Revenue Recognition
We generate revenue from our customers primarily for subscriptions to access our core solutions and Value+ services for our cloud-based software solutions. Revenue is recognized upon transfer of control of promised services in an amount that reflects the consideration we expect to receive in exchange for those services. We enter into contracts that can include various combinations of services, which are generally capable of being distinct, distinct within the context of the contract, and accounted for as separate performance obligations. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. Refer to Note 15, Revenue and Other Information for the disaggregated breakdown of revenue between core solutions, Value+ services and other revenue.
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
Deferred Revenue
We record deferred revenue when cash payments are received in advance of our performance. During the twelve months ended December 31, 2020 and 2019, we recognized revenue of $4.5 million and $3.4 million, respectively, that were included in the deferred revenue balances at December 31, 2019 and 2018, respectively.
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

Deferred costs were $10.3 million and $9.5 million at December 31, 2020 and 2019, respectively, of which $5.5 million and $4.8 million, respectively, are included in prepaid expenses and other current assets and $4.8 million and $4.6 million, respectively, are included in other assets in the accompanying Consolidated Balance Sheets. Amortization expense for deferred costs was $5.8 million, $4.2 million, and $2.0 million for the years ended December 31, 2020, 2019, and 2018, respectively. For the years ended December 31, 2020 and 2019, no impairments were identified in relation to the costs capitalized for the periods presented.
Cost of Revenue
Cost of revenue includes the fees paid to these third-party service providers (including legal fees and costs associated with the delivery and provision of those services, as well as loss reserves and other costs associated with our legal liability to landlord insurance services), which vary both in cost and as a percent of revenue for each Value+ service offering, personnel-related costs (including salaries, performance-based compensation, benefits, and stock-based compensation) for our employees focused on customer service and the support of our operations, platform infrastructure costs (such as data center operations and hosting-related costs), payment processing fees and allocated shared costs. Cost of revenue excludes depreciation of property and equipment, and amortization of capitalized software development costs and intangible assets.
Sales and Marketing
Sales and marketing expense consists of personnel-related costs (including salaries, sales commissions, performance-based compensation, benefits, and stock-based compensation) for our employees focused on sales and marketing, costs associated with sales and marketing activities, and allocated shared and other costs. Marketing activities include advertising, online lead generation, lead nurturing, customer and industry events, and the creation of industry-related content and collateral. Sales commissions and other incremental costs to acquire customers and grow adoption and utilization of our Value+ services by our new and existing customers are deferred and then amortized on a straight-line basis over a period of benefit, which we have determined to be three years. We focus our sales and marketing efforts on generating awareness of our software solutions, creating sales leads, establishing and promoting our brands, and cultivating an educated community of successful and vocal customers. Advertising expenses were $7.0 million, $5.8 million and $4.5 million for each of the years ended December 31, 2020, 2019 and 2018, respectively, and are expensed as incurred.
Research and Product Development
Research and product development expense consists of personnel-related costs (including salaries, performance-based compensation, benefits, and stock-based compensation) for our employees focused on research and product development, fees for third-party development resources, and allocated shared and other costs. Our research and product development efforts are focused on enhancing functionality and the ease of use of our existing software solutions by adding new core functionality, Value+ services and other improvements, as well as developing new products and services for new and existing markets. We capitalize our software development costs which meet the criteria for capitalization. Amortization of capitalized software development costs is included in depreciation and amortization expense.
General and Administrative
General and administrative expense consists of personnel-related costs (including salaries, a majority of total performance-based compensation, benefits, and stock-based compensation) for employees in our executive, finance, information technology, human resources, legal, compliance, corporate development and administrative organizations. In addition, general and administrative expense includes fees for third-party professional services (including audit, legal, compliance, tax, and consulting services), transaction costs related to business combinations and divestitures, regulatory fines and penalties, other corporate expenses, and allocated shared costs.
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
Stock-Based Compensation
We recognize stock-based compensation expense for stock-based awards granted to employees and directors that can be settled in shares of our common stock. We estimate the fair value of stock options and performance-based stock options ("PSOs"), using the Black-Scholes option-pricing model. We estimate the fair value of restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance-based RSUs or performance share units ("PSUs") based on the fair value of our common stock on the date of grant.

Stock Options
For the years ended December 31, 2020, 2019, and 2018 we did not grant time-based stock options or PSOs.
Restricted Stock Units
RSUs generally vest in equal tranches over four annual periods and are expensed on a straight-line basis over the vesting period. The shares underlying the RSU grants are not issued and outstanding until the applicable vesting date.
Performance-Based Equity Awards
Our PSUs include performance conditions that require us to estimate the probable outcome of the performance condition. This assessment is based on management's judgment using internally developed forecasts and assessed at each reporting period. Compensation cost is recorded if it is probable that the performance condition will be achieved. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSUs that are probable of vesting. PSUs will vest upon achievement of the relevant performance metric once such calculation is reviewed and approved by our Board of Directors.
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
Judgment is required to measure the amount of tax benefits that can be recognized associated with uncertain tax positions. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in our Consolidated Financial Statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized. We recognize interest and penalties accrued with respect to uncertain tax positions, if any, in our provision for income taxes in the Consolidated Statements of Operations.

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
The net income per common share was the same for our Class A and Class B common shares because they are entitled to the same liquidation and dividend rights and are therefore combined in the table below. The following table presents a reconciliation of our weighted average number of Class A and Class B common shares used to compute net income per share (in thousands):

	Year Ended December 31,
	2020	2019	2018
Weighted average common shares outstanding	34,269	34,020	34,139
Less: Weighted average unvested restricted shares subject to repurchase	5	4	11
Weighted average common shares outstanding; basic	34,264	34,016	34,128

Weighted average common shares outstanding; basic	34,264	34,016	34,128
Plus: Weighted average options, restricted stock units and restricted shares used to compute diluted net income per common share	1,449	1,551	1,434
Weighted average common shares outstanding; diluted	35,713	35,567	35,562
For the years ended December 31, 2020, 2019 and 2018, an aggregate of 79,000, 187,000 and 358,000 shares, respectively, underlying PSOs and PSUs were not included in the computations of diluted and anti-dilutive shares as they are considered contingently issuable upon satisfaction of pre-defined performance measures and their respective performance measures have not been met. RSUs with an anti-dilutive effect were excluded from the calculation of weighted average number of shares used to compute diluted net income per common share and they were not material for the years ended December 31, 2020, 2019 and 2018.
Recent Accounting Pronouncements Adopted in 2018
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
Recent Accounting Pronouncements Adopted in 2019
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
Recent Accounting Pronouncements Adopted in 2020
In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which amends the current accounting guidance and requires the measurement of all expected losses based on historical experience, current conditions and reasonable and supportable forecasts. This guidance amends the accounting for credit losses for available-for-sale investment securities and purchased financial assets with credit deterioration. We adopted ASU 2016-13 on January 1, 2020. The adoption of this guidance did not have a material impact on our financial condition, results of operations, cash flows or disclosures.

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
3. Divestitures and Business Combinations
Divestiture of MyCase
On September 30, 2020, we completed the MyCase Transaction for $193.0 million, consisting of $192.2 million of cash proceeds, plus a $2.2 million employee retention bonus pool funded by us, less cash divested of $0.8 million and a preliminary working capital adjustment of $0.6 million. The retention bonus pool is refundable to us to the extent that MyCase employees are terminated prior to the retention period, which is one year from the closing date of the MyCase Transaction. A portion of the cash proceeds was used to pay all outstanding borrowings under the Credit Facility. Refer to Note 10, Long-Term Debt, of our Consolidated Financial Statements for more information about the termination of the Credit Facility.
We recognized a pre-tax gain on the sale of $187.7 million on the MyCase Transaction, consisting of cash proceeds of $192.2 million, less net assets divested of $4.6 million. Net assets divested is primarily comprised of capitalized software development costs of $3.9 million, deferred revenue of $2.8 million and goodwill allocated to MyCase of $2.3 million. The gain on the sale is included within Other income (expense), net in our Consolidated Statements of Operations. Income received in relation to the transition services provided by us to MyCase of $1.1 million is included within Other income (expense), net in our Consolidated Statements of Operations. Refer to Note 1, Nature of Business, of our Consolidated Financial Statements for more information about the MyCase Transaction.
Acquisition of Dynasty
On January 7, 2019, we acquired 100% of the voting equity interest of Dynasty Marketplace, Inc. ("Dynasty") for $60.2 million, of which $6.0 million the "Holdback Amount") was retained by us to satisfy any necessary adjustments, including without limitation certain indemnification claims. The balance of the Holdback Amount, less any amount retained with respect to any unresolved indemnification claims, was released to the stockholders of Dynasty on January 10, 2020 in accordance with the terms of the purchase agreement. Dynasty is a provider of advanced artificial intelligence solutions for the real estate vertical, which automate leasing communications, replace manual tasks and help customers grow their portfolios.
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

	Year Ended December 31,
	2019	2018
Revenue	$256,047	$193,405
Net income	32,339	5,937

4. Investment Securities and Fair Value Measurements
Investment Securities
Investment securities classified as available-for-sale consisted of the following at December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Agency securities	$17,104	$29	$(1)	$17,132
Treasury securities	17,847	47	—	17,894
Total available-for-sale investment securities	$34,951	$76	$(1)	$35,026

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$9,597	$18	$(1)	$9,614
Agency securities	11,101	17	—	11,118
Treasury securities	14,222	12	(1)	14,233
Total available-for-sale investment securities	$34,920	$47	$(2)	$34,965
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
At December 31, 2020 and 2019, the contractual maturities of our investments did not exceed 36 months. The fair values of available-for-sale investments, by remaining contractual maturity, are as follows (in thousands):

	December 31, 2020		December 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$28,197	$28,256	$22,846	$22,876
Due after one year through three years	6,754	6,770	12,074	12,089
Total available-for-sale investment securities	$34,951	$35,026	$34,920	$34,965
During the years ended December 31, 2020 and 2019, we had sales and maturities (which include calls) of investment securities, as follows (in thousands):

	Year Ended December 31, 2020
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$6	$—	$4,006	$5,600
Agency securities	25	—	7,878	1,900
Treasury securities	4	(2)	4,827	19,830
	$35	$(2)	$16,711	$27,330

	Year Ended December 31, 2019
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$—	$(1)	$2,750	$11,350
Agency securities	6	—	—	3,625
Treasury securities	—	—	—	685
	$6	$(1)	$2,750	$15,660
For the years ended December 31, 2020, 2019 and 2018 we received interest income net of the amortization and accretion of the premium and discount of $0.3 million, $0.6 million, and $1.0 million, respectively.
Fair Value Measurements
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and 2019, by level within the fair value hierarchy (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$4,749	$—	$—	$4,749
Treasury securities	97,433	—	—	97,433
Available-for-sale investment securities:
Agency securities	—	17,132	—	17,132
Treasury securities	17,894	—	—	17,894
Total	$120,076	$17,132	$—	$137,208

	December 31, 2019
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$337	$—	$—	$337
Available-for-sale investment securities:
Corporate bonds	—	9,614	—	9,614
Agency securities	—	11,118	—	11,118
Treasury securities	14,233	—	—	14,233
Total	$14,570	$20,732	$—	$35,302
The carrying amounts of cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.
As of December 31, 2019, the estimated fair value of the $50.0 million term loan issued by Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent, and the lenders that are parties thereto ("Term Loan") and the $50.0 million revolving credit facility made available to us by Wells Fargo and the lenders that are parties thereto ("Revolving Facility," and, together with the Term Loan, the "Credit Facility"), approximated their carrying values due to the variable interest rates. We considered the fair value of the Credit Facility to be Level 2 measurements as these debt instruments were not actively traded. We carried the Term Loan at face value less the unamortized discount. Refer to Note 10, Long-Term Debt, of our Consolidated Financial Statements for more information about our since-terminated Credit Facility.
There were no changes to our valuation techniques used to measure asset and liability fair values on a recurring basis during the year ended December 31, 2020. The valuation techniques for the financial assets in the tables above are as follows:

Cash Equivalents
At December 31, 2020 and 2019, cash equivalents include cash invested in money market funds and treasury securities with a maturity of three months or less. Fair value is based on market prices for identical assets.
Available-for-Sale Investment Securities
Fair value for our Level 1 investment securities is based on market prices for identical assets. Our Level 2 securities were priced by a pricing vendor. The pricing vendor utilizes the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, other observable inputs like market transactions involving comparable securities are used.
Non-Recurring Fair Value Measurements
Certain assets, including goodwill, intangible assets and our note receivable with SecureDocs, Inc., are also subject to measurement at fair value on a non-recurring basis using Level 3 measurement, but only when they are deemed to be impaired. For the years ended December 31, 2020, 2019 and 2018, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.

5. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2020	2019
Data center and computer equipment	$4,597	$7,983
Furniture and fixtures	6,021	3,953
Office equipment	3,324	1,141
Leasehold improvements	22,952	6,192
Construction in process	617	7,118
Gross property and equipment	37,511	26,387
Less: Accumulated depreciation	(11,072)	(11,643)
Total property and equipment, net	$26,439	$14,744
Depreciation expense for property and equipment totaled $4.0 million, $3.1 million, and $2.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
During September 2020, $13.9 million of capitalized costs, principally comprised of furniture and fixtures and leasehold improvements related to our corporate headquarters in Santa Barbara, California were ready for their intended use and were placed into service.
6. Capitalized Software Development Costs, net
Capitalized software development costs, net were as follows (in thousands):

	December 31,
	2020	2019
Capitalized software development costs, gross	$96,974	$81,475
Less: Accumulated amortization	(61,515)	(51,452)
Capitalized software development costs, net	$35,459	$30,023
Capitalized software development costs were $27.3 million, $23.6 million and $13.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization expense with respect to software development costs totaled $17.9 million, $14.0 million and $11.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. During the year ended December 31, 2020, $3.9 million in capitalized software development costs were divested in connection with the MyCase Transaction.
Future amortization expense with respect to capitalized software development costs at December 31, 2020 is estimated as follows (in thousands):

Years Ending December 31,
2021	$18,008
2022	12,783
2023	4,668
Total amortization expense	$35,459

7. Intangible Assets, net and Goodwill
Intangible assets, net consisted of the following (in thousands, except years):

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$2,840	$(1,550)	$1,290	5.0
Database	8,330	(1,787)	6,543	10.0
Technology	6,539	(3,641)	2,898	4.0
Trademarks and trade names	1,890	(732)	1,158	5.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	7,400	(2,964)	4,436	5.0
Domain names	90	(70)	20	5.0
Patents	252	(240)	12	5.0
Total intangible assets, net	$28,021	$(11,664)	$16,357	6.3

	December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$3,070	$(1,296)	$1,774	5.0
Database	8,330	(954)	7,376	10.0
Technology	10,541	(6,074)	4,467	5.0
Trademarks and trade names	2,690	(898)	1,792	6.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	7,400	(1,484)	5,916	5.0
Domain names	301	(276)	25	5.0
Patents	252	(225)	27	5.0
Backlog	470	(470)	—	1.0
Total intangible assets, net	$33,734	$(12,357)	$21,377	6.2
Amortization expense with respect to intangible assets totaled $4.9 million, $5.3 million and $1.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. Future amortization expense with respect to intangible assets is estimated as follows (in thousands):

Years Ending December 31,
2021	$4,646
2022	4,605
2023	3,060
2024	835
2025	833
Thereafter	2,378
Total amortization expense	$16,357
Our goodwill balance is solely attributed to acquisitions. As a result of the disposal of goodwill associated with the MyCase Transaction, we performed a goodwill impairment assessment as of September 30, 2020 on our remaining goodwill balance. There have been no impairment charges recorded against goodwill. The change in the carrying amount of goodwill during the twelve months ended December 31, 2020 is as follows (in thousands):

Goodwill at December 31, 2019	$58,425
Goodwill attributed to MyCase divestiture	(2,278)
Goodwill at December 31, 2020	$56,147

8. Accrued Employee Expenses
Accrued employee expenses consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued vacation	$8,277	$5,554
Accrued bonuses	5,638	3,872
Accrued commissions	1,995	1,860
Accrued payroll	1,921	5,202
Accrued payroll taxes and other	1,057	1,270
Total accrued employee expenses	$18,888	$17,758
9. Leases
Operating leases for our corporate offices have remaining lease terms ranging from one to eleven years, some of which include options to extend the leases for up to ten years. These options to extend have not been recognized as part of our operating lease right-of-use assets and lease liabilities as it is not reasonably certain that we will exercise these options. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. We have lease agreements with lease and non-lease components, which we have elected to combine for all asset classes. Certain leases contain provisions for property-related costs that are variable in nature for which the Company is responsible, including common area maintenance. Operating lease cost associated with our operating leases for the twelve months ended December 31, 2020 and 2019 was $5.3 million and $5.1 million, respectively. Variable lease cost associated with our operating leases for the twelve months ended December 31, 2020 and 2019 was $1.4 million and $1.1 million, respectively. We recorded rent expense of $2.6 million for the year ended December 31, 2018.

    Lease-related assets and liabilities were as follows (in thousands, except years and %):

	December 31,
	2020	2019
Assets
Prepaid expenses and other current assets	$3,972	$3,908
Operating lease right-of-use assets	30,561	27,803

Liabilities
Other current liabilities	$1,845	$2,826
Operating lease liabilities	40,146	33,312
Total lease liabilities	$41,991	$36,138

Weighted-average remaining lease term (years)	10.8	10.6
Weighted-average discount rate	4.5%	4.7%

    Future minimum lease payments under non-cancellable leases as of December 31, 2020 were as follows (in thousands):

Years ending December 31,
2021(1)	$(915)
2022	4,544
2023	4,845
2024	4,797
2025	4,671
Thereafter	32,040
Total future minimum lease payments	49,982
Less: imputed interest	(11,963)
Total(2)	$38,019
(1) Future minimum lease payments for the year ending December 31, 2021 are presented net of tenant improvement allowances of $4.8 million.
(2) Total future minimum lease payments include the current portion of lease liabilities recorded in Prepaid expenses and other current assets of $4.0 million on our Consolidated Balance Sheets, which relates to certain of our leases for which the lease incentives to be received exceed the minimum lease payments to be paid over the next twelve months.
On December 17, 2020, we entered into a lease amendment for 1707 N Plano Road, Richardson, Texas. The amendment expands the current leased space with three additional suites totaling approximately 23,833 square feet and extends the lease term to March 31, 2032. The total commitment under this lease is $11.6 million.
10. Long-term Debt
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
Under the terms of the Second Amendment, borrowings under the Credit Agreement would bear interest at a fluctuating rate per annum equal to, at our option, (i) LIBOR or (ii) an alternate base rate, in each case plus the applicable interest rate margin. Borrowings would fluctuate between LIBOR plus 1.5% per annum and adjusted LIBOR plus 2.0% per annum (or between the alternate base rate plus 0.5% per annum and the alternate base rate plus 1.0% per annum), based upon our Required Leverage Ratio.

Fees payable on the unused portion of the Revolving Facility were 0.25% per annum, unless the average usage of the Revolving Facility was equal to or less than $30.0 million for the applicable period, in which case the fees on the unused portion of the Revolving Facility would have been 0.375% per annum.
In connection with the MyCase Transaction, and as required by the terms of the Credit Agreement, the Credit Agreement was terminated and all obligations outstanding under the Term Loan and Revolving Facility thereunder, including all guarantees and security interests granted with respect to such obligations, were satisfied in full with proceeds from the MyCase Transaction and extinguished. Immediately prior to the repayment of amounts owed under, and termination of, the Credit Agreement, there were approximately $48.1 million in term loans outstanding and $49.1 million in revolving borrowings outstanding. Refer to Note 1, Nature of Business, and Note 3, Divestitures and Business Combinations, of our Consolidated Financial Statements for more information about the MyCase Transaction.
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
Debt financing costs were deferred and amortized, using the straight-line method, which approximated the effective interest method, for costs related to the Term Loan and the straight-line method for costs related to the Revolving Facility over the term of the arrangement; such amortization is included in Interest expense, net in the Consolidated Statements of Operations. Amortization of deferred debt financing costs was not material for the years ended December 31, 2020, 2019 and 2018. At December 31, 2019, the remaining unamortized deferred debt financing costs were $0.4 million, of which $0.2 million was offset against debt. As of December 31, 2019, $0.3 million of the remaining unamortized deferred debt financing costs were recorded in Prepaid expenses and other current assets and Other long-term assets on our Condensed Consolidated Balance Sheets, as they pertained to the Revolving Facility.
The following is a summary of our long-term debt as of December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020	December 31, 2019
Principal amounts due under Term Loan	$—	$48,750
Unamortized debt financing costs	—	(167)
Long-term debt, net of unamortized debt financing costs	$—	$48,583
11. Commitments and Contingencies
Legal Liability to Landlord Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc., which was established to provide our customers with the option to purchase legal liability to landlord insurance. If our customers choose to use our insurance services, they are issued an insurance policy underwritten by our third-party service provider. The policy has a limit of $100,000 per incident for each insured residence. We have entered into a reinsurance agreement with our third-party service provider and, as a result, we assume a 100% quota share of the legal liability to landlord insurance provided to our customers through our third-party service provider. Included in cost of revenue we accrue for reported claims, and an estimate of losses incurred but not reported by our property management customers, as we bear the risk related to claims. Our liability for reported claims and incurred but not reported claims at December 31, 2020 and 2019 was $1.5 million and $1.8 million, respectively, and is included in other current liabilities on our Consolidated Balance Sheets.
Included in prepaid expenses and other current assets as of December 31, 2020 and 2019 are $2.7 million and $1.3 million, respectively, of deposits held with a third party related to requirements to maintain collateral for our insurance services.
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

In December 2018, we received a Civil Investigative Demand from the Federal Trade Commission ("FTC") requesting certain information relating to our compliance with the Fair Credit Reporting Act in connection with our tenant screening Value+ service (the "FTC Investigation"). On April 30, 2020, the FTC staff informed us of its belief that there is a reasonable basis for asserting claims against us for our alleged failure to comply with certain sections of the FCRA that could result in monetary penalty and/or injunctive relief. We disagree with the stated belief of the FTC and vigorously defended our position.
Notwithstanding our disagreement with the FTC's position, and primarily in an effort to avoid protracted litigation and potential distraction to our business, we entered into settlement negotiations with the FTC in an effort to resolve all claims and allegations arising out of or relating to the FTC Investigation. Those settlement negotiations resulted in a final agreement between the parties that is memorialized in a Stipulated Order for Permanent Injunction and Civil Penalty Judgment filed in the United States District Court for the District of Columbia on January 12, 2021. We admitted no wrongdoing in connection with the settlement.
In the second quarter of 2020, we determined that a loss stemming from the FTC Investigation was probable and that a reasonable estimate of the loss was approximately $4.3 million. Accordingly, an accrual of $4.3 million is included within accrued expenses on our Consolidated Balance Sheet as of December 31, 2020. The ultimate settlement amount of $4.3 million was paid in January 2021.
In addition to the foregoing, from time to time, we are involved in various other investigatory inquiries or legal proceedings arising from or related to matters incident to the ordinary course of our business activities, including actions with respect to intellectual property, employment, regulatory and contractual issues. Although the results of such investigatory inquiries and legal proceedings cannot be predicted with certainty, we believe that we are not currently a party to any investigatory inquiries or legal proceeding(s) which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows.
Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of any applicable agreements, services to be provided by us, or intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses and is indeterminable. We have never paid a material claim, nor have any legal claims been brought against us, in connection with these indemnification arrangements. At December 31, 2020 and 2019, we have not accrued a liability for these indemnification arrangements because we determined that the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably possible and the amount or range of amounts of any such liability is not reasonably estimable.
12. Stockholders’ Equity
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
Share Repurchase Program
On February 20, 2019, our Board of Directors authorized a $100.0 million share repurchase program (the "Share Repurchase Program") relating to our outstanding shares of Class A common stock. Under the Share Repurchase Program, share repurchases may be made from time to time, as directed by a committee consisting of three directors, in open market purchases or in privately negotiated transactions at a repurchase price that the members of the committee unanimously believe is below intrinsic value conservatively determined. The Share Repurchase Program does not obligate us to repurchase any specific dollar amount or number of shares, there is no expiration date for the Share Repurchase Program, and it may be modified, suspended or terminated at any time and for any reason.
During the three months ended March 31, 2020, we repurchased a total of 48,002 shares of our Class A common stock through open market repurchases, and recorded a $4.2 million reduction to stockholders' equity, which includes broker commissions. We have not made any repurchases under the Share Repurchase Program subsequent to the three months ended March 31, 2020.
13. Stock-Based Compensation
2015 Stock Incentive Plan

In conjunction with our IPO in 2015, our Board of Directors and stockholders adopted the 2015 Stock Incentive Plan (the "2015 Plan"). Upon adoption of the 2015 Plan, 2,000,000 shares of our Class A common stock were reserved and available for grant and issuance. On January 1 of each subsequent calendar year, the number of shares available for grant and issuance under the 2015 Plan increase by the lesser of (i) the number of shares of our Class A common stock subject to awards granted under the 2015 Plan during the preceding calendar year and (ii) such lesser number of shares of our Class A common stock determined by our Board of Directors. At December 31, 2020, we have reserved an aggregate of 4,026,493 shares of our Class A common stock for grant and issuance under the 2015 Plan. The number of shares of our Class A common stock is also subject to adjustment in the event of a recapitalization, stock split, reclassification, stock dividend or other change in our capitalization. The 2015 Plan authorizes the award of stock options, stock appreciation rights, RSAs, RSUs, performance awards and stock bonuses. The 2015 Plan provides for the grant of awards to our employees, directors, consultants and independent contractors, subject to certain exceptions. RSUs, PSUs, and RSAs have been issued during 2020 pursuant to the 2015 Plan.
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
2007 Stock Incentive Plan
On February 14, 2007, our Board of Directors adopted the 2007 Stock Incentive Plan (the “2007 Plan”). Following our IPO, our Board of Directors determined not to make any further awards under the 2007 Plan. The 2007 Plan expired on February 14, 2017. The 2007 Plan will continue to govern outstanding awards granted under the 2007 Plan.
Stock Options
A summary of our stock option activity for the year ended December 31, 2020 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years
Options outstanding as of December 31, 2019	1,342	$11.84	5.9
Options granted	—	—
Options exercised	(119)	6.93
Options cancelled/forfeited	(55)	23.75
Options outstanding as of December 31, 2020	1,168	$11.77	5.0

At December 31, 2020:
Options vested and expected to vest	1,168	$11.77	5.0
Options exercisable	1,168	$11.77	5.0
During the year ended December 31, 2020, 77,000 PSOs vested based on the achievement of 95% of the pre-established free cash flow performance target for the year ended December 31, 2019, and 40,000 PSOs vested based on the achievement of 115% of the pre-established gross margin target for the year ended December 31, 2019.
Our stock-based compensation expense for stock options for the years ended December 31, 2020 was not material. Our stock-based compensation expense for stock options for the years ended December 31, 2019 and 2018 was $0.6 million and $1.6 million, respectively. At December 31, 2020, the total remaining stock-based compensation expense for unvested stock options was not material.
The fair value of stock options is estimated on their date of grant using the Black-Scholes option-pricing model. No stock options were granted during the years ended December 31, 2020, 2019 or 2018.
The total intrinsic value of options exercised in 2020, 2019 and 2018 was $17.9 million, $11.5 million, and $7.5 million, respectively. This intrinsic value represents the difference between the fair value of our common stock on the date of exercise and the exercise price of each option. Based on the fair value of our common stock at December 31, 2020, the total intrinsic value of all outstanding options, exercisable options, and options vested and expected to vest was $196.6 million.
The excess tax benefit realized from option exercises during the years ended December 31, 2020, 2019 and 2018 was $30.1 million, $20.5 million, and $7.7 million, respectively.
Restricted Stock Units
A summary of activity in connection with our RSUs for the year ended December 31, 2020 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2019	646	$52.42
Granted	174	112.24
Vested	(268)	36.58
Forfeited	(69)	70.52
Unvested as of December 31, 2020	483	$80.20

During the year ended December 31, 2020, we granted a total of 160,000 RSUs that are subject to time-based vesting in equal annual installments over four years, and 14,000 PSUs that are subject to vesting based on the achievement of pre-established consolidated net revenue growth targets for the years ending December 31, 2020, 2021 and 2022, assuming continued employment throughout the performance period. The number of PSUs granted, as included in the above table, assumes achievement of the performance metric at 100% of the performance target. The actual number of shares to be issued at the end of the performance period will range from 0% to 100% of the initial target awards. Achievement of the performance metric between 100% and 150% of the performance target will result in a performance-based cash bonus payment between 100% and 165% of the initial target awards.
During the year ended December 31, 2020, 84,000 PSUs vested and 4,000 PSUs were cancelled based on the achievement of 95% of the pre-established free cash flow performance target for the year ended December 31, 2019.
Included in the unvested RSUs and PSUs at December 31, 2020 are 32,000 and 82,000 PSUs granted in 2019 and 2018, respectively. Of these PSUs, 48,000 are subject to vesting based on the achievement of a pre-established consolidated net revenue growth target for the year ending December 31, 2020, 42,000 are subject to vesting based on the achievement of a pre-established consolidated net revenue growth target for the year ending December 31, 2021, and 24,000 are subject to vesting based on the achievement of a pre-established consolidated net revenue growth target for the year ending December 31, 2022. The number of PSUs granted assumes achievement of the performance metric at 100% of the performance target. The actual number of shares to be issued at the end of the performance period will range from 0% to 100% of the initial target awards. Achievement of the performance metric between 100% and 150% of the performance target will result in a performance-based cash bonus payment between 100% and 165% of the initial target awards.
We recognize expense for the PSUs based on the grant date fair value of the PSUs that we determine are probable of vesting. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSUs that are probable of vesting. Our stock-based compensation expense for the RSUs and PSUs for the years ended December 31, 2020, 2019 and 2018, was $10.4 million, $8.3 million and $5.5 million, respectively.
At December 31, 2020, the total remaining stock-based compensation expense for these RSUs was $23.4 million, which is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock Awards
A summary of activity in connection with our RSAs for the year ended December 31, 2020 is as follows (number of shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested as of December 31, 2019	5	$105.88
Granted	5	153.41
Vested	(5)	105.88
Forfeited	—	—
Unvested as of December 31, 2020	5	$153.41
We have the right to repurchase any unvested RSAs subject to certain conditions. RSAs vest over a one-year period. For the years ended December 31, 2020, 2019 and 2018, we recognized stock-based compensation expense for RSAs of $0.7 million, $0.3 million and $0.3 million, respectively. During 2020, the grant date fair value of the shares vested was $0.5 million.
At December 31, 2020, the total remaining stock-based compensation expense for unvested RSAs was $0.4 million, which is expected to be recognized over a weighted average period of 0.7 years.
14. Income Taxes
For the year ended December 31, 2020, we recorded income tax expense of $38.4 million. The tax provision for the year ended December 31, 2020 includes tax expense of $51.3 million relating to the MyCase Transaction which includes $52.3 million of current tax expense on the gain on the sale of MyCase, less a $1.0 million benefit on the reversal of deferred tax liabilities relating to MyCase. For tax purposes, we plan to file an election to treat the transaction as a sale of assets. As such, the tax impact takes into consideration the tax basis of the assets on the date of sale and the availability of net operating losses and research and development tax credits.
The effective tax rate as compared to the U.S. federal statutory rate of 21% differs primarily due to state income taxes and the benefits associated with stock-based compensation expense and research and development tax credits.
Set forth below is a reconciliation of the components that caused our provision for income taxes to differ from amounts computed by applying the United States federal statutory rate for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
U.S. federal statutory income tax rate	21%	21%	21%
State and local income taxes, net of federal benefit	3	(53)	(3)
Stock-based compensation expense	(3)	(88)	(7)
Meals and entertainment	—	7	1
Change in valuation allowance	—	(475)	(1)
Other permanent differences	1	—	—
Research and development tax credits	(2)	(64)	(9)
Provision for (benefit from) income taxes	20%	(652)%	2%

The provision for (benefit from) income tax consists of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current
Federal	$3,982	$—	$—
State and local	5,444	(15)	339
Total current	9,426	(15)	339
Deferred
Federal	27,982	(18,761)	65
State and local	1,020	(12,683)	16
Total deferred	29,002	(31,444)	81
Total income tax provision (benefit)	$38,428	$(31,459)	$420

The components of deferred tax assets (liabilities) were as follows (in thousands):

	December 31,
	2020	2019
Deferred income tax assets:
Net operating loss carryforwards	$4,112	$22,525
Research and development tax credits	9,467	17,700
Stock-based compensation	2,783	2,895
Lease asset	9,992	8,291
Other	2,196	1,692
Total deferred tax assets	28,550	53,103
Deferred tax liabilities:
Property, equipment and software	(13,412)	(7,965)
Intangible assets	(2,693)	(3,767)
Capitalized commissions	(2,708)	(2,492)
State taxes	(2,350)	(2,563)
Lease liability	(8,064)	(7,152)
Other	(751)	(1,590)
Total deferred tax liabilities	(29,978)	(25,529)
Total net deferred tax (liabilities) assets	$(1,428)	$27,574
At December 31, 2020, we had no federal net operating loss carryforwards. At December 31, 2020, we had state net operating loss carryforwards of $46.5 million, which will begin to expire in 2028. At December 31, 2020, we also had federal and state research and development credit carryforwards of $4.1 million and $11.5 million, respectively. The federal credit carryforwards will begin to expire in 2040, while the state credit carryforwards apply indefinitely.
The Internal Revenue Code of 1986, as amended (“IRC”), imposes substantial restrictions on the utilization of tax attributes in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use pre-change tax attributes may be limited as prescribed under IRC Section 382. Events which may cause limitation in the amount of the tax attributes that we utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a rolling three-year period. We have undertaken an IRC Section 382 analysis and have determined that there are no limitations on the tax attributes at December 31, 2020.

For the years ended December 31, 2019 and 2018, we recorded an income tax benefit of $31.5 million and income tax expense of $0.4 million. During the second quarter of 2019, we evaluated all available positive and negative evidence, including our sustained profitability in 2018 and 2019, the impact of recent acquisitions and future projections of profitability. As a result, we determined that all of our deferred tax assets were more likely than not to be realized and reversed the valuation allowance against those deferred tax assets accordingly.
The change in the valuation allowance for the years ended December 31, 2020, 2019 and 2018 was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Valuation allowance, at beginning of year	$—	$23,002	$23,827
Decrease in valuation allowance	—	(23,002)	(825)
Valuation allowance, at end of year	$—	$—	$23,002

The following is a reconciliation of the total amounts of reserves for unrecognized tax benefits from uncertain tax positions (in thousands):

	Year Ended December 31,
	2020	2019	2018
Unrecognized tax benefit beginning of year	$4,421	$2,977	$2,105
Increases-tax positions in current year	1,720	1,444	872
Unrecognized tax benefit end of year	$6,141	$4,421	$2,977
The unrecognized tax benefits are recorded as a reduction to the deferred tax assets and liabilities.
At December 31, 2020 and 2019, we had no accrued interest and penalties related to uncertain income tax positions. We do not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.
We are subject to taxation in the United States and various states. Due to the net operating loss carryforwards, our federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception. We are not currently under audit by any taxing authorities.
15. Revenue and Other Information
The following table presents our revenue categories for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Core solutions	$100,938	$88,581	$70,549
Value+ services	195,146	153,994	113,072
Other	13,972	13,437	6,450
Total revenue	$310,056	$256,012	$190,071
Our revenue is generated primarily from United States customers. All of our property and equipment is located in the United States.
16. Retirement Plans
We have a 401(k) retirement and savings plan made available to all employees. The 401(k) plan allows each participant to contribute up to an amount not to exceed an annual statutory maximum. We may, at our discretion, make matching contributions to the 401(k) plan. Cash contributions to the plan were $3.2 million, $2.5 million, and $1.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at December 31, 2020, the last day of the period covered by this Annual Report. Disclosure controls and procedures include, without limitation, controls and other procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on our management's evaluation, our principal executive officer and principal financial officer have concluded that, at December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
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
As of December 31, 2020, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth in the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2020.
The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their audit report which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting at December 31, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13(a)-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our definitive Proxy Statement or an amendment to this Annual Report, which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2020, and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION
The information required by this item will be included in our definitive Proxy Statement or an amendment to this Annual Report, which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2020, and is incorporated herein by reference.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in our definitive Proxy Statement or an amendment to this Annual Report, which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2020, and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our definitive Proxy Statement or an amendment to this Annual Report, which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2020, and is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in our definitive Proxy Statement or an amendment to this Annual Report, which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2020, and is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

The following documents are filed as part of this Annual Report:

1.Consolidated Financial Statements
Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8, of this Annual Report.

2.Financial Statement Schedules
All financial statement schedules have been omitted because they are not required or are not applicable, or the required information is shown in our Consolidated Financial Statements or the notes thereto.

3.Exhibits
The documents listed in the Exhibit Index of this Annual Report are filed or furnished with, or incorporated by reference into, this Annual Report, in each case as indicated therein.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Asset Purchase Agreement, dated August 31, 2018, by and between AppFolio Utility Management, Inc. and WegoWise, Inc.	8-K	001-37468	2.1	9/4/2018
2.2	Agreement and Plan of Merger, dated January 7, 2019, by and among the registrant., Riviera Mar, Inc., Dynasty Marketplace, Inc. and Fortis Advisors LLC.	8-K	001-37468	2.1	1/8/2019
3.1	Amended and Restated Certificate of Incorporation of the registrant as currently in effect.	10-Q	001-37468	3.1	8/6/2015
3.2	Amended and Restated Bylaws of the registrant as currently in effect.	10-Q	001-37468	3.2	8/6/2015
4.1	Specimen Certificate for Class A Common Stock.	S-1/A	333-204262	4.1	6/4/2015
4.2	Amended and Restated Investor Rights Agreement, by and among the registrant and the investors named therein, dated November 26, 2013.	S-1/A	333-204262	4.2	6/4/2015
4.3	Description of Capital Stock of the registrant.	10-K	001-37468	4.3	3/2/2020
10.1	Multi-Tenant Industrial Lease, by and between the registrant and Nassau Land Company, L.P., dated April 1, 2011 ("2011 Lease"), as amended by First Amendment to 2011 Lease, dated November 11, 2011, Second Amendment to 2011 Lease, dated February 23, 2012, and Third Amendment to 2011 Lease, dated November 5, 2013.	S-1/A	333-204262	10.1	6/4/2015
10.2	Fourth Amendment to 2011 Lease, by and between the registrant and Nassau Land Company, L.P., dated February 22, 2017.	10-K	001-37468	10.2	2/27/2017
10.3	Multi-Tenant Industrial Lease, by and between the registrant and Nassau Land Company, L.P., dated February 17, 2015 ("2015 Lease").	S-1/A	333-204262	10.2	6/4/2015
10.4	First Amendment to 2015 Lease, by and between the registrant and Nassau Land Company, L.P., dated October 5, 2015.	10-Q	001-37468	10.2	11/9/2015
10.5	Second Amendment to 2015 Lease, by and between the registrant and Nassau Land Company, L.P., dated February 22, 2016.	10-K	001-37468	10.2	2/29/2016
10.6	Third Amendment to Lease, by and between the registrant and Nassau Land Company, L.P., dated July 1, 2018.	10-Q	001-37468	10.1	7/30/2018
10.7	Multi-Tenant Industrial Lease, by and between the registrant and Nassau Land Company, L.P., dated July 1, 2018.	10-Q	001-37468	10.2	7/30/2018
10.8	WeWork Membership Agreement, by and between the registrant and WeWork, dated September 28, 2018.	10-K	001-37468	10.8	2/28/2019
10.9#	2007 Stock Incentive Plan, as amended, and related form agreements.	S-1/A	333-204262	10.3	6/4/2015
10.10#	2015 Stock Incentive Plan and related form agreements.	S-1/A	333-204262	10.4	6/4/2015
10.11#	2015 Employee Stock Purchase Plan.	S-1/A	333-204262	10.5	6/4/2015
10.12#	Long-Term Cash Incentive Plan.	10-K	001-37468	10.9	2/26/2018

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13#	Form of Long-Term Cash Incentive Award Offer.	10-K	001-37468	10.10	2/26/2018
10.14	Form of Indemnification Agreement by and between the registrant and each of its executive officers and directors.					X
10.15	Credit Agreement, by and among the registrant, Wells Fargo Bank, N.A., as administrative agent, and the lenders that are parties thereto, dated March 16, 2015.	S-1	333-204262	10.7	5/18/2015
10.16	Amendment Number One to Credit Agreement, by and among the registrant, Wells Fargo Bank, N.A., as administrative agent, and the lenders that are parties thereto, dated October 9, 2015.	10-Q	001-37468	10.1	11/9/2015
10.17	Amendment Number Two to Credit Agreement, by and among the registrant, Wells Fargo Bank, N.A., as administrative agent, and the lenders that are parties thereto, dated December 24, 2018.	10-K	001-37468	10.17	2/28/2019
10.18	Resignation Agreement and General Release of Claims by and between the registrant and Brian Donahoo, dated August 3, 2017.	8-K	001-37468	10.1	8/7/2017
21.1	Subsidiaries of the registrant.					X
23.1	Consent of independent registered public accounting firm.					X
24.1	Power of Attorney (included on the signature page of this report).					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

#	Indicates a management contract or compensatory plan or arrangement
*	The certifications attached as Exhibit 32.1 accompany this Annual Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

AppFolio, Inc.

Date:	March 1, 2021	By:	/s/ Ida Kane
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

SIGNATURE	TITLE	DATE

/s/ Jason Randall	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2021
Jason Randall

/s/ Ida Kane	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2021
Ida Kane

/s/ Andreas von Blottnitz	Chairman of the Board	March 1, 2021
Andreas von Blottnitz

/s/ Timothy Bliss	Director	March 1, 2021
Timothy Bliss

/s/ Agnes Bundy Scanlan	Director	March 1, 2021
Agnes Bundy Scanlan

/s/ Janet Kerr	Director	March 1, 2021
Janet Kerr

/s/ William Rauth	Director	March 1, 2021
William Rauth

/s/ Klaus Schauser	Director	March 1, 2021
Klaus Schauser

/s/ Winifred Webb	Director	March 1, 2021
Winifred Webb