Form 10-Q
period 2021-03-31
APPFOLIO INC
filed 2021-05-10
CIK 1433195

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021.
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

As of May 3, 2021, the number of shares of the registrant’s Class A common stock outstanding was 18,951,445 and the number of shares of the registrant’s Class B common stock outstanding was 15,550,875.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021 (this "Quarterly Report"), includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not statements of historical facts and can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts," “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those expressions. Forward-looking statements also include the assumptions underlying or relating to such statements. In particular, forward-looking statements contained in this Quarterly Report relate to, among other things:
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
Our forward-looking statements are based on our management’s current beliefs, assumptions and expectations about future events and trends, which affect or may affect our business, strategy, operations, financial performance or liquidity. Although we believe these forward-looking statements are based upon reasonable assumptions, they are subject to numerous known and unknown risks and uncertainties and are made in light of information currently available to us. Our actual financial condition and results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (our "Annual Report"), as well as in the other reports we file with the Securities and Exchange Commission (the "SEC"). You should read this Quarterly Report, and the other documents we file with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

APPFOLIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par values)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$44,744	$140,263
Investment securities—current	103,341	28,256
Accounts receivable, net	12,524	10,057
Prepaid expenses and other current assets	20,843	20,777
Total current assets	181,452	199,353
Investment securities—noncurrent	11,806	6,770
Property and equipment, net	26,530	26,439
Operating lease right-of-use assets	30,021	30,561
Capitalized software development costs, net	37,554	35,459
Goodwill	56,147	56,147
Intangible assets, net	15,170	16,357
Deferred income taxes—noncurrent	13,401	12,181
Other long-term assets	6,616	6,213
Total assets	$378,697	$389,480
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,262	$1,040
Accrued employee expenses—current	20,050	18,888
Accrued expenses	10,231	14,069
Deferred revenue	3,135	2,262
Income tax payable	2,601	9,095
Other current liabilities	4,758	4,451
Total current liabilities	43,037	49,805
Accrued employee expenses—noncurrent	1,172	—
Operating lease liabilities	39,598	40,146
Deferred income taxes—noncurrent	9,106	13,609
Total liabilities	92,913	103,560
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000 shares authorized and no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value, 250,000 shares authorized as of March 31, 2021 and December 31, 2020; 19,321 and 19,148 shares issued as of March 31, 2021 and December 31, 2020, respectively; 18,902 and 18,729 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	2	2
Class B common stock, $0.0001 par value, 50,000 shares authorized as of March 31, 2021 and December 31, 2020; 15,551 and 15,659 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	160,650	161,247
Accumulated other comprehensive income	38	56
Treasury stock, at cost, 419 shares of Class A common stock as of March 31, 2021 and December 31, 2020	(25,756)	(25,756)
Retained earnings	150,848	150,369
Total stockholders’ equity	285,784	285,920
Total liabilities and stockholders’ equity	$378,697	$389,480
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue	$78,921	$72,495
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	33,298	28,961
Sales and marketing	16,179	14,506
Research and product development	14,383	11,212
General and administrative	13,361	8,572
Depreciation and amortization	7,369	6,414
Total costs and operating expenses	84,590	69,665
(Loss) income from operations	(5,669)	2,830
Other income, net	562	22
Interest income (expense), net	53	(494)
(Loss) income before (benefit from) provision for income taxes	(5,054)	2,358
(Benefit from) provision for income taxes	(5,533)	375
Net income	$479	$1,983

Net income per common share:
Basic	$0.01	$0.06
Diluted	$0.01	$0.06
Weighted average common shares outstanding:
Basic	34,409	34,175
Diluted	35,712	35,681
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$479	$1,983
Other comprehensive income:
Changes in unrealized gains on investment securities	(18)	132
Comprehensive income	$461	$2,115
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Class A		Class B		Capital	Income	Stock	Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	18,729	$2	15,659	$2	$161,247	$56	$(25,756)	$150,369	$285,920
Exercise of stock options	23	—	—	—	100	—	—	—	100
Stock-based compensation	—	—	—	—	3,295	—	—	—	3,295
Vesting of restricted stock units, net of shares withheld for taxes	42	—	—	—	(3,992)	—	—	—	(3,992)
Conversion of Class B stock to Class A stock	108	—	(108)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	(18)	—	—	(18)
Net income	—	—	—	—	—	—	—	479	479
Balance at March 31, 2021	18,902	$2	15,551	$2	$160,650	$38	$(25,756)	$150,848	$285,784

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Accumulated
	Class A		Class B		Capital	Income	Stock	Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	16,552	$2	17,594	$2	$161,509	$33	$(21,562)	$(8,034)	$131,950
Exercise of stock options	17	—	—	—	97	—	—	—	97
Stock-based compensation	—	—	—	—	1,365	—	—	—	1,365
Vesting of restricted stock units, net of shares withheld for taxes	91	—	—	—	(6,458)	—	—	—	(6,458)
Conversion of Class B stock to Class A stock	58	—	(58)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	132	—	—	132
Repurchase of common stock	(48)	—	—	—	—	—	(4,194)	—	(4,194)
Net income	—	—	—	—	—	—	—	1,983	1,983
Balance as of March 31, 2020	16,670	$2	17,536	$2	$156,513	$165	$(25,756)	$(6,051)	$124,875
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash from operating activities
Net income	$479	$1,983
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,369	6,414
Amortization of operating lease right-of-use assets	662	1,053
Deferred income taxes	(5,723)	362
Stock-based compensation	2,776	959
Other	(157)	(38)
Changes in operating assets and liabilities:
Accounts receivable	(1,896)	(1,616)
Prepaid expenses and other current assets	47	(2,822)
Other assets	(403)	(148)
Accounts payable	870	(362)
Accrued employee expenses—current	728	(5,427)
Accrued expenses	(3,804)	726
Deferred revenue	299	693
Income tax payable	(6,494)	—
Other current liabilities	310	522
Accrued employee expenses—noncurrent	1,172	—
Operating lease liabilities	(672)	784
Net cash (used in) provided by operating activities	(4,437)	3,083
Cash from investing activities
Purchases of available-for-sale investments	(99,011)	(649)
Proceeds from sales of available-for-sale investments	17,899	13,942
Proceeds from maturities of available-for-sale investments	1,000	7,250
Purchases of property, equipment and intangible assets	(938)	(7,992)
Capitalization of software development costs	(6,140)	(6,822)
Net cash (used in) provided by investing activities	(87,190)	5,729
Cash from financing activities
Proceeds from stock option exercises	100	97
Tax withholding for net share settlement	(3,992)	(6,458)
Payment of contingent consideration	—	(5,977)
Proceeds from issuance of debt	—	49,437
Principal payments on debt	—	(749)
Purchase of treasury stock	—	(4,194)
Net cash (used in) provided by financing activities	(3,892)	32,156
Net (decrease) increase in cash, cash equivalents and restricted cash	(95,519)	40,968
Cash, cash equivalents and restricted cash
Beginning of period	140,699	16,247
End of period	$45,180	$57,215

Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$688	$4,251
Capitalization of software development costs included in accrued expenses and accrued employee expenses	817	687
Stock-based compensation capitalized for software development	520	406

    The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within our Condensed Consolidated Balance Sheets to the total of the same such amounts shown above (in thousands):

	March 31,
	2021	2020
Cash and cash equivalents	$44,744	$56,779
Restricted cash included in other assets	436	436
Total cash, cash equivalents and restricted cash	$45,180	$57,215

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
1. Nature of Business
AppFolio, Inc. (the "Company," "we," "us" or "our") provides innovative software, services and data analytics to the real estate industry. Our industry-specific, cloud-based solutions are used primarily by property managers, and also by numerous other constituencies in the property management business ecosystem. These other constituencies include property owners, rental prospects, tenants and service providers, whom we refer to collectively as "users". Although specific functionality varies by product, our core solutions are designed to enable our customers to digitally transform their businesses, address critical business operations and enable exceptional customer service. In addition to our core solutions, we offer an array of optional, but often business-critical, Value+ services that are designed to enhance, automate and streamline processes and workflows that are essential to our customers' businesses. Our Value+ services are generally available on an as-needed basis and enable our customers to adapt our offerings to their specific operational requirements.
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
During the three months ended March 31, 2020, we also provided software solutions and services to the legal vertical. As previously disclosed, we completed our divestiture of MyCase, Inc. on September 30, 2020. For additional details, see Note 3, Divestitures.
2. Summary of Significant Accounting Policies
Basis of Presentation and Significant Accounting Policies
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report, which was filed with the SEC on March 1, 2021. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim Condensed Consolidated Financial Statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of our Condensed Consolidated Financial Statements. The operating results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021.
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

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue, expenses, other income, and provision for income taxes during the reporting period. Assets and liabilities which are subject to judgment and use of estimates include the fair value of assets and liabilities assumed in business combinations, fair value of financial instruments, capitalized software costs, period of benefit associated with deferred costs, incremental borrowing rate used to measure operating lease liabilities, the recoverability of goodwill and long-lived assets, income taxes, useful lives associated with property and equipment and intangible assets, contingencies, assumptions underlying performance-based compensation, and valuation and assumptions underlying stock-based compensation and other equity instruments.
In light of the unknown duration and severity of COVID-19, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply our significant accounting policies. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of March 31, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for credit losses, the carrying value of goodwill and other long-lived assets, performance-based compensation and income taxes.
As of the date of our Condensed Consolidated Financial Statements, we are not aware of any specific event or circumstance that would require us to update our estimates or judgments or to revise the carrying value of our assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in our consolidated financial statements in future periods. While we considered the effects of COVID-19 in our estimates and assumptions, due to the level of uncertainty regarding the economic and operational impacts of COVID-19 on our business, there may be other judgments and assumptions that we have not considered. Such judgments and assumptions could result in a meaningful impact on our financial statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on our Condensed Consolidated Financial Statements.
Net Income per Common Share
Net income per common share was the same for shares of our Class A and Class B common stock because they are entitled to the same liquidation and dividend rights and are therefore combined in the table below. The following table presents a reconciliation of the weighted average number of shares of our Class A and Class B common stock used to compute net income per common share (in thousands):

	Three Months Ended March 31,
	2021	2020
Weighted average common shares outstanding	34,414	34,180
Less: Weighted average unvested restricted shares subject to repurchase	5	5
Weighted average common shares outstanding; basic	34,409	34,175
Plus: Weighted average options, restricted stock units and restricted shares used to compute diluted net income per common share	1,303	1,506
Weighted average common shares outstanding; diluted	35,712	35,681
For the three months ended March 31, 2020, an aggregate of 109,000 shares underlying performance-based restricted stock units ("PSUs") were not included in the computations of diluted and anti-dilutive shares as they are considered contingently issuable upon the satisfaction of predefined performance measures and their performance measures have not been met.
Restricted stock units ("RSUs") with an anti-dilutive effect were excluded from the calculation of weighted average number of shares used to compute diluted net income per common share and they were not material for the three months ended March 31, 2021 and 2020.
Recent Accounting Pronouncements Adopted in 2020
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
Recent Accounting Pronouncements Adopted in 2021
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). This amendment was issued to simplify the accounting for income taxes by removing certain exceptions for recognizing deferred taxes, performing intraperiod allocation, and calculating income taxes in interim periods. Further, ASU 2019-12 adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax basis goodwill and allocating taxes to members of a consolidated group. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. We adopted ASU 2019-12 on January 1, 2021. The adoption of this guidance did not have a material impact on our financial condition, results of operations, cash flows or disclosures.
3. Divestitures
Divestiture of MyCase
On September 30, 2020, we completed our divestiture of 100% of our issued and outstanding equity interests of MyCase, Inc. ("MyCase"), a former wholly owned subsidiary that provided legal practice and case management software solutions to our legal customers, for $193.0 million, consisting of $192.2 million of cash proceeds, plus a $2.2 million employee retention bonus pool funded by us, less cash divested of $0.8 million and a preliminary working capital adjustment of $0.6 million (the "MyCase Transaction"). The retention bonus pool is refundable to the Company to the extent that MyCase employees are terminated prior to the retention period, which is one year from the closing date of the MyCase Transaction.
We recognized a pre-tax gain on the sale of $187.7 million on the MyCase Transaction, consisting of cash proceeds of $192.2 million, less net assets divested of $4.6 million. Net assets divested is primarily comprised of capitalized software of $3.9 million, deferred revenue of $2.8 million and goodwill allocated to MyCase of $2.3 million. The gain on the sale was recorded within Other income, net in our Condensed Consolidated Statements of Operations during the three months ended September 30, 2020. Income received during the three months ended March 31, 2021 in relation to the transition services provided by us to MyCase was $0.4 million and is included within Other income (expense), net in our Condensed Consolidated Statements of Operations.

4. Investment Securities and Fair Value Measurements
Investment Securities
Investment securities classified as available-for-sale consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Agency securities	$17,098	$21	$(2)	$17,117
Treasury securities	97,990	43	(3)	98,030
Total available-for-sale investment securities	$115,088	$64	$(5)	$115,147

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Agency securities	$17,104	$29	$(1)	$17,132
Treasury securities	17,847	47	—	17,894
Total available-for-sale investment securities	$34,951	$76	$(1)	$35,026
For available-for-sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through income. For securities in an unrealized loss position that do not meet these criteria, we evaluate whether the decline in fair value has resulted from credit loss or other factors. If this assessment indicates a credit loss exists, the credit-related portion of the loss is recorded as an allowance for losses on the security. No allowance for credit losses for available-for-sale investment securities was recorded as of March 31, 2021 or December 31, 2020.
As of March 31, 2021 and December 31, 2020, the contractual maturities of our investments did not exceed 36 months. The fair values of available-for-sale investment securities, by remaining contractual maturity, are as follows (in thousands):

	March 31, 2021		December 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$103,278	$103,341	$28,197	$28,256
Due after one year through three years	11,810	11,806	6,754	6,770
Total available-for-sale investment securities	$115,088	$115,147	$34,951	$35,026
During the three months ended March 31, 2021 and 2020, we had sales and maturities (which include calls) of investment securities, as follows (in thousands):

	Three Months Ended March 31, 2021
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Treasury securities	$1	$—	$17,899	$1,000

	Three Months Ended March 31, 2020
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$5	$—	$4,006	$4,000
Agency securities	24	—	7,878	1,250
Treasury securities	4	—	2,058	2,000
Total	$33	$—	$13,942	$7,250
Interest income, net of the amortization and accretion of the premium and discount, was $0.1 million for each of the three months ended March 31, 2021 and 2020, respectively.
Fair Value Measurements
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables summarize our financial assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 by level within the fair value hierarchy (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$4,764	$—	$—	$4,764
Treasury securities	12,275	—	—	12,275
Available-for-sale investment securities:
Agency securities	—	17,117	—	17,117
Treasury securities	98,030	—	—	98,030
Total	$115,069	$17,117	$—	$132,186

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$4,749	$—	$—	$4,749
Treasury securities	97,433	—	—	97,433
Available-for-sale investment securities:
Agency securities	—	17,132	—	17,132
Treasury securities	17,894	—	—	17,894
Total	$120,076	$17,132	$—	$137,208
The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.

There were no changes to our valuation techniques used to measure financial asset and financial liability fair values on a recurring basis during the three months ended March 31, 2021. The valuation techniques for the financial assets in the tables above are as follows:
Cash Equivalents
As of March 31, 2021 and December 31, 2020, cash equivalents include cash invested in money market funds and treasury securities with a maturity of three months or less. Fair value is based on market prices for identical assets.
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
Non-Recurring Fair Value Measurements
Certain assets, including goodwill, intangible assets and our note receivable with SecureDocs, Inc., are also subject to measurement at fair value on a non-recurring basis using Level 3 measurement, but only when they are deemed to be impaired. For the three months ended March 31, 2021 and 2020, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.
5. Capitalized Software Development Costs, net
Capitalized software development costs were as follows (in thousands):

	March 31, 2021	December 31, 2020
Capitalized software development costs, gross	$104,069	$96,974
Less: Accumulated amortization	(66,515)	(61,515)
Capitalized software development costs, net	$37,554	$35,459
Capitalized software development costs were $7.1 million and $6.7 million for the three months ended March 31, 2021 and 2020, respectively. Amortization expense with respect to capitalized software development costs totaled $5.0 million and $4.2 million for the three months ended March 31, 2021 and 2020, respectively.
Future amortization expense with respect to capitalized software development costs as of March 31, 2021 is estimated as follows (in thousands):

Years Ending December 31,
2021	$14,970
2022	15,147
2023	7,033
2024	404
Total amortization expense	$37,554

6. Intangible Assets, net
Intangible assets consisted of the following (in thousands, except years):

	March 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$2,840	$(1,664)	$1,176	5.0
Database	8,330	(1,995)	6,335	10.0
Technology	6,539	(4,033)	2,506	4.0
Trademarks and trade names	1,890	(831)	1,059	5.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	7,400	(3,334)	4,066	5.0
Domain names	90	(71)	19	5.0
Patents	252	(243)	9	5.0
	$28,021	$(12,851)	$15,170	6.3

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$2,840	$(1,550)	$1,290	5.0
Database	8,330	(1,787)	6,543	10.0
Technology	6,539	(3,641)	2,898	4.0
Trademarks and trade names	1,890	(732)	1,158	5.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	7,400	(2,964)	4,436	5.0
Domain names	90	(70)	20	5.0
Patents	252	(240)	12	5.0
	$28,021	$(11,664)	$16,357	6.3
Amortization expense with respect to intangible assets totaled $1.2 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively. Future amortization expense with respect to intangible assets is estimated as follows (in thousands):

Years Ending December 31,
2021	$3,459
2022	4,605
2023	3,060
2024	835
2025	833
Thereafter	2,378
Total amortization expense	$15,170

7. Accrued Employee Expenses
Accrued employee expenses consisted of the following (in thousands):

	March 31,	December 31
	2021	2020
Accrued vacation	$9,532	$8,277
Accrued bonuses	3,698	5,638
Accrued commissions	1,811	1,995
Accrued payroll	4,205	1,921
Accrued payroll taxes and other	804	1,057
Total accrued employee expenses—current	$20,050	$18,888

Accrued employee expenses—noncurrent	$1,172	$—
The Company has adopted several long-term executive cash incentive plans (the “Plan(s)”), which are designed to reward certain executives for their contributions toward our long-term strategic objectives (the “Performance Conditions”), which vary by Plan. We are required to estimate the probable payout under the Plans based on management’s judgement using, among other things, an internally developed rolling three year plan (the “Three Year Plan”). Compensation costs are recorded on a straight-line basis over the relevant service period to the extent it is probable the Performance Conditions in an applicable Plan will be achieved. Adjustments to compensation costs are recognized on a prospective basis over the remaining service period based on changes in our estimate of the probability of achieving the various Performance Conditions.
During the three months ended March 31, 2021, the Board of Directors approved the 2021 Three Year Plan, which allowed us to assess the probability of achieving the Performance Conditions under the Plans through December 31, 2023. As of March 31, 2021, we recorded $0.3 million and $1.2 million in Accrued employee expenses-current and Accrued employee expenses-noncurrent, respectively, in the Condensed Consolidated Balance Sheet related to the Plans. There are Plans for which no accrual has been recorded as it was determined that it is not currently probable that the related Performance Condition will be achieved. Amounts recorded under the Plans are based on assumptions and estimates subject to uncertainties and may fluctuate significantly each reporting period.
8. Leases
Operating leases for our corporate offices have remaining lease terms ranging from one to eleven years, some of which include options to extend the leases for up to ten years. These options to extend have not been recognized as part of our operating lease right-of-use assets and lease liabilities as it is not reasonably certain that we will exercise these options. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. We have lease agreements with lease and non-lease components, which we have elected to combine for all asset classes. Certain leases contain provisions for property-related costs that are variable in nature for which the Company is responsible, including common area maintenance, which are expensed as incurred.
The components of lease expense recognized in the Condensed Consolidated Statements of Operations were as follows (in thousands):

	March 31,
	2021	2020
Operating lease cost	$1,095	$1,436
Variable lease cost	306	392
Total lease cost	$1,401	$1,828

Lease-related assets and liabilities were as follows as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Assets
Prepaid expenses and other current assets	$3,979	$3,972
Operating lease right-of-use assets	30,021	30,561

Liabilities
Other current liabilities	$1,842	$1,845
Operating lease liabilities	39,598	40,146
Total lease liabilities	$41,440	$41,991

Future minimum lease payments under non-cancellable leases as of March 31, 2021 were as follows (in thousands):

Years ending December 31,
2021(1)	$(1,935)
2022	4,434
2023	4,845
2024	4,797
2025	4,671
Thereafter	32,218
Total future minimum lease payments	49,030
Less: imputed interest	(11,569)
Total(2)	$37,461
(1) Future minimum lease payments are presented net of tenant improvement allowances of $4.7 million.
(2) Total future minimum lease payments include the current portion of lease liabilities recorded in Prepaid expenses and other current assets of $4.0 million on our Condensed Consolidated Balance Sheets, which relates to certain of our leases for which the lease incentives to be received exceed the minimum lease payments to be paid over the next 12 months.
9. Commitments and Contingencies
Legal Liability to Landlord Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc., which was established to provide our customers with the option to purchase legal liability to landlord insurance. If our customers choose to use this insurance service, they are issued an insurance policy underwritten by our third-party service provider. The policy has a limit of $100,000 per incident for each insured residence. We have entered into a reinsurance agreement with our third-party service provider and, as a result, we assume a 100% quota share of the legal liability to landlord insurance provided to our customers through our third-party service provider. We accrue for reported claims, and include an estimate of losses incurred but not reported by our property manager customers, in cost of revenue because we bear the risk related to all such claims. Our liability for reported claims and incurred but not reported claims as of March 31, 2021 and December 31, 2020 was $1.8 million and $1.5 million, respectively, and is included in Other current liabilities on our Condensed Consolidated Balance Sheets.
Included in Prepaid expenses and other current assets as of March 31, 2021 and December 31, 2020 are $1.8 million and $2.7 million, respectively, of deposits held with a third party related to requirements to maintain collateral for this insurance service.
Legal Proceedings
In December 2018, we received a Civil Investigative Demand from the Federal Trade Commission ("FTC") requesting certain information relating to our compliance with the Fair Credit Reporting Act in connection with our tenant screening Value+ service (the "FTC Investigation"). In April 2020, the FTC staff informed us of its belief that there was a reasonable basis for asserting claims against us for our alleged failure to comply with certain sections of the FCRA. We disagreed with the stated belief of the FTC and vigorously defended our position; however, we entered into settlement negotiations primarily to avoid protracted litigation and potential distraction to our business.

On January 12, 2021, a Stipulated Order for Permanent Injunction and Civil Penalty Judgment (the "Stipulated Order") was finalized resolving all claims and allegations arising out of or related to the FTC Investigation. Under the Stipulated Order, we paid $4.25 million to the FTC and agreed to continue to comply with the FCRA.
In addition to the foregoing, from time to time, we are involved in various other investigatory inquiries or legal proceedings arising from or related to matters incident to the ordinary course of our business activities, including actions with respect to intellectual property, employment, regulatory and contractual issues. Although the results of such investigatory inquiries and legal proceedings cannot be predicted with certainty, we believe that we are not currently a party to any investigatory inquiries or legal proceeding(s) which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows. However, regardless of the merit of any matters raised or the ultimate outcome, investigatory inquiries or legal proceedings may generally have an adverse impact on us as a result of defense and settlement costs, diversion of management resources, and other factors.
Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of any applicable agreements, services to be provided by us, or intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses and is indeterminable. We have never paid a material claim, nor have any legal claims been brought against us, in connection with these indemnification arrangements. As of March 31, 2021 and December 31, 2020, we have not accrued a liability for these indemnification arrangements because we determined that the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably possible and the amount or range of amounts of any such liability is not reasonably estimable.
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
11. Stock-Based Compensation
Stock Options
A summary of activity in connection with our stock options for the three months ended March 31, 2021, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years
Options outstanding as of December 31, 2020	1,168	$11.77	5.0
Options granted	—	—
Options exercised	(23)	4.36
Options cancelled/forfeited	—	—
Options outstanding as of March 31, 2021	1,145	$11.92	4.7
Our stock-based compensation expense for stock options for the three months ended March 31, 2021 and 2020 was not material. As of March 31, 2021, the total estimated remaining stock-based compensation expense for unvested stock options was not material.

The fair value of stock options is estimated on their date of grant using the Black-Scholes option-pricing model. No stock options were granted during the three months ended March 31, 2021 or 2020.
Restricted Stock Units
A summary of activity in connection with our RSUs for the three months ended March 31, 2021, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2020	483	$80.20
Granted	150	143.24
Vested	(67)	54.84
Forfeited	(7)	101.76
Unvested as of March 31, 2021	559	$99.87
During the three months ended March 31, 2021, we granted 127,000 RSUs that are subject to time-based vesting in equal annual installments over four years, and 23,000 PSUs that are subject to vesting based on the achievement of pre-established consolidated net revenue growth targets for the years ending December 31, 2022 and 2023, assuming continued employment throughout the performance period. The number of PSUs granted, as included in the above table, assumes achievement of the performance metric at 100% of the performance target. The actual number of shares to be issued at the end of the performance period will range from 0% to 100% of the initial target awards. Achievement of the performance metric between 100% and 150% of the performance target will result in a performance-based cash bonus payment between 0% and 65% of the initial target awards.
During the three months ended March 31, 2021, 50,000 PSUs vested based on the achievement of 106% of the pre-established consolidated net revenue growth performance target for the year ended December 31, 2020 and additional performance-based cash bonuses equal to 12% of the target value of such vested PSUs were also paid.
Included in the unvested RSUs as of March 31, 2021 are 13,000, 31,000 and 35,000 PSUs granted in 2020, 2019 and 2018, respectively. Of these PSUs, 45,000 are subject to vesting based on the achievement of a pre-established consolidated net revenue growth target for the year ending December 31, 2021, and 34,000 are subject to vesting based on the achievement of a pre-established consolidated net revenue growth target for the year ending December 31, 2022. The number of PSUs granted assumes achievement of the performance metric at 100% of the performance target. The actual number of shares to be issued at the end of the performance period will range from 0% to 100% of the initial target awards. Achievement of the performance metric between 100% and 150% of the performance target will result in a performance-based cash bonus payment between 0% and 65% of the initial target awards.
We recognize expense for the PSUs based on the grant date fair value of the PSUs that we determine are probable of vesting. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSUs that are probable of vesting. Our stock-based compensation expense for the RSUs and PSUs for the three months ended March 31, 2021 and 2020 was $3.1 million and $1.2 million, respectively.
During the three months ended March 31, 2021, we granted an award of 7,688 PSUs to an executive that will vest based on achievement of certain pre-established individual performance metrics during fiscal year 2021, for which the achievement is approved on a pass/fail basis by the Board of Directors in its sole discretion after taking into account the recommendation of the President and Chief Executive Officer. The service inception date precedes the grant date for this award as the award was authorized prior to establishing an accounting grant date, the recipient began providing services prior to the grant date and there are performance conditions that, if not met by the accounting grant date, will result in the forfeiture of the award. As the service inception date precedes the grant date, we recognize stock-based compensation expense on a straight-line basis over the requisite service period based on the fair value at each reporting date. Our stock-based compensation expense for this award for the three months ended March 31, 2021 was $0.2 million.
As of March 31, 2021, the total estimated remaining stock-based compensation expense for the RSUs and PSUs was $39.6 million, which is expected to be recognized over a weighted average period of 2.6 years.

Restricted Stock Awards
A summary of activity in connection with our restricted stock awards for the three months ended March 31, 2021 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2020	5	$153.41
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested as of March 31, 2021	5	$153.41
We have the right to repurchase any unvested restricted stock awards subject to certain conditions. Restricted stock awards vest over a one-year period. We recognized stock-based compensation expense for restricted stock awards of $0.2 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.
As of March 31, 2021, the total estimated remaining stock-based compensation expense for unvested restricted stock awards with a repurchase right was $0.3 million, which is expected to be recognized over a weighted average period of 0.6 years.
12. Income Taxes
We calculate our (benefit from) provision for income taxes on a quarterly basis by applying an estimated annual effective tax rate to income from operations and by calculating the tax effect of discrete items recognized during the quarter.
For the three months ended March 31, 2021 and 2020, we recorded an income tax benefit of $5.5 million and income tax expense of $0.4 million, respectively. The effective tax rate as compared to the U.S. federal statutory rate of 21% differs primarily due to the significance of the benefits associated with stock-based compensation expense and research and development tax credits in relation to the forecasted pre-tax results for the year.
There were no material changes to our unrecognized tax benefits during the three months ended March 31, 2021 and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
13. Revenue and Other Information
The following table presents our revenue categories for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Core solutions	$24,174	$24,902
Value+ services	51,510	44,138
Other	3,237	3,455
Total revenue	$78,921	$72,495
Our revenue is generated primarily from customers in the United States. All of our property and equipment is located in the United States.
Deferred Revenue
During the three months ended March 31, 2021 and 2020, we recognized $1.2 million and $2.3 million of revenue, respectively, which were included in the deferred revenue balances as of December 31, 2020 and 2019, respectively.
14. Subsequent Events
On April 5, 2021, we entered into a lease agreement with Sunroad Centrum Office One Partners, L.P (the "Landlord") to lease approximately 40,141 square feet of office space located at 8620 Spectrum Center Blvd, San Diego, California. The lease is for a twelve-year term ending January 31, 2033. The total commitment under this lease is $14.9 million, which is net of tenant improvement allowances of $3.7 million.

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
Our property management solutions and services provide our customers with a system of record to automate essential business processes, a system of engagement to enhance business interactions between our customers and a variety of users and a system of intelligence designed to leverage data to predict and optimize business workflows to increase efficiency across our customers' businesses. Our mobile-optimized software solutions are designed for use across multiple devices and operating systems. Our software solutions are offered as a service, are hosted using a modern cloud-based architecture, and in part, use artificial intelligence technologies. This architecture leads to rich data sets that have a consistent schema across our customer and user base and enables us to deploy data-powered products and services for our customers and users.
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

	Quarter Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2020
Property manager customers	16,178	15,724	15,352	15,011	14,729
Property manager units under management (in millions)	5.62	5.36	5.12	4.94	4.80

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
We rely heavily on our talented team of employees to execute our growth plans and achieve our long-term strategic objectives. We believe our people are at the heart of our success and our customers' success, and we have worked hard not only to attract and retain talented individuals, but also to provide a challenging and rewarding environment to motivate and develop our valuable human capital. Beginning in March 2020, in an effort to protect our employees and comply with applicable government orders, we transitioned our employees to a remote work environment and restricted non-essential employee travel. Our workforce has continued to effectively develop and support our software and services offerings notwithstanding the current environment. We expect to slowly transition employees back to the workplace throughout 2021; however, employees will have the option to work remotely for the remainder of the year. If the COVID-19 pandemic once again requires full remote working conditions or otherwise slows our return to the workplace, it could have an adverse impact on the productivity of our employees as they navigate the challenges of daily life during a pandemic, which would harm our business and impede our ability to achieve our strategic objectives. We take the health and welfare of our people very seriously. We have encouraged, and will continue to encourage, safe practices designed to stem the infection and spread of COVID-19 within our workforce and beyond and to maintain the mental health and well-being of our employees. While the COVID-19 pandemic may have long-term effects on the nature of the office environment and remote working, which may present operational and workplace culture challenges that may adversely affect our business, we are committed to our employees returning to the workplace in the long-term. We recently constructed a new office space in Santa Barbara, California, extended the lease for our office in Richardson, Texas and leased new office space in San Diego, California.
During the three months ended March 31, 2020, we also provided software solutions and services to the legal vertical. As previously disclosed, we completed our divestiture of MyCase, Inc. on September 30, 2020. In connection with the MyCase Transaction, our Credit Agreement was terminated and all obligations outstanding under the Term Loan and Revolving Facility, including all guarantees and security interests granted with respect to such obligations, were satisfied in full with proceeds from the sale and extinguished. For additional details, see Note 3, Divestitures of our Condensed Consolidated Financial Statements in this Quarterly Report.
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
We also offer Value+ services that are not covered by subscription fees on a per use basis. Usage-based fees are charged on a flat fee per transaction basis with no minimum usage commitments. We recognize revenue for usage-based services in the period the service is rendered. We generally invoice our usage-based services on a monthly basis or collect the fee at the time of service. A significant majority of our Value+ services revenue comes directly and indirectly from the use of our electronic payment services, tenant screening services, and insurance services. Usage-based fees are paid both by customers and users in our customers' business ecosystems.

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
Other Income, Net. Other income, net includes gains and losses associated with the sale of property and equipment and investment securities and income from certain post-closing transition services to be provided by us to MyCase in connection with the MyCase Transaction.
Interest Income (Expense), Net. Interest expense includes interest paid on any outstanding borrowings. Interest income includes interest earned on investment securities, amortization and accretion of the premium and discounts paid from the purchase of investment securities, and interest earned on notes receivable and on cash deposited in our bank accounts.
(Benefit from) Provision for Income Taxes. (Benefit from) provision for income taxes consists of federal and state income taxes in the United States.

Results of Operations
The following table sets forth our results of operations for the periods presented in dollars (in thousands) and as a percentage of revenue:

	Three Months Ended March 31,
	2021		2020
	Amount	%	Amount	%
Consolidated Statements of Operations Data:
Revenue	$78,921	100.0%	$72,495	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization) (1)	33,298	42.2	28,961	39.9
Sales and marketing (1)	16,179	20.5	14,506	20.0
Research and product development (1)	14,383	18.2	11,212	15.5
General and administrative (1)	13,361	16.9	8,572	11.8
Depreciation and amortization	7,369	9.3	6,414	8.8
Total costs and operating expenses	84,590	107.2	69,665	96.1
(Loss) income from operations	(5,669)	(7.2)	2,830	3.9
Other income, net	562	0.7	22	—
Interest income (expense), net	53	0.1	(494)	(0.7)
(Loss) income before (benefit from) provision for income taxes	(5,054)	(6.4)	2,358	3.3
(Benefit from) provision for income taxes	(5,533)	(7.0)	375	0.5
Net income	$479	0.6%	$1,983	2.7%

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock-based compensation expense included in costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$471	$126
Sales and marketing	402	225
Research and product development	857	294
General and administrative	1,046	314
Total stock-based compensation expense	$2,776	$959

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenue

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Core solutions	$24,174	$24,902	$(728)	(3)%
Value+ services	51,510	44,138	7,372	17%
Other	3,237	3,455	(218)	(6)%
Total revenue	$78,921	$72,495	$6,426	9%

Revenue derived from our software and solutions offered to the real estate vertical for the three months ended March 31, 2021 and 2020, was $78.9 million and $64.9 million, respectively, an increase of $14.0 million, or 22%. This increase was primarily attributable to the growth in the number of property management customers and units under management utilizing our software and services. The remaining revenue was attributed to our legacy legal vertical.
Core solutions revenue derived from our real estate vertical for the three months ended March 31, 2021 and 2020 was $24.2 million and $20.5 million, respectively, an increase of $3.7 million or 18%. Value+ services revenue derived from our real estate vertical for the three months ended March 31, 2021 and 2020 was $51.5 million and $40.9 million, respectively, an increase of $10.6 million or 26%. This increase in core solutions and Value+ services revenue was mainly attributable to growth in our base of property management customers and growth in users of our subscription and usage-based services. During this period we experienced growth of 16% in the average number of property management units under management resulting from 10% growth in the average number of property management customers during the period.
Our electronic payment services experienced increased demand during the comparative period as residents, property managers, owners and customers transacted more business online, which we attribute in part to the response to the COVID-19 pandemic. During the comparative period, we also introduced new Value+ services and expanded the functionality of others, which resulted in incremental revenue. A significant majority of our Value+ services revenue comes directly and indirectly from the use of our electronic payment services, tenant screening services, and the insurance services we make available to customers.
Cost of Revenue (Exclusive of Depreciation and Amortization)

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$33,298	$28,961	$4,337	15%
Percentage of revenue	42.2%	39.9%

Cost of revenue related to our software and solutions offered to the real estate vertical for the three months ended March 31, 2021 and 2020 was $33.1 million and $26.2 million, respectively, an increase of $6.9 million, or 26%. This increase was primarily attributable to increased costs associated with servicing the incremental $14.0 million in revenue over the same period. The remaining cost of revenue was attributed to our legacy legal vertical and such costs were reimbursed through our ongoing Transition Services Agreement and recorded in other income, net.
Expenditures to third-party service providers related to the delivery of our Value+ services to the real estate vertical increased $3.8 million, which was directly associated with the increased adoption and utilization of our Value+ services, as evidenced by the $10.6 million increase in Value+ services revenue to the real estate vertical. Personnel-related costs, including performance-based compensation, necessary to support growth and key investments, increased $2.9 million. Allocated shared and other costs increased by $0.3 million primarily driven by a $0.8 million increase in hosting-related, payment processing and other costs incurred in support of our overall growth, partially offset by a $0.5 million reduction of allocated expenses attributed to a decrease in workplace-related and other expenditures in response to the impact of the COVID-19 pandemic.

As a percentage of revenue, cost of revenue (exclusive of depreciation and amortization) fluctuates primarily based on the mix of Value+ services revenue in the period, given the varying percentage of revenue we pay to third-party service providers, and investments made in advance of expected revenue generation. For the three months ended March 31, 2021, cost of revenue (exclusive of depreciation and amortization), as a percentage of revenue, increased to 42.0% from 40.4% for the three months ended March 31, 2020. This increase in cost as a percentage of revenue was primarily driven by the mix of Value+ services revenue with varying underlying third-party costs.
Sales and Marketing

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Sales and marketing	$16,179	$14,506	$1,673	12%
Percentage of revenue	20.5%	20.0%
Sales and marketing expense related to our software and solutions offered to the real estate vertical for the three months ended March 31, 2021 and 2020 was $16.1 million and $12.4 million, respectively, an increase of $3.7 million, or 30%. This increase was primarily due to a $2.7 million increase in personnel-related costs, including performance-based compensation, necessary to support growth and key investments in the business. Advertising and promotion costs increased by $1.3 million due to increased online advertising and virtual marketing events aimed at increasing revenue and supporting growth in the business. In addition, there was a decrease in allocated shared and other costs of $0.3 million primarily related to a $0.5 million decrease in costs due to the elimination of event-related travel and the reduction of workplace-related and other non-essential expenditures in response to the impact of the COVID-19 pandemic, partially offset by an increase in other costs of $0.2 million in support of our overall growth. The remaining sales and marketing expense was attributed to our legacy legal vertical and such costs were reimbursed through our ongoing Transition Services Agreement and recorded in other income, net.
As a percentage of revenue, sales and marketing expense increased to 20.4% from 19.1% for the three months ended March 31, 2021 compared to he three months ended March 31, 2020. This increase was primarily driven by personnel-related investments made in advance of expected revenue generation associated with growth initiatives in the business.
Research and Product Development

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Research and product development	$14,383	$11,212	$3,171	28%
Percentage of revenue	18.2%	15.5%
Research and product development expense related to our software and solutions offered to the real estate vertical for the three months ended March 31, 2021 and 2020 was $14.3 million and $9.9 million, respectively, an increase of $4.4 million, or 44%. This increase was the result of an increase in personnel-related costs, net of capitalized software development costs, of $4.7 million due to investments in headcount growth within our research and product development organization. This increase was partially offset by a decrease in allocated shared and other costs of $0.3 million primarily related to the reduction of workplace-related and other non-essential expenditures in response to the impact of the COVID-19 pandemic. The remaining research and development expense was attributed to our legacy legal vertical and such costs were reimbursed through our ongoing Transition Services Agreement and recorded in other income, net.

General and Administrative

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
General and administrative	$13,361	$8,572	$4,789	56%
Percentage of revenue	16.9%	11.8%
General and administrative expense related to our software and solutions offered to the real estate vertical and general corporate overhead expenses for three months ended March 31, 2021 and 2020 was $13.4 million and $8.5 million, respectively, an increase of $4.9 million, or 58%. The increase in general and administrative expense was primarily due to a $1.2 million accrual made in connection with long-term executive cash incentive plans for certain executives and a $2.9 million increase in other personnel-related costs, including performance-based compensation, due to investments in headcount growth within our general and administrative organizations. Allocated shared and other costs increased $0.8 million primarily due to an increase in professional services fees.
Depreciation and Amortization

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Depreciation and amortization	$7,369	$6,414	$955	15%
Percentage of revenue	9.3%	8.8%
Depreciation and amortization expense related to our software and solutions offered to the real estate vertical for the three months ended March 31, 2021 and 2020 was $7.4 million and $5.8 million, respectively, an increase of $1.6 million, or 28%. This increase in depreciation and amortization expense was primarily due to increased amortization expense associated with higher accumulated capitalized software development balances.
Other Income, net

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Other income, net	$562	$22	$540	*
Percentage of revenue	0.7%	—%
*Percentage not meaningful
Other income, net related to our software and solutions offered to the real estate vertical for the three months ended March 31, 2021 and 2020 was $562 thousand and $22 thousand, respectively, an increase of $540 thousand. The increase in other income, net was primarily due to $429 thousand in other income recorded during the three months ended March 31, 2021 related to certain post-closing transition services provided to MyCase.

(Benefit from) Provision for Income Taxes

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
(Benefit from) provision for income taxes	$(5,533)	$375	$(5,908)	*
Percentage of revenue	(7.0)%	0.5%
*Percentage not meaningful
For the three months ended March 31, 2021 and 2020, we recorded an income tax benefit of $5.5 million and income tax expense of $0.4 million, respectively. The effective tax rate as compared to the U.S. federal statutory rate of 21% differs primarily due to the significance of the benefits associated with stock-based compensation expense and research and development tax credits in relation to the forecasted pre-tax results for the year.
Liquidity and Capital Resources
Our principal sources of liquidity continue to be comprised of our cash, cash equivalents, investment securities, as well as cash flows generated from our operations. As of March 31, 2021, our cash, cash equivalents, and investment securities had an aggregate balance of $159.9 million. We have financed our operations primarily through cash generated from operations. We believe that our existing cash and cash equivalents, investment securities, and cash generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash (used in) provided by operating activities	$(4,437)	$3,083
Net cash (used in) provided by investing activities	(87,190)	5,729
Net cash (used in) provided by financing activities	(3,892)	32,156
Net (decrease) increase in cash, cash equivalents and restricted cash	$(95,519)	$40,968
Cash (Used in) Provided by Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our core solutions and Value+ services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.

For the three months ended March 31, 2021, net cash used in operating activities was $4.4 million resulting from income of $0.5 million, non-cash charges of $4.9 million and a net decrease in our operating assets and liabilities of $9.8 million. The non-cash charges primarily consist of an increase in deferred taxes of $5.7 million, $7.4 million of depreciation and amortization costs, stock-based compensation expense of $2.8 million, and $0.7 million of amortization of operating lease right-of-use ("ROU") assets. The net decrease in our operating assets and liabilities was mostly attributable to a $6.5 million decrease in income taxes payable primarily driven by income taxes paid due to the MyCase Transaction, a $3.8 million decrease in accrued expenses which was primarily due to a $4.3 million settlement paid during the current period related to the FTC Investigation, and a $1.9 million increase in accounts receivable primarily driven by growth of our Value+ services. These decreases were partially offset by a $1.2 million increase in accrued employee expenses-noncurrent due to an increase in accrued long-term management bonuses made in connection with long-term executive cash incentive plans for certain executives, a $0.9 million increase in accounts payable, a $0.7 million increase in accrued employee expenses primarily due to an increase in other short-term accrued management bonuses, and a $0.3 million increase in deferred revenue driven by growth in the number of customers invoiced during the period.
For the three months ended March 31, 2020, net cash provided by operating activities was $3.1 million resulting from net income of $2.0 million, adjusted by non-cash charges of $8.8 million and a net decrease in our operating assets and liabilities of $7.7 million. The non-cash charges primarily consist of $6.4 million of depreciation and amortization costs, $1.1 million of amortization of operating lease ROU assets, stock-based compensation expense of $1.0 million, and a decrease in deferred taxes of $0.4 million. The net decrease in our operating assets and liabilities was mostly attributable to a $5.4 million decrease in accrued employee expenses primarily due to the payout of accrued employee bonuses and commissions, an increase of $2.8 million in prepaid expenses and other current assets, and a $1.6 million increase in accounts receivable primarily driven by growth of our Value+ services. These decreases were partially offset by a $0.8 million increase in operating lease liabilities, a $0.7 million increase in accrued expenses and a $0.7 million increase in deferred revenue.
Cash (Used in) Provided by Investing Activities
Cash (used in) provided by investing activities is generally comprised of purchases of investment securities, maturities and sales of investment securities, purchases of property and equipment, and additions to capitalized software development.
For the three months ended March 31, 2021, investing activities used $87.2 million in cash primarily due to purchases of investment securities of $99.0 million, capitalized software development costs of $6.1 million, and capital expenditures of $0.9 million to purchase property and equipment for the continued growth and expansion of our business. These uses of cash were partially offset by sales and maturities of investment securities of $17.9 million and $1.0 million, respectively.
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
Cash (Used in) Provided by Financing Activities
Cash (used in) provided by financing activities is generally comprised of proceeds from the exercise of stock options, net share settlements for employee tax withholdings associated with the vesting of RSUs, activities associated with our former Credit Facility, and activities related to the repurchase of our Class A common stock.
For the three months ended March 31, 2021, financing activities used $3.9 million in cash primarily as a result of net share settlements for employee tax withholdings associated with the vesting of RSUs of $4.0 million.
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

Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any off-balance sheet arrangements.
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
Investment Securities
As of March 31, 2021, we had cash and cash equivalents of $44.7 million consisting of bank deposits, money market funds, and treasury securities, and $115.1 million of investment securities consisting of United States government agency securities and treasury securities. The primary objective of investing in securities is to support our liquidity and capital needs. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
Our investment securities are exposed to market risk due to interest rate fluctuations. While fluctuations in interest rates do not impact our interest income from our investment securities as all of these securities have fixed interest rates, changes in interest rates may impact the fair value of the investment securities. Since our investment securities are held as available for sale, all changes in fair value impact our other comprehensive income unless an investment security is considered impaired in which case changes in fair value are reported in other expense. As of March 31, 2021, a hypothetical 100 basis point decrease in interest rates would not have resulted in a material change in the fair value of our investment securities and a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investment securities of approximately $0.6 million. This estimate is based on a sensitivity model which measures an instant change in interest rates by 100 basis points at March 31, 2021.
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
In December 2019, a novel coronavirus disease, referred to as COVID-19, was reported and spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States government declared a national emergency with respect to COVID-19. The COVID-19 pandemic has had, and another public health crisis or epidemic in the future could have repercussions across local, regional and global economies and financial markets. The outbreak of COVID-19 in many countries, including the United States, has adversely impacted global economic activity and has contributed to volatility in and negative pressure on financial markets. In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, travel restrictions, quarantines, shelter-in-place orders, and similar government orders and restrictions, in an attempt to control the spread of the disease. Such restrictions or orders, or the perception that such restrictions or orders could be implemented, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, and cancellation or postponement of events, among other effects that could negatively impact our operations, as well as the operations of our customers and business partners. These potential impacts are only amplified by the length of time they remain in place, as the cumulative effect upon our customers and their businesses may exacerbate the potential harm to our business and results of operations.
Beginning in March 2020, in an effort to protect our employees and comply with applicable government orders, we transitioned our employees to a remote work environment and restricted non-essential employee travel. Our workforce has continued to effectively develop and support our software and services offerings notwithstanding the current environment. We expect to slowly transition employees back to the workplace throughout 2021; however employees will have the option to work remotely for the remainder of the year. If the COVID-19 pandemic once again requires full remote working conditions or otherwise slows our return to the workplace, it could have an adverse impact on the productivity of our employees as they navigate the challenges of daily life during a pandemic, which would harm our business and impede our ability to achieve our strategic objectives. Furthermore, the COVID-19 pandemic may have long-term effects on the nature of the office environment and remote working, which may present operational and workplace culture challenges that may adversely affect our business.

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
We anticipate that we will continue to experience growth and expansion of our operations. This growth in the size, complexity and diversity of our business has placed, and we expect it will continue to place, a significant strain on our management, administrative, operational and financial resources, as well as our company culture. Our future success will depend, in part, on our ability to manage this growth effectively, which we expect to be more challenging in the current environment as we seek to continue to respond to the uncertainty and disruption caused by the COVID-19 pandemic. To manage the expected growth of our operations, we will need to continue to develop and improve our operational and financial controls and our reporting systems and procedures, attract and retain highly qualified and motivated personnel across our organization, and nurture and build on our company culture. Failure to effectively manage growth could adversely impact our business, including by resulting in errors or delays in deploying new core functionality to our customers, delays or difficulties in introducing new Value+ services or other products, declines in the quality or responsiveness of our customer service organization, exposure to legal, regulatory and operational risks inherent in our business and resulting from any new products or services we provide to our customers or to our customers’ customers, increases in costs and operating expenses, and other operational difficulties. If any of these risks actually occur, it could adversely affect our operating results, and preclude us from achieving our strategic objectives.
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
We store and transmit personal information relating to our employees and other individuals, and our customers use our technology platform to store and transmit a significant amount of personal information relating to their customers, vendors, employees and other industry participants. Federal, state and foreign government bodies and agencies have in the past adopted, and may in the future adopt, laws and regulations regarding the collection, use, processing, storage and disclosure of personal or identifying information obtained from customers and other individuals. For instance, the California Consumer Privacy Act created new data privacy and security rights for California residents and the Virginia Consumer Data Protection Act creates new data privacy and security rights for Virginia residents. Similarly, there are a number of existing and proposed laws and regulations in the European Union and the United States at both the federal and state level, as well as other jurisdictions that could impose new obligations in areas affecting our business. These new obligations could increase the cost and complexity of delivering our services, and divert our managements’ attention from pursuing strategic objectives.

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
Our tenant screening services business is subject to a number of complex laws that are subject to varying interpretations, including the FCRA and related regulations. The FCRA has recently been the subject of multiple class-based litigation proceedings, as well as numerous regulatory inquiries and enforcement actions. In addition, entities such as the FTC and the Consumer Financial Protection Bureau have the authority to promulgate rules and regulations that may impact our customers and our business, and have made various public statements that tenant screening is an area of focus for such agencies. Although we attempt to structure our tenant screening services to comply with the relevant laws and regulations, we may be found to be in violation of them and we may be subject to routine regulatory inquiries, enforcement actions, class-based litigation or indemnity demands.

As previously disclosed, we received a Civil Investigative Demand from the FTC in December 2018 requesting certain information relating to our compliance with the FCRA in connection with our tenant screening services business (the "FTC Investigation"). On April 30, 2020, the FTC staff informed us of its belief that there was a reasonable basis for asserting claims against us for our alleged failure to comply with certain sections of the FCRA. Notwithstanding our disagreement with the FTC's position and vigorous defense of our position, primarily in an effort to avoid protracted litigation and potential distraction to our business, we entered into settlement negotiations with the FTC in an effort to resolve all claims and allegations arising out of or relating to the FTC Investigation. Those settlement negotiations resulted in a final agreement between the parties that is memorialized in a Stipulated Order for Permanent Injunction and Civil Penalty Judgment filed in the United States District Court for the District of Columbia on January 12, 2021. We admitted no wrongdoing in connection with the settlement, but paid $4.25 million to the FTC in connection therewith.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of March 31, 2021, the holders of the outstanding shares of our Class B common stock, including our executive officers, directors, and principal stockholders, collectively held approximately 89% of the combined voting power of our outstanding capital stock. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our outstanding capital stock and therefore control the election of a majority of our directors and thereby have the power to control our affairs and policies, including the appointment of management and strategic decisions, as well as matters that are submitted to a vote by our holders of our common stock. The interests of our principal stockholders may be inconsistent with or adverse to those of holders our Class A common stock. This concentrated control may also have the effect of delaying, deterring or preventing a change-in-control transaction, depriving our stockholders of an opportunity to receive a premium for their capital stock or negatively affecting the market price of our Class A common stock. In addition, transfers by holders of our Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions. The conversion of our Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of the holders of our Class B common stock who retain their shares over the long term.
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
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate, and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales, or the perception that our shares may be available for sale, will have on the prevailing market price of our Class A common stock. As of March 31, 2021, we had an aggregate of 1.1 million options outstanding that, if fully exercised, would result in the issuance of additional shares of Class A common stock or Class B common stock, as applicable. Our Class B common stock converts into Class A common stock on a one-for-one basis. In addition, as of March 31, 2021, we had 0.6 million RSUs, outstanding which, if fully vested and settled in shares, would result in the issuance of additional shares of Class A common stock. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options), or upon the vesting and settlement of RSUs, have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance. In addition, certain holders of our Class A common stock and Class B common stock have rights, subject to certain conditions, to require us to file registration statements for the public resale of such shares (in the case of Class B common stock, the Class A common stock issuable upon conversion of such shares) or to include such shares in registration statements that we may file for us or other stockholders. Any sales of securities by these stockholders could have a material adverse effect on the market price of our Class A common stock.
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
Item 6. Exhibits

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

AppFolio, Inc.

Date:	May 10, 2021	By:	/s/ Ida Kane
Ida Kane
Chief Financial Officer
(Principal Financial and Accounting Officer)