Form 10-Q
period 2021-06-30
APPFOLIO INC
filed 2021-08-09
CIK 1433195

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021.
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

As of August 2, 2021, the number of shares of the registrant’s Class A common stock outstanding was 18,991,205 and the number of shares of the registrant’s Class B common stock outstanding was 15,620,784.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021 (this "Quarterly Report"), includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not statements of historical facts and can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts," “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those expressions. Forward-looking statements also include the assumptions underlying or relating to such statements. In particular, forward-looking statements contained in this Quarterly Report relate to, among other things:
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
▪performance-based compensation, whether cash- or equity-based;
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

APPFOLIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par values)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$48,610	$140,263
Investment securities—current	102,978	28,256
Accounts receivable, net	14,973	10,057
Prepaid expenses and other current assets	23,306	20,777
Total current assets	189,867	199,353
Investment securities—noncurrent	11,541	6,770
Property and equipment, net	27,324	26,439
Operating lease right-of-use assets	40,983	30,561
Capitalized software development costs, net	39,225	35,459
Goodwill	56,147	56,147
Intangible assets, net	14,017	16,357
Deferred income taxes—noncurrent	12,774	12,181
Other long-term assets	7,194	6,213
Total assets	$399,072	$389,480
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,411	$1,040
Accrued employee expenses—current	27,504	18,888
Accrued expenses	11,403	14,069
Deferred revenue	3,205	2,262
Income tax payable	66	9,095
Other current liabilities	4,196	4,451
Total current liabilities	48,785	49,805
Accrued employee expenses—noncurrent	968	—
Operating lease liabilities	53,936	40,146
Deferred income taxes—noncurrent	8,116	13,609
Total liabilities	111,805	103,560
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000 shares authorized and no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value, 250,000 shares authorized as of June 30, 2021 and December 31, 2020; 19,408 and 19,148 shares issued as of June 30, 2021 and December 31, 2020, respectively; 18,989 and 18,729 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	2	2
Class B common stock, $0.0001 par value, 50,000 shares authorized as of June 30, 2021 and December 31, 2020; 15,621 and 15,659 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	160,160	161,247
Accumulated other comprehensive (loss) income	(10)	56
Treasury stock, at cost, 419 shares of Class A common stock as of June 30, 2021 and December 31, 2020	(25,756)	(25,756)
Retained earnings	152,869	150,369
Total stockholders’ equity	287,267	285,920
Total liabilities and stockholders’ equity	$399,072	$389,480
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$89,040	$81,043	$167,961	$153,538
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	32,819	27,411	66,117	56,372
Sales and marketing	17,714	13,717	33,893	28,223
Research and product development	15,506	12,128	29,889	23,340
General and administrative	14,206	14,785	27,567	23,357
Depreciation and amortization	7,649	6,657	15,018	13,071
Total costs and operating expenses	87,894	74,698	172,484	144,363
Income (loss) from operations	1,146	6,345	(4,523)	9,175
Other income (loss), net	496	(10)	1,058	12
Interest income (expense), net	55	(562)	108	(1,056)
Income (loss) before benefit from income taxes	1,697	5,773	(3,357)	8,131
Benefit from income taxes	(324)	(13,484)	(5,857)	(13,109)
Net income	$2,021	$19,257	$2,500	$21,240

Net income per common share:
Basic	$0.06	$0.56	$0.07	$0.62
Diluted	$0.06	$0.54	$0.07	$0.60
Weighted average common shares outstanding:
Basic	34,548	34,254	34,479	34,214
Diluted	35,674	35,614	35,697	35,647
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$2,021	$19,257	$2,500	$21,240
Other comprehensive income:
Changes in unrealized (losses) gains on investment securities	(48)	(34)	(66)	98
Comprehensive income	$1,973	$19,223	$2,434	$21,338
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Class A		Class B		Capital	Income (Loss)	Stock	Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	18,729	$2	15,659	$2	$161,247	$56	$(25,756)	$150,369	$285,920
Exercise of stock options	23	—	—	—	100	—	—	—	100
Stock-based compensation	—	—	—	—	3,295	—	—	—	3,295
Vesting of restricted stock units, net of shares withheld for taxes	42	—	—	—	(3,992)	—	—	—	(3,992)
Conversion of Class B stock to Class A stock	108	—	(108)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(18)	—	—	(18)
Net income	—	—	—	—	—	—	—	479	479
Balance at March 31, 2021	18,902	$2	15,551	$2	$160,650	$38	$(25,756)	$150,848	$285,784
Exercise of stock options	13	—	84	—	545	—	—	—	545
Stock-based compensation	—	—	—	—	3,873	—	—	—	3,873
Vesting of restricted stock units, net of shares withheld for taxes	56	—	—	—	(4,908)	—	—	—	(4,908)
Conversion of Class B stock to Class A stock	14	—	(14)	—	—	—	—	—	—
Issuance of restricted stock awards	4	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(48)	—	—	(48)
Net income	—	—	—	—	—	—	—	2,021	2,021
Balance at June 30, 2021	18,989	$2	15,621	$2	$160,160	$(10)	$(25,756)	$152,869	$287,267

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

						Accumulated		(Accumulated
					Additional	Other		Deficit)/
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Class A		Class B		Capital	Income	Stock	Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	16,552	$2	17,594	$2	$161,509	$33	$(21,562)	$(8,034)	$131,950
Exercise of stock options	17	—	—	—	97	—	—	—	97
Stock-based compensation	—	—	—	—	1,365	—	—	—	1,365
Vesting of restricted stock units, net of shares withheld for taxes	91	—	—	—	(6,458)	—	—	—	(6,458)
Conversion of Class B stock to Class A stock	58	—	(58)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	132	—	—	132
Repurchase of common stock	(48)	—	—	—	—	—	(4,194)	—	(4,194)
Net income	—	—	—	—	—	—	—	1,983	1,983
Balance as of March 31, 2020	16,670	$2	17,536	$2	$156,513	$165	$(25,756)	$(6,051)	$124,875
Exercise of stock options	32	—	—	—	232	—	—	—	232
Stock-based compensation	—	—	—	—	3,406	—	—	—	3,406
Vesting of restricted stock units, net of shares withheld for taxes	50	—	—	—	(3,232)	—	—	—	(3,232)
Conversion of Class B stock to Class A stock	197	—	(197)	—	—	—	—	—	—
Issuance of restricted stock awards	3	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(34)	—	—	(34)
Net income	—	—	—	—	—	—	—	19,257	19,257
Balance as of June 30, 2020	16,952	$2	17,339	$2	$156,919	$131	$(25,756)	$13,206	$144,504
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash from operating activities
Net income	$2,500	$21,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,018	13,071
Amortization of operating lease right-of-use assets	1,399	2,071
Deferred income taxes	(6,086)	(13,137)
Stock-based compensation	5,990	3,712
Other	(579)	(30)
Changes in operating assets and liabilities:
Accounts receivable	(4,007)	(5,136)
Prepaid expenses and other current assets	(2,171)	(292)
Other assets	(982)	(107)
Accounts payable	1,301	193
Accrued employee expenses—current	7,638	717
Accrued expenses	(3,047)	4,534
Deferred revenue	33	532
Income tax payable	(9,029)	—
Other current liabilities	30	100
Accrued employee expenses—noncurrent	968	—
Operating lease liabilities	1,685	(92)
Net cash provided by operating activities	10,661	27,376
Cash from investing activities
Purchases of available-for-sale investments	(148,293)	(13,389)
Proceeds from sales of available-for-sale investments	42,198	13,942
Proceeds from maturities of available-for-sale investments	26,750	7,750
Purchases of property, equipment and intangible assets	(2,804)	(14,306)
Capitalization of software development costs	(11,911)	(12,709)
Net cash used in investing activities	(94,060)	(18,712)
Cash from financing activities
Proceeds from stock option exercises	646	329
Tax withholding for net share settlement	(8,900)	(9,690)
Payment of contingent consideration	—	(5,977)
Proceeds from issuance of debt	—	50,190
Principal payments on debt	—	(1,818)
Purchase of treasury stock	—	(4,194)
Net cash (used in) provided by financing activities	(8,254)	28,840
Net (decrease) increase in cash, cash equivalents and restricted cash	(91,653)	37,504
Cash, cash equivalents and restricted cash
Beginning of period	140,699	16,247
End of period	$49,046	$53,751

Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$822	$2,678
Capitalization of software development costs included in accrued expenses and accrued employee expenses	1,361	1,281
Stock-based compensation capitalized for software development	1,178	1,059

    The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within our Condensed Consolidated Balance Sheets to the total of the same such amounts shown above (in thousands):

	June 30,
	2021	2020
Cash and cash equivalents	$48,610	$53,315
Restricted cash included in other assets	436	436
Total cash, cash equivalents and restricted cash	$49,046	$53,751

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
1. Nature of Business
AppFolio, Inc. (the "Company," "we," "us" or "our") provides innovative software, services and data analytics to the real estate industry. Our cloud-based solutions are used primarily by property managers, but also by numerous other constituencies in the property management business ecosystem. These other constituencies include property owners, rental prospects, tenants and service providers, whom we refer to collectively as "users". Although specific functionality varies by product, our core solutions are designed to enable our customers to digitally transform their businesses, address critical business operations and enable exceptional customer service. In addition to our core solutions, we offer an array of optional, but often business-critical, Value+ services that are designed to enhance, automate and streamline processes and workflows that are essential to our customers' businesses. Our Value+ services are generally available on an as-needed basis and enable our customers to adapt our offerings to their specific operational requirements.
Our solutions and services are designed to be a system of record to automate essential business processes, a system of engagement to enhance business interactions between our customers and users and a system of intelligence to leverage data to predict and optimize business workflows in order to enable exceptional customer experiences and increase efficiency across our customers' businesses. Our mobile-optimized software solutions are designed for use across multiple devices and operating systems. Our software solutions are offered as a service, are hosted using a modern cloud-based architecture, and in part, use artificial intelligence technologies. This architecture leads to rich data sets that have a consistent schema across our customer and user base and enables us to deploy data-powered products and services for our customers and users.
During the six months ended June 30, 2020, we also provided software solutions and services to the legal industry via MyCase, a software solution primarily designed for small and mid-sized law firms. As previously disclosed, we completed our divestiture of MyCase, Inc. on September 30, 2020. For additional details, see Note 3, Divestitures.
2. Summary of Significant Accounting Policies
Basis of Presentation and Significant Accounting Policies
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report, which was filed with the SEC on March 1, 2021. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim Condensed Consolidated Financial Statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of our Condensed Consolidated Financial Statements. The operating results for the six months ended June 30, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021.
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

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue, expenses, other income, and provision for income taxes during the reporting period. Assets and liabilities which are subject to judgment and use of estimates include the fair value of assets and liabilities assumed in business combinations, fair value of financial instruments, capitalized software costs, period of benefit associated with deferred costs, incremental borrowing rate used to measure operating lease liabilities, the recoverability of goodwill and long-lived assets, income taxes, useful lives associated with property and equipment and intangible assets, contingencies, assumptions underlying performance-based compensation (whether cash or stock-based), and valuation and assumptions underlying stock-based compensation and other equity instruments.
In light of the unknown duration and severity of COVID-19, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply our significant accounting policies. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of June 30, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for credit losses, the carrying value of goodwill and other long-lived assets, performance-based compensation and income taxes.
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
Net Income per Common Share
Net income per common share was the same for shares of our Class A and Class B common stock because they are entitled to the same liquidation and dividend rights and are therefore combined in the table below. The following table presents a reconciliation of the weighted average number of shares of our Class A and Class B common stock used to compute net income per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average common shares outstanding	34,553	34,259	34,484	34,219
Less: Weighted average unvested restricted shares subject to repurchase	5	5	5	5
Weighted average common shares outstanding; basic	34,548	34,254	34,479	34,214
Plus: Weighted average options, restricted stock units and restricted shares used to compute diluted net income per common share	1,126	1,360	1,218	1,433
Weighted average common shares outstanding; diluted	35,674	35,614	35,697	35,647
For the three and six months ended June 30, 2021 and 2020, an aggregate of 120,000 and 146,000 shares, respectively, underlying performance-based restricted stock units ("PSUs") were not included in the computations of diluted and anti-dilutive shares as they are considered contingently issuable upon the satisfaction of predefined performance measures and their performance measures have not been met.
Restricted stock units ("RSUs") with an anti-dilutive effect were excluded from the calculation of weighted average number of shares used to compute diluted net income per common share and they were not material for the three and six months ended June 30, 2021 and 2020.

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
We recognized a pre-tax gain on the sale of $188.0 million on the MyCase Transaction, consisting of cash proceeds of $192.2 million, less net assets divested of $4.6 million, plus an adjustment in the employee retention bonus pool of $0.4 million. Net assets divested is primarily comprised of capitalized software of $3.9 million, deferred revenue of $2.8 million and goodwill allocated to MyCase of $2.3 million. The gain on the sale was recorded within Other income (loss), net in our Condensed Consolidated Statements of Operations during the three months ended September 30, 2020. Income received during the three and six months ended June 30, 2021 in relation to the transition services provided by us to MyCase was $0.3 million and $0.7 million, and is included within Other income (loss), net in our Condensed Consolidated Statements of Operations.

4. Investment Securities and Fair Value Measurements
Investment Securities
Investment securities classified as available-for-sale consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$49,442	$4	$(7)	$49,439
Agency securities	11,842	13	(7)	11,848
Treasury securities	53,225	18	(11)	53,232
Total available-for-sale investment securities	$114,509	$35	$(25)	$114,519

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Agency securities	$17,104	$29	$(1)	$17,132
Treasury securities	17,847	47	—	17,894
Total available-for-sale investment securities	$34,951	$76	$(1)	$35,026
For available-for-sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through income. For securities in an unrealized loss position that do not meet these criteria, we evaluate whether the decline in fair value has resulted from credit loss or other factors. If this assessment indicates a credit loss exists, the credit-related portion of the loss is recorded as an allowance for losses on the security. No allowance for credit losses for available-for-sale investment securities was recorded as of June 30, 2021 or December 31, 2020.
As of June 30, 2021 and December 31, 2020, the contractual maturities of our investments did not exceed 36 months. The fair values of available-for-sale investment securities, by remaining contractual maturity, are as follows (in thousands):

	June 30, 2021		December 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$102,950	$102,978	$28,197	$28,256
Due after one year through three years	11,559	11,541	6,754	6,770
Total available-for-sale investment securities	$114,509	$114,519	$34,951	$35,026
During the six months ended June 30, 2021 and 2020, we had sales and maturities (which include calls) of investment securities, as follows (in thousands):

	Six Months Ended June 30, 2021
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Agency securities	$—	$—	$—	$5,250
Treasury securities	6	—	42,198	21,500
Total	$6	$—	$42,198	$26,750

	Six Months Ended June 30, 2020
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$5	$—	$4,006	$4,000
Agency securities	24	—	7,878	1,250
Treasury securities	4	—	2,058	2,500
Total	$33	$—	$13,942	$7,750
Interest income, net of the amortization and accretion of the premium and discount, was $0.1 million for the three months ended June 30, 2021 and 2020, and $0.1 million for the six months ended June 30, 2021 and $0.2 million for the six months ended June 30, 2020.
Fair Value Measurements
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables summarize our financial assets measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 by level within the fair value hierarchy (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$5,030	$—	$—	$5,030
Treasury securities	9,500	—	—	9,500
Commercial paper	—	3,000	—	3,000
Available-for-sale investment securities:
Corporate bonds	—	49,439	—	49,439
Agency securities	—	11,848	—	11,848
Treasury securities	53,232	—	—	53,232
Total	$67,762	$64,287	$—	$132,049

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$4,749	$—	$—	$4,749
Treasury securities	97,433	—	—	97,433
Available-for-sale investment securities:
Agency securities	—	17,132	—	17,132
Treasury securities	17,894	—	—	17,894
Total	$120,076	$17,132	$—	$137,208
The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.

There were no changes to our valuation techniques used to measure financial asset and financial liability fair values on a recurring basis during the six months ended June 30, 2021. The valuation techniques for the financial assets in the tables above are as follows:
Cash Equivalents
As of June 30, 2021 and December 31, 2020, cash equivalents include cash invested in money market funds, commercial paper, and treasury securities with a maturity of three months or less. Fair value is based on market prices for identical assets.
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
Non-Recurring Fair Value Measurements
Certain assets, including goodwill, intangible assets and our note receivable with SecureDocs, Inc., are also subject to measurement at fair value on a non-recurring basis using Level 3 measurement, but only when they are deemed to be impaired. For the six months ended June 30, 2021 and 2020, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.
5. Capitalized Software Development Costs, net
Capitalized software development costs were as follows (in thousands):

	June 30, 2021	December 31, 2020
Capitalized software development costs, gross	$111,042	$96,974
Less: Accumulated amortization	(71,817)	(61,515)
Capitalized software development costs, net	$39,225	$35,459
Capitalized software development costs were $7.0 million and $7.1 million for the three months ended June 30, 2021 and 2020, respectively, and $14.1 million and $13.8 million for the six months ended June 30, 2021 and 2020, respectively. Amortization expense with respect to capitalized software development costs totaled $5.3 million and $4.5 million for the three months ended June 30, 2021 and 2020, respectively, and $10.3 million and $8.7 million for the six months ended June 30, 2021 and 2020, respectively.
Future amortization expense with respect to capitalized software development costs is estimated as follows (in thousands):

Years Ending December 31,
2021	$10,545
2022	17,432
2023	9,357
2024	1,891
Total amortization expense	$39,225

6. Intangible Assets, net
Intangible assets consisted of the following (in thousands, except years):

	June 30, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$2,840	$(1,778)	$1,062	5.0
Database	8,330	(2,203)	6,127	10.0
Technology	6,539	(4,391)	2,148	4.0
Trademarks and trade names	1,890	(930)	960	5.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	7,400	(3,704)	3,696	5.0
Domain names	90	(73)	17	5.0
Patents	252	(245)	7	5.0
Total intangible assets, net	$28,021	$(14,004)	$14,017	6.3

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$2,840	$(1,550)	$1,290	5.0
Database	8,330	(1,787)	6,543	10.0
Technology	6,539	(3,641)	2,898	4.0
Trademarks and trade names	1,890	(732)	1,158	5.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	7,400	(2,964)	4,436	5.0
Domain names	90	(70)	20	5.0
Patents	252	(240)	12	5.0
Total intangible assets, net	$28,021	$(11,664)	$16,357	6.3

Amortization expense with respect to intangible assets totaled $1.2 million for the three months ended June 30, 2021 and 2020, and $2.3 million and $2.5 million for the six months ended June 30, 2021 and 2020, respectively. Future amortization expense with respect to intangible assets is estimated as follows (in thousands):

Years Ending December 31,
2021	$2,306
2022	4,605
2023	3,060
2024	835
2025	833
Thereafter	2,378
Total amortization expense	$14,017

7. Accrued Employee Expenses
Accrued employee expenses consisted of the following (in thousands):

	June 30,	December 31
	2021	2020
Accrued vacation	$9,891	$8,277
Accrued bonuses	7,024	5,638
Accrued commissions	2,191	1,995
Accrued payroll	7,169	1,921
Accrued payroll taxes and other	1,229	1,057
Total accrued employee expenses—current	$27,504	$18,888

Accrued employee expenses—noncurrent	$968	$—
The Company has adopted several long-term executive cash incentive plans (the “Plan(s)”), which are designed to reward certain executives, including certain of our named executive officers, for their contributions toward our long-term strategic objectives (the “Performance Conditions”), which vary by Plan. We are required to estimate the probable payout under the Plans based on management’s judgment using, among other things, an internally developed rolling three year plan (the “Three Year Plan”). Compensation costs are recorded on a straight-line basis over the relevant service period to the extent we believe it is probable the Performance Conditions in an applicable Plan will be achieved over the course of such performance period. Adjustments to projected compensation costs are recognized on a prospective basis over the remaining service period based on changes in our estimate of the probability of achieving the various Performance Conditions.
During the three months ended March 31, 2021, the Board of Directors approved the 2021 Three Year Plan, which allowed us to assess the probability of achieving the Performance Conditions under the Plans through December 31, 2023. During the three months ended June 30, 2021, the Company re-assessed the probability of achieving the Performance Conditions under the Plans. Based on that updated assessment, we recorded $0.5 million and $1.0 million in Accrued employee expenses-current and Accrued employee expenses-noncurrent, respectively, in the Condensed Consolidated Balance Sheet related to the Plans. There are Plans for which no accrual has been recorded as it was determined that it is not currently probable that the related Performance Conditions will be achieved. Amounts recorded under the Plans are based on assumptions and estimates subject to uncertainties and may fluctuate significantly each reporting period.
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
The components of lease expense recognized in the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$1,202	$1,412	$2,297	$2,848
Variable lease cost	394	399	700	792
Total lease cost	$1,596	$1,811	$2,997	$3,640

Lease-related assets and liabilities were as follows as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Assets
Prepaid expenses and other current assets	$6,599	$3,972
Operating lease right-of-use assets	40,983	30,561

Liabilities
Other current liabilities	$1,561	$1,845
Operating lease liabilities	53,936	40,146
Total lease liabilities	$55,497	$41,991

Future minimum lease payments under non-cancellable leases as of June 30, 2021 were as follows (in thousands):

Years ending December 31,
2021(1)	$(4,645)
2022(1)	4,022
2023(1)	4,850
2024(1)	5,814
2025	6,481
Thereafter	46,783
Total future minimum lease payments	63,305
Less: imputed interest	(14,407)
Total(2)	$48,898
(1) Future minimum lease payments for the years ending December 31, 2021, 2022, 2023, and 2024 are presented net of tenant improvement allowances of $6.9 million, $0.6 million, $0.8 million, and $0.2 million, respectively.
(2) Total future minimum lease payments include the current portion of lease liabilities recorded in Prepaid expenses and other current assets of $6.6 million on our Condensed Consolidated Balance Sheets, which relates to certain of our leases for which the lease incentives to be received exceed the minimum lease payments to be paid over the next 12 months.
9. Commitments and Contingencies
Legal Liability to Landlord Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc., which was established to provide our customers with the option to purchase legal liability to landlord insurance. If our customers choose to use this insurance service, they are issued an insurance policy underwritten by our third-party service provider. The policy has a limit of $100 thousand per incident for each insured residence. We have entered into a reinsurance agreement with our third-party service provider and, as a result, we assume a 100% quota share of the legal liability to landlord insurance provided to our customers through our third-party service provider. We accrue for reported claims, and include an estimate of losses incurred but not reported by our property manager customers, in cost of revenue because we bear the risk related to all such claims. Our liability for reported claims and incurred but not reported claims as of June 30, 2021 and December 31, 2020 was $1.5 million and $1.5 million, respectively, and is included in Other current liabilities on our Condensed Consolidated Balance Sheets.
Included in Prepaid expenses and other current assets as of June 30, 2021 and December 31, 2020 are $1.8 million and $2.7 million, respectively, of deposits held with a third party related to requirements to maintain collateral for this insurance service.
Legal Proceedings
There have been no changes in the Company’s material legal proceedings during the three months ended June 30, 2021.

Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of any applicable agreements, services to be provided by us, or intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses and is indeterminable. We have never paid a material claim, nor have any legal claims been brought against us, in connection with these indemnification arrangements. As of June 30, 2021 and December 31, 2020, we have not accrued a liability for these indemnification arrangements because we determined that the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably possible and the amount or range of amounts of any such liability is not reasonably estimable.
10. Share Repurchase Program
On February 20, 2019, our Board of Directors authorized a $100.0 million share repurchase program (the "Share Repurchase Program") relating to our outstanding shares of Class A common stock. Under the Share Repurchase Program, share repurchases may be made from time to time, as directed by a committee consisting of three directors, in open market purchases or privately negotiated transactions at a repurchase price that the members of the committee unanimously believe is below intrinsic value conservatively determined. The Share Repurchase Program does not obligate us to repurchase any specific dollar amount or number of shares, and there is no expiration date for the Share Repurchase Program, which may be modified, suspended or terminated at any time and for any reason.
During the three months ended March 31, 2020, we repurchased a total of 48,002 shares of our Class A common stock through open market repurchases, and recorded a $4.2 million reduction to stockholders' equity, which includes broker commissions. We have not made any repurchases under the Share Repurchase Program subsequent to the three months ended March 31, 2020.
11. Stock-Based Compensation
Stock Options
A summary of activity in connection with our stock options for the six months ended June 30, 2021, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years
Options outstanding as of December 31, 2020	1,168	$11.77	5.0
Options granted	—	—
Options exercised	(120)	5.37
Options cancelled/forfeited	—	—
Options outstanding as of June 30, 2021	1,048	$12.50	3.2
Our stock-based compensation expense for stock options for the three and six months ended June 30, 2021 and 2020 was not material.
The fair value of stock options is estimated on their date of grant using the Black-Scholes option-pricing model. No stock options were granted during the six months ended June 30, 2021 or 2020.

Restricted Stock Units
A summary of activity in connection with our RSUs for the six months ended June 30, 2021, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2020	483	$80.20
Granted	194	140.30
Vested	(158)	60.18
Forfeited	(21)	105.98
Unvested as of June 30, 2021	498	$108.77
During the six months ended June 30, 2021, we granted 159,000 RSUs that are subject to time-based vesting in equal annual installments over four years, and 35,000 PSUs that are subject to vesting based on the achievement of pre-established consolidated net revenue growth targets for the years ending December 31, 2022 and 2023, assuming continued employment throughout the performance period. The number of PSUs granted, as included in the above table, assumes achievement of the performance metric at 100% of the performance target. The actual number of shares to be issued at the end of the performance period will range from 0% to 100% of the initial target awards. Achievement of the performance metric between 100% and 150% of the performance target will result in a performance-based cash bonus payment between 0% and 65% of the initial target awards.
During the six months ended June 30, 2021, 50,000 PSUs vested based on the achievement of 106% of the pre-established consolidated net revenue growth performance target for the year ended December 31, 2020 and additional performance-based cash bonuses equal to 12% of the target value of such vested PSUs were also paid.
Included in the unvested RSUs as of June 30, 2021 are 34,000, 12,000, 31,000 and 35,000 PSUs granted in 2021, 2020, 2019 and 2018, respectively. Of these PSUs, 45,000 are subject to vesting based on the achievement of a pre-established consolidated net revenue growth target for the year ending December 31, 2021, 39,000 are subject to vesting based on the achievement of a pre-established consolidated net revenue growth target for the year ending December 31, 2022, and 28,000 are subject to vesting based on the achievement of a pre-established consolidated net revenue growth target for the year ending December 31, 2023. The number of PSUs granted assumes achievement of the performance metric at 100% of the performance target. The actual number of shares to be issued at the end of the performance period will range from 0% to 100% of the initial target awards. Achievement of the performance metric between 100% and 150% of the performance target will result in a performance-based cash bonus payment between 0% and 65% of the initial target awards.
We recognize expense for PSUs based on the grant date fair value of the PSUs that we determine are probable of vesting. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSUs that are probable of vesting. Our stock-based compensation expense for RSUs and PSUs for the three months ended June 30, 2021 and 2020 was $3.7 million and $3.2 million, respectively, and $6.8 million and $4.4 million for the six months ended June 30, 2021 and 2020, respectively.
During the six months ended June 30, 2021, we granted an award of 7,688 PSUs to an executive that vest based on achievement of certain pre-established individual performance metrics during fiscal year 2021, for which the achievement is approved on a pass/fail basis by the Board of Directors in its sole discretion after taking into account the recommendation of the President and Chief Executive Officer. The service inception date precedes the grant date for this award as (a) the award was authorized prior to establishing an accounting grant date, (b) the recipient began providing services prior to the grant date and (c) there are performance conditions that, if not met by the accounting grant date, will result in the forfeiture of the award. As the service inception date precedes the grant date, we recognize stock-based compensation expense on a straight-line basis over the requisite service period based on the fair value at each reporting date. Our stock-based compensation expense for this award for the six months ended June 30, 2021 was $0.5 million.
As of June 30, 2021, the total estimated remaining stock-based compensation expense for the aforementioned RSUs and PSUs was $39.4 million, which is expected to be recognized over a weighted average period of 2.6 years.

Restricted Stock Awards
A summary of activity in connection with our restricted stock awards for the six months ended June 30, 2021 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2020	5	$153.41
Granted	4	144.33
Vested	(3)	160.34
Forfeited	—	—
Unvested as of June 30, 2021	6	$143.74
We have the right to repurchase any unvested restricted stock awards subject to certain conditions. Restricted stock awards vest over a one-year period. We recognized stock-based compensation expense for restricted stock awards of $0.2 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $0.3 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively.
As of June 30, 2021, the total estimated remaining stock-based compensation expense for unvested restricted stock awards with a repurchase right was $0.7 million, which is expected to be recognized over a weighted average period of 0.9 years.
12. Income Taxes
We calculate our benefit from income taxes on a quarterly basis by applying an estimated annual effective tax rate to income from operations and by calculating the tax effect of discrete items recognized during the quarter.
For the three and six months ended June 30, 2021, we recorded an income tax benefit of $0.3 million and $5.9 million, respectively. The effective tax rate as compared to the U.S. federal statutory rate of 21% differs primarily due to the significance of the benefits associated with stock-based compensation expense and research and development tax credits in relation to the forecasted pre-tax results for the year.
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
There were no material changes to our unrecognized tax benefits during the six months ended June 30, 2021 and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
As of June 30, 2021, we have approximately $4.7 million of net deferred tax assets. At this time, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these deferred tax assets. However, it is possible that in certain jurisdictions some or all of our net operating loss carryforwards and research tax credits may expire unused if we are unable to sustain a certain level of future profitability in those jurisdictions, in which event a valuation allowance may be necessary to reduce our deferred tax assets.
13. Revenue and Other Information
The following table presents our revenue categories for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Core solutions	$25,363	$26,061	$49,537	$50,963
Value+ services	60,447	51,592	111,957	95,730
Other	3,230	3,390	6,467	6,845
Total revenue	$89,040	$81,043	$167,961	$153,538
Our revenue is generated primarily from customers in the United States. All of our property and equipment is located in the United States.

Deferred Revenue
During the six months ended June 30, 2021 and 2020, we recognized $1.8 million and $3.5 million of revenue, respectively, which were included in the deferred revenue balances as of December 31, 2020 and 2019, respectively.
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
Overview
We provide innovative software, services and data analytics to the real estate industry. Our cloud-based solutions are used primarily by property managers, but also by numerous other constituencies in the property management business ecosystem. These other constituencies include property owners, rental prospects, tenants and service providers, whom we refer to collectively as "users". Although specific functionality varies by product, our core solutions are designed to enable our customers to digitally transform their businesses, address critical business operations and enable exceptional customer service. In addition to our core solutions, we offer an array of optional, but often business-critical, Value+ services that are designed to enhance, automate and streamline processes and workflows that are essential to our customers' businesses. Our Value+ services are generally available on an as-needed basis and enable our customers to adapt our offerings to their specific operational requirements.
Our solutions and services are designed to be a system of record to automate essential business processes, a system of engagement to enhance business interactions between our customers and users and a system of intelligence to leverage data to predict and optimize business workflows in order to enable exceptional customer experiences and increase efficiency across our customers' businesses. Our mobile-optimized software solutions are designed for use across multiple devices and operating systems. Our software solutions are offered as a service, are hosted using a modern cloud-based architecture, and, in part, use artificial intelligence technologies. This architecture leads to rich data sets that have a consistent schema across our customer and user base and enables us to deploy data-powered products and services for our customers and users.
In 2008, we introduced APM, a property management solution designed to address the unique operational and business requirements of property management companies and their business ecosystems. Recognizing that our customers and their business ecosystems would benefit from additional business critical services, we launched a series of Value+ services beginning in 2009. Our Value+ services are tailored to the specific workflows of property management businesses and generally fall into the categories of marketing and leasing, electronic payment services, business optimization and risk mitigation. In 2018, we introduced APM PLUS, a tier of APM designed for larger businesses with more complex needs. APM PLUS builds upon the functionality of APM and additionally offers data analytics, configurable workflows, and revenue management and optimization functionality for our customers. In April 2019, we launched AppFolio Investment Management, which is designed to enable real estate investment managers to better manage their investor relationships by increasing transparency and streamlining certain business processes. We do not separately break out customer information between APM, APM PLUS and AppFolio Investment Management at this time.
APM and APM PLUS serve our property management customers, including third-party property managers and owner operators, who typically manage single- and multi-family residential properties, and others who manage community association, and commercial properties. Our solutions and services also serve other constituencies in the property management market, including property owners, rental prospects, tenants and service providers. Revenue generated from each customer varies based on the type of property, the number of units under management, and the level of adoption and utilization of Value+ services by the customer and users. Revenue per unit generated from each customer typically varies based on the type of property and the level of adoption and utilization of Value+ services by the customer and users. For example, revenue generated per community association unit, which represent a growing percentage of our overall units, is lower than revenue generated per residential unit given the unique and complex needs of the residential rental lifecycle and resulting impact on the adoption and utilization of V+ services.

Property management customer count and property management units under management are presented in the table below. We define property management customers as those paying for a subscription to our core solutions.

	Quarter Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2021		2020
Property manager customers	16,532	16,178	15,724	15,352	15,011	14,729
Property manager units under management (in millions)	5.82	5.62	5.36	5.12	4.94	4.80

To date, we have experienced rapid revenue growth due to strong relationships with our customers, as well as our investments in research and product development, sales and marketing, customer service and support, and infrastructure. We have invested, and intend to continue to invest, in our business to capitalize on our market opportunity by working closely with our customers, prospects, partners and other industry participants to inform our product strategy. Over the long-term, these investments are expected to continue to increase our costs and operating expenses on an absolute basis. Many of these investments will occur in advance of our realization of revenue or any other benefit, which will make it difficult to determine if we are allocating our resources effectively and efficiently. We expect our operating margins will improve over the long-term, but this trend may be interrupted from time to time as a result of accelerated investment opportunities occurring in advance of realization of revenue.
We rely heavily on our talented team of employees to execute our growth plans and achieve our long-term strategic objectives. We believe our people are at the heart of our success and our customers' success, and we have worked hard not only to attract and retain talented individuals, but also to provide a challenging and rewarding environment to motivate and develop our valuable human capital. Beginning in March 2020, in an effort to protect our employees and comply with applicable government orders, we transitioned our employees to a remote work environment and restricted non-essential employee travel. Our workforce has continued to effectively develop and support our software and services offerings notwithstanding the current environment. We expect to slowly transition employees back to the workplace and resume employee travel throughout 2021; however, employees will have the option to work remotely for the remainder of the year. If the COVID-19 pandemic once again requires full remote working conditions or otherwise slows our return to the workplace, it could have an adverse impact on the productivity of our employees as they navigate the challenges of daily life during a pandemic, which would harm our business and impede our ability to achieve our strategic objectives. We take the health and welfare of our people very seriously. We have encouraged, and will continue to encourage, safe practices designed to stem the infection and spread of COVID-19 within our workforce and beyond and to maintain the mental health and well-being of our employees. While the COVID-19 pandemic may have long-term effects on the nature of the office environment and remote working, which may present operational and workplace culture challenges that may adversely affect our business, we are committed to our employees returning to the workplace in the long-term. We recently constructed a new office space in Santa Barbara, California, extended the lease for our office in Richardson, Texas and leased new office space in San Diego, California.
During the six months ended June 30, 2020, we also provided software solutions and services to the legal industry via MyCase, a software solution primarily designed for small and mid-sized law firms. As previously disclosed, we completed our divestiture of MyCase, Inc. on September 30, 2020 (the "MyCase Transaction"). In connection with the MyCase Transaction, our credit facility was terminated and all obligations outstanding under our term and revolving loans, including all guarantees and security interests granted with respect to such obligations, were satisfied in full with proceeds from the sale and extinguished. For additional details, see Note 3, Divestitures of our Condensed Consolidated Financial Statements in this Quarterly Report.
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
We also offer Value+ services, which are not covered by our subscription fees, on a per use basis. Usage-based fees are charged on a flat fee per transaction basis with no minimum usage commitments. We recognize revenue for usage-based services in the period the service is rendered. We generally invoice our usage-based services on a monthly basis or collect the fee at the time of service. A significant majority of our Value+ services revenue comes directly and indirectly from the use of our electronic payment services, tenant screening services, and insurance services. Usage-based fees are paid either by customers or by users.

We charge our customers for on-boarding assistance to our core solutions and certain other non-reoccurring services. We generally invoice for these other services in advance of the services being completed and recognize revenue upon completion of the related service. We generate revenue from the standalone customers of previously acquired businesses such as WegoWise and Dynasty, by providing services outside of our property management core solution platform. Revenue derived from these services is recorded in Other revenue.
Costs and Operating Expenses
Cost of Revenue. Many of our Value+ services are facilitated by third-party service providers. Cost of revenue includes the fees paid to these third-party service providers (including legal fees and costs associated with the delivery and provision of those services, as well as loss reserves and other costs associated with our legal liability to landlord insurance services), which vary both in cost and as a percent of revenue for each Value+ service offering, personnel-related costs for our employees focused on customer service and the support of our operations (including salaries, performance-based compensation, benefits, and stock-based compensation), platform infrastructure costs (such as data center operations and hosting-related costs), payment processing fees and allocated shared costs. Cost of revenue excludes depreciation of property and equipment, and amortization of capitalized software development costs and intangible assets.
Sales and Marketing. Sales and marketing expense consists of personnel-related costs for our employees focused on sales and marketing (including salaries, sales commissions, performance-based compensation, benefits, and stock-based compensation), costs associated with sales and marketing activities, and allocated shared and other costs. Marketing activities include advertising, online lead generation, lead nurturing, customer and industry events, and the creation of industry-related content and collateral. Sales commissions and other incremental costs to acquire customers and grow adoption and utilization of our Value+ services by our new and existing customers are deferred and then amortized on a straight-line basis over a period of benefit, which we have determined to be three years. We focus our sales and marketing efforts on generating awareness of our software solutions, creating sales leads, establishing and promoting our brands, and cultivating an educated community of successful and vocal customers.
Research and Product Development. Research and product development expense consists of personnel-related costs for our employees focused on research and product development (including salaries, performance-based compensation, benefits, and stock-based compensation), fees for third-party development resources, and allocated shared and other costs. Our research and product development efforts are focused on enhancing functionality and the ease of use of our existing software solutions by adding new core functionality, Value+ services and other improvements, as well as developing new products and services for new and existing markets. We capitalize our software development costs which meet the criteria for capitalization. Amortization of capitalized software development costs is included in depreciation and amortization expense.
General and Administrative. General and administrative expense consists of personnel-related costs for employees in our executive, finance, information technology, human resources, legal, compliance, corporate development and administrative organizations (including salaries, a majority of total performance-based cash compensation, benefits, and stock-based compensation). In addition, general and administrative expense includes fees for third-party professional services (including audit, legal, compliance, tax, and consulting services), transaction costs related to business combinations and divestitures, regulatory fines and penalties, other corporate expenses, and allocated shared costs.
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
Other Income (Loss), Net. Other income (loss), net includes gains and losses associated with the sale of property, equipment and investment securities, as well as income from certain post-closing transition services to be provided by us to MyCase in connection with the MyCase Transaction.
Interest Income (Expense), Net. Interest expense includes interest paid on any outstanding borrowings. Interest income includes interest earned on investment securities, amortization and accretion of the premium and discounts paid from the purchase of investment securities, and interest earned on notes receivable and on cash deposited in our bank accounts.
Benefit from Income Taxes. Benefit from income taxes consists of federal and state income taxes in the United States.

Results of Operations
The following table sets forth our results of operations for the periods presented in dollars (in thousands) and as a percentage of revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
Consolidated Statements of Operations Data:
Revenue	$89,040	100.0%	$81,043	100.0%	$167,961	100.0%	$153,538	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization) (1)	32,819	36.9	27,411	33.8	66,117	39.4	56,372	36.7
Sales and marketing (1)	17,714	19.9	13,717	16.9	33,893	20.2	28,223	18.4
Research and product development (1)	15,506	17.4	12,128	15.0	29,889	17.8	23,340	15.2
General and administrative (1)	14,206	16.0	14,785	18.2	27,567	16.4	23,357	15.2
Depreciation and amortization	7,649	8.6	6,657	8.2	15,018	8.9	13,071	8.5
Total costs and operating expenses	87,894	98.7	74,698	92.2	172,484	102.7	144,363	94.0
Income (loss) from operations	1,146	1.3	6,345	7.8	(4,523)	(2.7)	9,175	6.0
Other income (loss), net	496	0.6	(10)	—	1,058	0.6	12	—
Interest income (expense), net	55	0.1	(562)	(0.7)	108	0.1	(1,056)	(0.7)
Income (loss) before benefit from income taxes	1,697	1.9	5,773	7.1	(3,357)	(2.0)	8,131	5.3
Benefit from income taxes	(324)	(0.4)	(13,484)	(16.6)	(5,857)	(3.5)	(13,109)	(8.5)
Net income	$2,021	2.3%	$19,257	23.8%	$2,500	1.5%	$21,240	13.8%

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock-based compensation expense included in costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$463	$520	$934	$646
Sales and marketing	447	477	849	702
Research and product development	1,214	580	2,071	874
General and administrative	1,090	1,176	2,136	1,490
Total stock-based compensation expense	$3,214	$2,753	$5,990	$3,712

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Core solutions	$25,363	$26,061	$(698)	(3)%	$49,537	$50,963	$(1,426)	(3)%
Value+ services	60,447	51,592	8,855	17%	111,957	95,730	16,227	17%
Other	3,230	3,390	(160)	(5)%	6,467	6,845	(378)	(6)%
Total revenue	$89,040	$81,043	$7,997	10%	$167,961	$153,538	$14,423	9%

Revenue derived from our software and solutions offered to the real estate vertical for the three months ended June 30, 2021 and 2020, was $89.0 million and $72.8 million, respectively, an increase of $16.2 million, or 22%. This increase was primarily attributable to the growth in the number of property management customers and units under management utilizing our software and services. The remaining revenue in 2020 was attributed to our legacy legal vertical. Revenue derived from our software and solutions offered to the real estate vertical for the six months ended June 30, 2021 and 2020, was $168.0 million and $137.7 million, respectively, an increase of $30.3 million, or 22%. This increase was primarily attributable to the growth in the number of property management customers and units under management utilizing our software and services. The remaining revenue in 2020 was attributed to our legacy legal vertical.
Core solutions revenue derived from our real estate vertical for the three months ended June 30, 2021 and 2020 was $25.4 million and $21.2 million, respectively, an increase of $4.2 million or 20%. Core solutions revenue derived from our real estate vertical for the six months ended June 30, 2021 and 2020 was $49.5 million and $41.7 million, respectively, an increase of $7.8 million or 19%.
Value+ services revenue derived from our real estate vertical for the three months ended June 30, 2021 and 2020 was $60.4 million and $48.2 million, respectively, an increase of $12.2 million or 25%. Value+ services revenue derived from our real estate vertical for the six months ended June 30, 2021 and 2020 was $112.0 million and $89.1 million, respectively, an increase of $22.9 million or 26%. These increases in core solutions and Value+ services revenue for the three and six months ended June 30, 2021 and 2020 were mainly attributable to growth in our base of property management customers and growth in users of our subscription and usage-based services. During the three and six month periods we experienced growth of 17% and 17%, respectively, in the average number of property management units under management resulting from 10% and 10%, respectively, growth in the average number of property management customers during the periods.
Our electronic payment services experienced increased demand during the comparative periods as residents, property managers, owners and customers transacted more business online. Our tenant screening and insurance services usage also increased during the comparative periods in line with the increase in units under management. A significant majority of our Value+ services revenue comes directly and indirectly from the use of our electronic payment services, tenant screening services, and the insurance services we make available to customers.

Cost of Revenue (Exclusive of Depreciation and Amortization)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$32,819	$27,411	$5,408	20%	$66,117	$56,372	$9,745	17%
Percentage of revenue	36.9%	33.8%			39.4%	36.7%
Cost of revenue (exclusive of depreciation and amortization) related to our software and solutions offered to the real estate vertical for the three months ended June 30, 2021 and 2020 was $32.8 million and $24.5 million, respectively, an increase of $8.3 million, or 34%. This increase was primarily attributable to increased costs associated with servicing the incremental $16.2 million in revenue over the same period. The remaining cost of revenue was attributed to our legacy legal vertical and such costs for 2021 were reimbursed through our ongoing Transition Services Agreement and recorded in Other income (loss), net.

For the three months ended June 30, 2021 and 2020, expenditures to third-party service providers related to the delivery of our Value+ services to the real estate vertical increased $5.6 million, which was directly associated with the increased adoption and utilization of our Value+ services, as evidenced by the $12.2 million increase in Value+ services revenue to the real estate vertical. Personnel-related costs, including performance-based compensation, necessary to support growth and key investments, increased $2.0 million. Allocated shared and other costs increased by $0.8 million primarily driven by increases in software, payment processing and other costs incurred in support of our overall growth.
Cost of revenue (exclusive of depreciation and amortization) related to our software and solutions offered to the real estate vertical for the six months ended June 30, 2021 and 2020 was $65.9 million and $50.6 million, respectively, an increase of $15.3 million, or 30%. This increase was primarily attributable to increased costs associated with servicing the incremental $30.3 million in revenue over the same period. The remaining cost of revenue was attributed to our legacy legal vertical and such costs for 2021 were reimbursed through our ongoing Transition Services Agreement and recorded in Other income (loss), net.
For the six months ended June 30, 2021 and 2020, expenditures to third-party service providers related to the delivery of our Value+ services to the real estate vertical increased $9.4 million, which was directly associated with the increased adoption and utilization of our Value+ services, as evidenced by the $22.9 million increase in Value+ services revenue to the real estate vertical. Personnel-related costs, including performance-based compensation, necessary to support growth and key investments, increased $4.9 million. Allocated shared and other costs increased by $1.0 million primarily driven by a $1.4 million increase in software, payment processing and other costs incurred in support of our overall growth, partially offset by a $0.4 million reduction of expenses attributed to a decrease in workplace-related and other expenditures in response to the impact of the COVID-19 pandemic.
As a percentage of revenue, cost of revenue (exclusive of depreciation and amortization) fluctuates primarily based on the mix of Value+ services revenue in the period, given the varying percentage of revenue we pay to third-party service providers, and investments made in advance of expected revenue generation. For the three months ended June 30, 2021, cost of revenue (exclusive of depreciation and amortization), as a percentage of revenue, increased to 36.8% from 33.6% for the three months ended June 30, 2020, and increased to 39.3% from 36.8% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. These increases in cost as a percentage of revenue were primarily driven by the mix of Value+ services revenue with varying underlying third-party costs.
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Sales and marketing	$17,714	$13,717	$3,997	29%	$33,893	$28,223	$5,670	20%
Percentage of revenue	19.9%	16.9%			20.2%	18.4%
Sales and marketing expense related to our software and solutions offered to the real estate vertical for the three months ended June 30, 2021 and 2020 was $17.7 million and $11.9 million, respectively, an increase of $5.8 million, or 49%. This increase was primarily due to a $2.2 million increase in personnel-related costs, including performance-based compensation, necessary to support growth and key investments in the business. Advertising and promotion costs increased by $3.0 million due in part from lower spending in 2020 from the cancellation or postponement of in person events and the reduction of online marketing spend as well as increased advertising and promotion spending in 2021 to support the growth and key investments in the business in 2021 and beyond. In addition, there was an increase in allocated shared and other costs of $0.6 million primarily driven by increases in software and other costs incurred in support of our overall growth. The remaining sales and marketing expense was attributed to our legacy legal vertical and such costs for 2021 were reimbursed through our ongoing Transition Services Agreement and recorded in Other income (loss), net.
Sales and marketing expense related to our software and solutions offered to the real estate vertical for the six months ended June 30, 2021 and 2020 was $33.8 million and $24.3 million, respectively, an increase of $9.5 million, or 39%. This increase was primarily due to a $4.9 million increase in personnel-related costs, including performance-based compensation, necessary to support growth and key investments in the business. Advertising and promotion costs increased by $4.3 million due in part to lower spending in 2020 due to the cancellation or postponement of in person events and the reduction of online marketing spend as well as increased advertising and promotion spending in 2021 to support the growth and key investments in the business in 2021 and beyond. In addition, there was an increase in allocated shared and other costs of $0.7 million primarily related to software, offset by a $0.4 million decrease in costs due to the elimination of event-related travel and the reduction of workplace-related and other non-essential expenditures in response to the impact of the COVID-19 pandemic. The remaining sales and marketing expense was attributed to our legacy legal vertical and such costs for 2021 were reimbursed through our ongoing Transition Services Agreement and recorded in Other income (loss), net.
As a percentage of revenue, sales and marketing expense increased to 19.9% from 16.3% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and increased to 20.1% from 17.6% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was due in part to lower advertising and promotion costs in 2020 as a result of fewer events and lower online marketing spend as well as increased spend in 2021 to support the growth of the business. The increase for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was due to in part to lower advertising and promotion costs in 2020 as a result of fewer events and lower online marketing spend as well as increased spend in 2021 to support the growth of the business.
Research and Product Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Research and product development	$15,506	$12,128	$3,378	28%	$29,889	$23,340	$6,549	28%
Percentage of revenue	17.4%	15.0%			17.8%	15.2%
Research and product development expense related to our software and solutions offered to the real estate vertical for the three months ended June 30, 2021 and 2020 was $15.5 million and $10.7 million, respectively, an increase of $4.8 million, or 45%. This increase was the result of an increase in personnel-related costs, including performance based compensation, net of capitalized software development costs, of $4.5 million due to investments in headcount growth within our research and product development organization. Allocated shared and other costs increased by $0.3 million primarily related to software and other costs to support our overall growth. The remaining research and development expense was attributed to our legacy legal vertical and such costs for 2021 were reimbursed through our ongoing Transition Services Agreement and recorded in Other income (loss), net.
Research and product development expense related to our software and solutions offered to the real estate vertical for the six months ended June 30, 2021 and 2020 was $29.8 million and $20.6 million, respectively, an increase of $9.2 million, or 45%. This increase was the result of an increase in personnel-related costs, including performance based compensation, net of capitalized software development costs, of $9.2 million due to investments in headcount growth within our research and product development organization. Allocated shared and other costs increased $0.3 million primarily related to software costs, and were offset by a $0.3 million reduction of workplace-related and other non-essential expenditures in response to the impact of the COVID-19 pandemic. The remaining research and development expense was attributed to our legacy legal vertical and such costs for 2021 were reimbursed through our ongoing Transition Services Agreement and recorded in Other income (loss), net.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
General and administrative	$14,206	$14,785	$(579)	(4)%	$27,567	$23,357	$4,210	18%
Percentage of revenue	16.0%	18.2%			16.4%	15.2%
General and administrative expense related to our software and solutions offered to the real estate vertical and general corporate overhead expenses for the three months ended June 30, 2021 and 2020 was $14.2 million and $14.5 million, respectively, a decrease of $0.3 million, or 2%. The decrease in general and administrative expense was primarily due to a one-time $4.3 million legal expense accrued during the three months ended June 30, 2020 and paid in the three months ended March 31, 2021 related to our previously disclosed settlement with the Federal Trade Commission (the "FTC"). This decrease was offset by an increase of $2.1 million in personnel related costs due to investments in headcount growth within our general and administrative organizations, a $1.0 million one-time expense related to separation pay in connection with the departure of our Chief Financial Officer ("CFO") during the three months ended June 30, 2021, and a $1.1 million increase in allocated shared and other costs to support our overall growth, all of which was partially offset by a net decrease of $0.2 million in connection with long-term executive cash incentive plans for certain executives, including certain of our named executive officers. We expect to incur additional expense in future periods under the long-term executive cash incentive plans throughout the remaining service periods.

General and administrative expense related to our software and solutions offered to the real estate vertical and general corporate overhead expenses for the six months ended June 30, 2021 and 2020 was $27.6 million and $23.0 million, respectively, an increase of $4.6 million, or 20%. The increase in general and administrative expense was primarily due to $5.0 million increase in personnel-related costs for investments in headcount, $1.0 million expense related to CFO separation pay, a $1.0 million expense in connection with long-term executive cash incentive plans for certain executives, and an increase of $1.9 million in allocated shared and other costs for professional and legal fees, education and training, insurance, software and other costs to support our overall growth. These increases were offset by the $4.3 million legal expense accrued during the three months ended June 30, 2020 and paid in the three months ended March 31, 2021 related to our settlement with the FTC.
Depreciation and Amortization

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Depreciation and amortization	$7,649	$6,657	$992	15%	$15,018	$13,071	$1,947	15%
Percentage of revenue	8.6%	8.2%			8.9%	8.5%
Depreciation and amortization expense related to our software and solutions offered to the real estate vertical for the three months ended June 30, 2021 and 2020 was $7.6 million and $6.0 million, respectively, an increase of $1.6 million, or 28%. Depreciation and amortization expense related to our software and solutions offered to the real estate vertical for the six months ended June 30, 2021 and 2020 was $15.0 million and $11.8 million, respectively, an increase of $3.2 million, or 27%. These increases in depreciation and amortization expense were primarily due to increased amortization expense associated with higher accumulated capitalized software development balances.
Other Income (Loss), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Other income (loss), net	$496	$(10)	$506	*	$1,058	$12	$1,046	*
Percentage of revenue	0.6%	—%			0.6%	—%

*Percentage change not meaningful
Other income (loss), net related to our software and solutions offered to the real estate vertical for the three months ended June 30, 2021 and 2020 was $0.5 million and $(10) thousand, respectively, an increase of $0.5 million. The increase in Other income (loss), net was primarily due to $0.3 million in other income recorded during the three months ended June 30, 2021 related to certain post-closing transition services provided to MyCase, and $0.2 million in other income recorded during the three months ended June 30, 2021 related to post-closing adjustments to the sales price of MyCase.
Other income (loss), net related to our software and solutions offered to the real estate vertical for the six months ended June 30, 2021 and 2020 was $1.1 million and $12 thousand, respectively, an increase of $1.0 million. The increase in Other income (loss), net was primarily due to $0.7 million in other income recorded during the six months ended June 30, 2021 related to certain post-closing transition services provided to MyCase, and $0.4 million in other income recorded during the six months ended June 30, 2021 related to post-closing adjustments to the sales price of MyCase.

Benefit from Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Benefit from income taxes	$(324)	$(13,484)	$13,160	*	$(5,857)	$(13,109)	$7,252	(55)%
Percentage of revenue	(0.4)%	(16.6)%			(3.5)%	(8.5)%
*Percentage not meaningful

We calculate our benefit from income taxes on a quarterly basis by applying an estimated annual effective tax rate to income from operations and by calculating the tax effect of discrete items recognized during the quarter.

For the three and six months ended June 30, 2021, we recorded an income tax benefit of $0.3 million and $5.9 million, respectively. The effective tax rate as compared to the U.S. federal statutory rate of 21% differs primarily due to the significance of the benefits associated with stock-based compensation expense and research and development tax credits in relation to the forecasted pre-tax results for the year.

For the three and six months ended June 30, 2020, we recorded an income tax benefit of $13.5 million and $13.1 million, respectively. The effective tax rate as compared to the U.S. federal statutory rate of 21% differs primarily due to the significance of the benefits associated with stock-based compensation expense and research and development tax credits in relation to the forecasted pre-tax results for the year.
Liquidity and Capital Resources
Our principal sources of liquidity continue to be comprised of our cash, cash equivalents, investment securities, as well as cash flows generated from our operations. As of June 30, 2021, our cash, cash equivalents, and investment securities had an aggregate balance of $163.1 million. We have financed our operations primarily through cash generated from operations. We believe that our existing cash and cash equivalents, investment securities, and cash generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$10,661	$27,376
Net cash used in investing activities	(94,060)	(18,712)
Net cash (used in) provided by financing activities	(8,254)	28,840
Net (decrease) increase in cash, cash equivalents and restricted cash	$(91,653)	$37,504
Cash Provided by Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our core solutions and Value+ services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
For the six months ended June 30, 2021, net cash provided by operating activities was $10.7 million resulting from income of $2.5 million, non-cash charges of $15.7 million and a net decrease in our operating assets and liabilities of $7.6 million. The non-cash charges primarily consist of an increase in deferred taxes of $6.1 million, $15.0 million of depreciation and amortization costs, $1.4 million of amortization of operating lease right-of-use ("ROU") assets, and stock-based compensation expense of $6.0 million. The net decrease in our operating assets and liabilities was mostly attributable to a $9.0 million decrease in income taxes payable primarily driven by income taxes paid due to the MyCase Transaction, a $3.0 million decrease in accrued expenses which was primarily due to a $4.3 million legal expense accrued during the three months ended June 30, 2020 and paid in the three months ended March 31, 2021 related to our settlement with the FTC, a $2.2 million increase in prepaid expenses and other current assets primarily attributable to an increase in tenant improvement allowance receivable, and a $4.0 million increase in accounts receivable primarily driven by growth of our Value+ services. These decreases were partially offset by a $1.7 million increase in operating lease liabilities, a $1.0 million increase in accrued employee expenses-noncurrent due to an increase in accrued long-term management bonuses made in connection with long-term executive cash incentive plans for certain executives, a $7.6 million increase in accrued employee expenses-current primarily due to an increase in other short-term accrued management bonuses, and a $1.3 million increase in accounts payable.

For the six months ended June 30, 2020, net cash provided by operating activities was $27.4 million resulting from net income of $21.2 million, adjusted by non-cash charges of $5.7 million and a net increase in our operating assets and liabilities of $0.4 million. The non-cash charges primarily consist of an increase in deferred taxes of $13.1 million, $13.1 million of depreciation and amortization costs, stock-based compensation expense of $3.7 million, and $2.1 million of amortization of operating lease right-of-use assets. The net increase in our operating assets and liabilities was mostly attributable to a $5.1 million increase in accounts receivable primarily driven by growth of our Value+ services, partially offset by a $4.5 million increase in accrued expenses which was primarily due to a $4.3 million legal expense accrued during the three months ended June 30, 2020 and paid in the three months ended March 31, 2021 related to our settlement with the FTC, a $0.7 million increase in accrued employee expenses primarily due to an increase in accrued paid time off and partially offset by a decrease in accrued performance-based cash compensation and a $0.5 million increase in deferred revenue driven by growth in the number of customers invoiced during the period.
Cash Used in Investing Activities
Cash used in investing activities is generally comprised of purchases of investment securities, maturities and sales of investment securities, purchases of property and equipment, and additions to capitalized software development.
For the six months ended June 30, 2021, investing activities used $94.1 million in cash primarily due to purchases of investment securities of $148.3 million, capitalized software development costs of $11.9 million, and capital expenditures of $2.8 million to purchase property and equipment for the continued growth and expansion of our business. These uses of cash were partially offset by sales and maturities of investment securities of $42.2 million and $26.8 million, respectively.
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

Cash (Used in) Provided by Financing Activities
Cash (used in) provided by financing activities is generally comprised of proceeds from the exercise of stock options, net share settlements for employee tax withholdings associated with the vesting of RSUs, activities associated with our former credit facility, which was terminated in connection with the divestiture of MyCase Inc. (For additional details, refer to Note 3. Divestitures), and activities related to the repurchase of our Class A common stock.
For the six months ended June 30, 2021, financing activities used $8.3 million in cash primarily as a result of net share settlements for employee tax withholdings associated with the vesting of RSUs of $8.9 million.
For the six months ended June 30, 2020, financing activities provided $28.8 million in cash primarily as a result of proceeds from our prior revolving credit facility of $50.2 million, partially offset by net share settlements for employee tax withholdings associated with the vesting of RSUs of $9.7 million, payment of contingent consideration related to the Dynasty acquisition completed in January 2019 of $6.0 million, the repurchase of outstanding shares of Class A common stock in the amount of $4.2 million, and principal payments on debt of $1.8 million.

Contractual Obligations and Other Commitments
There have been no material changes to our contractual obligations and other commitments as disclosed in our Annual Report.
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any off-balance sheet arrangements.
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
Investment Securities
As of June 30, 2021, we had cash and cash equivalents of $48.6 million consisting of bank deposits, money market funds, commercial paper, and treasury securities, and $114.5 million of investment securities consisting of United States government agency securities, corporate bonds, and treasury securities. The primary objective of investing in securities is to support our liquidity and capital needs. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
Our investment securities are exposed to market risk due to interest rate fluctuations. While fluctuations in interest rates do not impact our interest income from our investment securities as all of these securities have fixed interest rates, changes in interest rates may impact the fair value of the investment securities. Since our investment securities are held as available for sale, all changes in fair value impact our other comprehensive income unless an investment security is considered impaired in which case changes in fair value are reported in other expense. As of June 30, 2021, a hypothetical 100 basis point decrease in interest rates would not have resulted in a material change in the fair value of our investment securities and a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investment securities of approximately $0.5 million. This estimate is based on a sensitivity model which measures an instant change in interest rates by 100 basis points at June 30, 2021.
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
Based on our management's evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
As previously disclosed on Current Reports on Form 8-K filed with the SEC on May 10, 2021 and June 4, 2021, Ida Kane resigned as Chief Financial Officer effective June 4, 2021. We do not believe that the resignation has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are in the process of conducting our search for Ms. Kane’s successor. Our Chief Executive Officer has signed the required certifications as both the Principal Executive Officer and Principal Financial Officer for our most recently completed fiscal quarter.
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
Beginning in March 2020, in an effort to protect our employees and comply with applicable government orders, we transitioned our employees to a remote work environment and restricted non-essential employee travel. Our workforce has continued to effectively develop and support our software and services offerings notwithstanding the current environment. We expect to slowly transition employees back to the workplace and resume employee travel throughout 2021; however employees will have the option to work remotely for the remainder of the year. If the COVID-19 pandemic once again requires full remote working conditions or otherwise slows our return to the workplace, it could have an adverse impact on the productivity of our employees as they navigate the challenges of daily life during a pandemic, which would harm our business and impede our ability to achieve our strategic objectives. Furthermore, the COVID-19 pandemic may have long-term effects on the nature of the office environment and remote working, which may present operational and workplace culture challenges that may adversely affect our business.

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
Our tenant screening services business is subject to a number of complex laws that are subject to varying interpretations, including the FCRA and related regulations. The FCRA continues to be the subject of multiple class-based litigation proceedings, as well as numerous regulatory inquiries and enforcement actions. In addition, entities such as the FTC and the Consumer Financial Protection Bureau have the authority to promulgate rules and regulations that may impact our customers and our business, and have made various public statements that tenant screening is an area of focus for such agencies. Although we attempt to structure our tenant screening services to comply with the relevant laws and regulations, we may be found to be in violation of them and we may be subject to routine regulatory inquiries, enforcement actions, class-based litigation or indemnity demands.
As previously disclosed, we received a Civil Investigative Demand from the FTC in December 2018 requesting certain information relating to our compliance with the FCRA in connection with our tenant screening services business (the "FTC Investigation"). On April 30, 2020, the FTC staff informed us of its belief that there was a reasonable basis for asserting claims against us for our alleged failure to comply with certain sections of the FCRA. Notwithstanding our disagreement with the FTC's position and vigorous defense of our position, primarily in an effort to avoid protracted litigation and potential distraction to our business, we entered into a settlement agreement with the FTC in an effort to resolve all claims and allegations arising out of or relating to the FTC Investigation. We admitted no wrongdoing in connection with the settlement, but paid $4.3 million to the FTC in connection therewith and are subject to ongoing compliance and reporting requirements. Our failure to comply with these requirements could result in additional penalties or other actions by the FTC or other agencies.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of June 30, 2021, the holders of the outstanding shares of our Class B common stock, including our executive officers, directors, and principal stockholders, collectively held approximately 89% of the combined voting power of our outstanding capital stock. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our outstanding capital stock and therefore control the election of a majority of our directors and thereby have the power to control our affairs and policies, including the appointment of management and strategic decisions, as well as matters that are submitted to a vote by our holders of our common stock. The interests of our principal stockholders may be inconsistent with or adverse to those of holders our Class A common stock. This concentrated control may also have the effect of delaying, deterring or preventing a change-in-control transaction, depriving our stockholders of an opportunity to receive a premium for their capital stock or negatively affecting the market price of our Class A common stock. In addition, transfers by holders of our Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions. The conversion of our Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of the holders of our Class B common stock who retain their shares over the long term.
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
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate, and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales, or the perception that our shares may be available for sale, will have on the prevailing market price of our Class A common stock. As of June 30, 2021, we had an aggregate of 1.0 million options outstanding that, if fully exercised, would result in the issuance of additional shares of Class A common stock or Class B common stock, as applicable. Our Class B common stock converts into Class A common stock on a one-for-one basis. In addition, as of June 30, 2021, we had 0.5 million RSUs, outstanding which, if fully vested and settled in shares, would result in the issuance of additional shares of Class A common stock. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options), or upon the vesting and settlement of RSUs, have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance. In addition, certain holders of our Class A common stock and Class B common stock have rights, subject to certain conditions, to require us to file registration statements for the public resale of such shares (in the case of Class B common stock, the Class A common stock issuable upon conversion of such shares) or to include such shares in registration statements that we may file for us or other stockholders. Any sales of securities by these stockholders could have a material adverse effect on the market price of our Class A common stock.
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
We are subject to general business regulations and laws, as well as regulations and laws specifically governing the highly regulated real estate market, electronic payment, background screening, and insurance services markets, the Internet itself, the use of mobile devices to conduct business and communicate, and many other products and services we provide. It is not clear how existing laws governing issues such as property ownership, management, rental and investment, data protection, and personal privacy apply to the Internet, digital content, communication services, web services, and artificial intelligence technologies and services. Unfavorable regulations, laws, and administrative or judicial decisions interpreting or applying those laws and regulations could diminish the demand for, or availability of, our products and services, subject us to litigation or governmental investigation and increase our cost of doing business, any of which may adversely affect our operating results. In addition, the application of federal, state, local and foreign tax laws to services provided electronically is continuously evolving. New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted or amended at any time, possibly with retroactive effect, and could be applied solely or disproportionately to services provided over the Internet. These enactments or amendments could adversely affect our sales activity due to the inherent cost increase such taxes would represent and could ultimately result in a negative impact on our operating results. In addition, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, modified or applied adversely to us, possibly with retroactive effect, which could require us or our customers to pay additional tax amounts, as well as require us or our customers to pay fines or penalties, as well as interest on past amounts. If we are unsuccessful in collecting such taxes due from our customers, we could be held liable for such costs, thereby adversely impacting our operating results.
Item 6. Exhibits

Exhibit Number	Description of Document
10.1	Separation Agreement and General Release, dated June 4, 2021, by and between Ida Kane and the registrant
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

AppFolio, Inc.

Date:	August 9, 2021	By:	/s/ Jason Randall
Jason Randall
Chief Executive Officer
(Principal Financial Officer)

Date:	August 9, 2021	By:	/s/ Ann Wilson
Ann Wilson
Vice President of Accounting
(Principal Accounting Officer)