Form 10-Q
period 2021-09-30
APPFOLIO INC
filed 2021-11-08
CIK 1433195

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021.
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

As of November 1, 2021, the number of shares of the registrant’s Class A common stock outstanding was 19,214,570 and the number of shares of the registrant’s Class B common stock outstanding was 15,453,371.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021 (this "Quarterly Report"), includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not statements of historical facts and can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts," “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those expressions. Forward-looking statements also include the assumptions underlying or relating to such statements. In particular, forward-looking statements contained in this Quarterly Report relate to, among other things:
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

APPFOLIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par values)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$84,444	$140,263
Investment securities—current	76,034	28,256
Accounts receivable, net	12,184	10,057
Prepaid expenses and other current assets	24,714	20,777
Total current assets	197,376	199,353
Investment securities—noncurrent	9,287	6,770
Property and equipment, net	28,177	26,439
Operating lease right-of-use assets	42,597	30,561
Capitalized software development costs, net	40,711	35,459
Goodwill	56,147	56,147
Intangible assets, net	12,864	16,357
Deferred income taxes—noncurrent	12,834	12,181
Other long-term assets	7,394	6,213
Total assets	$407,387	$389,480
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,493	$1,040
Accrued employee expenses—current	25,785	18,888
Accrued expenses	13,090	14,069
Deferred revenue	2,738	2,262
Income tax payable	186	9,095
Other current liabilities	4,910	4,451
Total current liabilities	49,202	49,805
Accrued employee expenses—noncurrent	2,059	—
Operating lease liabilities	56,559	40,146
Deferred income taxes—noncurrent	7,868	13,609
Total liabilities	115,688	103,560
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000 shares authorized and no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value, 250,000 shares authorized as of September 30, 2021 and December 31, 2020; 19,610 and 19,148 shares issued as of September 30, 2021 and December 31, 2020, respectively; 19,191 and 18,729 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	2	2
Class B common stock, $0.0001 par value, 50,000 shares authorized as of September 30, 2021 and December 31, 2020; 15,453 and 15,659 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	164,740	161,247
Accumulated other comprehensive (loss) income	(17)	56
Treasury stock, at cost, 419 shares of Class A common stock as of September 30, 2021 and December 31, 2020	(25,756)	(25,756)
Retained earnings	152,728	150,369
Total stockholders’ equity	291,699	285,920
Total liabilities and stockholders’ equity	$407,387	$389,480
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$95,809	$84,086	$263,770	$237,624
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	38,730	32,752	104,847	89,124
Sales and marketing	19,362	14,894	53,255	43,117
Research and product development	16,500	13,454	46,389	36,794
General and administrative	13,404	12,946	40,971	36,303
Depreciation and amortization	7,826	6,680	22,844	19,751
Total costs and operating expenses	95,822	80,726	268,306	225,089
(Loss) income from operations	(13)	3,360	(4,536)	12,535
Other (loss) income, net	(353)	187,747	705	187,759
Interest income (expense), net	65	(853)	173	(1,909)
(Loss) income before (benefit from) provision for income taxes	(301)	190,254	(3,658)	198,385
(Benefit from) provision for income taxes	(160)	52,578	(6,017)	39,469
Net (loss) income	$(141)	$137,676	$2,359	$158,916

Net (loss) income per common share:
Basic	$—	$4.01	$0.07	$4.64
Diluted	$—	$3.86	$0.07	$4.46
Weighted average common shares outstanding:
Basic	34,614	34,296	34,525	34,241
Diluted	34,614	35,665	35,695	35,662
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(141)	$137,676	$2,359	$158,916
Other comprehensive (loss) income:
Changes in unrealized (losses) gains on investment securities	(7)	(41)	(73)	57
Comprehensive (loss) income	$(148)	$137,635	$2,286	$158,973
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Class A		Class B		Capital	Income (Loss)	Stock	Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	18,729	$2	15,659	$2	$161,247	$56	$(25,756)	$150,369	$285,920
Exercise of stock options	23	—	—	—	100	—	—	—	100
Stock-based compensation	—	—	—	—	3,295	—	—	—	3,295
Vesting of restricted stock units, net of shares withheld for taxes	42	—	—	—	(3,992)	—	—	—	(3,992)
Conversion of Class B stock to Class A stock	108	—	(108)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(18)	—	—	(18)
Net income	—	—	—	—	—	—	—	479	479
Balance at March 31, 2021	18,902	$2	15,551	$2	$160,650	$38	$(25,756)	$150,848	$285,784
Exercise of stock options	13	—	84	—	545	—	—	—	545
Stock-based compensation	—	—	—	—	3,873	—	—	—	3,873
Vesting of restricted stock units, net of shares withheld for taxes	56	—	—	—	(4,908)	—	—	—	(4,908)
Conversion of Class B stock to Class A stock	14	—	(14)	—	—	—	—	—	—
Issuance of restricted stock awards	4	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(48)	—	—	(48)
Net income	—	—	—	—	—	—	—	2,021	2,021
Balance at June 30, 2021	18,989	$2	15,621	$2	$160,160	$(10)	$(25,756)	$152,869	$287,267
Exercise of stock options	29	—	—	—	146	—	—	—	146
Stock-based compensation	—	—	—	—	4,837	—	—	—	4,837
Vesting of restricted stock units, net of shares withheld for taxes	5	—	—	—	(403)	—	—	—	(403)
Conversion of Class B stock to Class A stock	168	—	(168)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(7)	—	—	(7)
Net loss	—	—	—	—	—	—	—	(141)	(141)
Balance at September 30, 2021	19,191	$2	15,453	$2	$164,740	$(17)	$(25,756)	$152,728	$291,699

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

						Accumulated		(Accumulated
					Additional	Other		Deficit)/
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Class A		Class B		Capital	Income	Stock	Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	16,552	$2	17,594	$2	$161,509	$33	$(21,562)	$(8,034)	$131,950
Exercise of stock options	17	—	—	—	97	—	—	—	97
Stock-based compensation	—	—	—	—	1,365	—	—	—	1,365
Vesting of restricted stock units, net of shares withheld for taxes	91	—	—	—	(6,458)	—	—	—	(6,458)
Conversion of Class B stock to Class A stock	58	—	(58)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	132	—	—	132
Repurchase of common stock	(48)	—	—	—	—	—	(4,194)	—	(4,194)
Net income	—	—	—	—	—	—	—	1,983	1,983
Balance as of March 31, 2020	16,670	$2	17,536	$2	$156,513	$165	$(25,756)	$(6,051)	$124,875
Exercise of stock options	32	—	—	—	232	—	—	—	232
Stock-based compensation	—	—	—	—	3,406	—	—	—	3,406
Vesting of restricted stock units, net of shares withheld for taxes	50	—	—	—	(3,232)	—	—	—	(3,232)
Conversion of Class B stock to Class A stock	197	—	(197)	—	—	—	—	—	—
Issuance of restricted stock awards	3	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(34)	—	—	(34)
Net income	—	—	—	—	—	—	—	19,257	19,257
Balance as of June 30, 2020	16,952	$2	17,339	$2	$156,919	$131	$(25,756)	$13,206	$144,504
Exercise of stock options	10	—	—	—	74	—	—	—	74
Stock-based compensation	—	—	—	—	3,572	—	—	—	3,572
Vesting of restricted stock units, net of shares withheld for taxes	12	—	—	—	(1,269)	—	—	—	(1,269)
Conversion of Class B stock to Class A stock	1,057	—	(1,057)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(41)	—	—	(41)
Net income	—	—	—	—	—	—	—	137,676	137,676
Balance as of September 30, 2020	18,031	$2	16,282	$2	$159,296	$90	$(25,756)	$150,882	$284,516
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash from operating activities
Net income	$2,359	$158,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,844	19,751
Amortization of operating lease right-of-use assets	2,312	2,973
Deferred income taxes	(6,394)	22,878
Stock-based compensation	10,053	6,808
Gain on sale of business	(380)	(187,636)
Other	89	170
Changes in operating assets and liabilities:
Accounts receivable	(1,350)	(2,229)
Prepaid expenses and other current assets	(3,558)	(859)
Other assets	(1,181)	(320)
Accounts payable	1,384	695
Accrued employee expenses—current	6,335	1,919
Accrued expenses	(1,426)	5,931
Deferred revenue	(302)	815
Income tax payable	(8,909)	—
Accrued employee expenses—noncurrent	2,059	—
Operating lease liabilities	1,995	(1,135)
Other liabilities	529	16,539
Net cash provided by operating activities	26,459	45,216
Cash from investing activities
Purchases of available-for-sale investments	(167,041)	(29,879)
Proceeds from sales of available-for-sale investments	43,198	13,942
Proceeds from maturities of available-for-sale investments	73,754	13,300
Purchases of property, equipment and intangible assets	(5,166)	(16,551)
Capitalization of software development costs	(18,511)	(19,697)
Proceeds from sale of business, net of cash divested	—	191,427
Net cash (used in) provided by investing activities	(73,766)	152,542
Cash from financing activities
Proceeds from stock option exercises	791	402
Tax withholding for net share settlement	(9,303)	(10,959)
Payment of contingent consideration	—	(5,977)
Proceeds from issuance of debt	—	50,752
Principal payments on debt	—	(99,565)
Purchase of treasury stock	—	(4,194)
Net cash used in financing activities	(8,512)	(69,541)

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Net (decrease) increase in cash, cash equivalents and restricted cash	(55,819)	128,217
Cash, cash equivalents and restricted cash
Beginning of period	140,699	16,247
End of period	$84,880	$144,464

Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$886	$1,748
Capitalization of software development costs included in accrued expenses and accrued employee expenses	945	756
Stock-based compensation capitalized for software development	1,952	1,535

    The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within our Condensed Consolidated Balance Sheets to the total of the same such amounts shown above (in thousands):

	September 30,
	2021	2020
Cash and cash equivalents	$84,444	$144,028
Restricted cash included in other assets	436	436
Total cash, cash equivalents and restricted cash	$84,880	$144,464

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
During the nine months ended September 30, 2020, we also provided software solutions and services to the legal industry via MyCase, a software solution primarily designed for small and mid-sized law firms. As previously disclosed, we completed our divestiture of MyCase, Inc. on September 30, 2020. For additional details, see Note 3, Divestitures.
2. Summary of Significant Accounting Policies
Basis of Presentation and Significant Accounting Policies
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report, which was filed with the SEC on March 1, 2021. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim Condensed Consolidated Financial Statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of our Condensed Consolidated Financial Statements. The operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021.
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
In light of the unknown duration and severity of COVID-19, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply our significant accounting policies. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of September 30, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for credit losses, the carrying value of goodwill and other long-lived assets, performance-based compensation and income taxes.
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
Net (Loss) Income per Common Share
Net (loss) income per common share was the same for shares of our Class A and Class B common stock because they are entitled to the same liquidation and dividend rights and are therefore combined in the table below. The following table presents a reconciliation of the weighted average number of shares of our Class A and Class B common stock used to compute net (loss) income per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average common shares outstanding	34,620	34,301	34,530	34,246
Less: Weighted average unvested restricted shares subject to repurchase	6	5	5	5
Weighted average common shares outstanding; basic	34,614	34,296	34,525	34,241
Plus: Weighted average options, restricted stock units and restricted shares used to compute diluted net (loss) income per common share	—	1,369	1,170	1,421
Weighted average common shares outstanding; diluted	34,614	35,665	35,695	35,662
For the three and nine months ended September 30, 2021 and 2020, an aggregate of 127,000 and 130,000 shares, respectively, underlying performance-based restricted stock units ("PSUs") were not included in the computations of diluted and anti-dilutive shares as they are considered contingently issuable upon the satisfaction of predefined performance measures and their performance measures have not been met.
Restricted stock units ("RSUs") with an anti-dilutive effect were excluded from the calculation of weighted average number of shares used to compute diluted net income per common share and they were not material for the three and nine months ended September 30, 2021 and 2020. Because we reported a net loss for the three months ended September 30, 2021, all potentially dilutive common shares are anti-dilutive for that period and have been excluded from the calculation of net loss per share.

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
3. Divestitures
Divestiture of MyCase
On September 30, 2020, we completed our divestiture of 100% of our issued and outstanding equity interests of MyCase, Inc. ("MyCase"), a former wholly owned subsidiary that provided legal practice and case management software solutions to our legal customers, for $193.0 million, consisting of $192.2 million of cash proceeds, plus a $2.2 million employee retention bonus pool funded by us, less cash divested of $0.8 million and a preliminary working capital adjustment of $0.6 million (the "MyCase Transaction"). The retention bonus pool was refundable to the Company to the extent that MyCase employees were terminated prior to the retention period, which was one year from the closing date of the MyCase Transaction.
We recognized a pre-tax gain on the sale of $188.0 million on the MyCase Transaction, consisting of cash proceeds of $192.2 million, less net assets divested of $4.6 million, plus an adjustment in the employee retention bonus pool of $0.4 million. Net assets divested is primarily comprised of capitalized software of $3.9 million, deferred revenue of $2.8 million and goodwill allocated to MyCase of $2.3 million. The gain on the sale was recorded within Other (loss) income, net in our Condensed Consolidated Statements of Operations during the three months ended September 30, 2020. No income was received during the three months ended September 30, 2021 in relation to the transition services provided by us to MyCase. Income received during the nine months ended September 30, 2021 in relation to the transition services provided by us to MyCase was $0.7 million, and is included within Other (loss) income, net in our Condensed Consolidated Statements of Operations.

4. Investment Securities and Fair Value Measurements
Investment Securities
Investment securities classified as available-for-sale consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$59,445	$4	$(6)	$59,443
Agency securities	7,837	6	—	7,843
Treasury securities	18,037	8	(10)	18,035
Total available-for-sale investment securities	$85,319	$18	$(16)	$85,321

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Agency securities	$17,104	$29	$(1)	$17,132
Treasury securities	17,847	47	—	17,894
Total available-for-sale investment securities	$34,951	$76	$(1)	$35,026
For available-for-sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through income. For securities in an unrealized loss position that do not meet these criteria, we evaluate whether the decline in fair value has resulted from credit loss or other factors. If this assessment indicates a credit loss exists, the credit-related portion of the loss is recorded as an allowance for losses on the security. No allowance for credit losses for available-for-sale investment securities was recorded as of September 30, 2021 or December 31, 2020.
As of September 30, 2021 and December 31, 2020, the contractual maturities of our investments did not exceed 36 months. The fair values of available-for-sale investment securities, by remaining contractual maturity, are as follows (in thousands):

	September 30, 2021		December 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$76,022	$76,034	$28,197	$28,256
Due after one year through three years	9,297	9,287	6,754	6,770
Total available-for-sale investment securities	$85,319	$85,321	$34,951	$35,026
During the nine months ended September 30, 2021 and 2020, we had sales and maturities (which include calls) of investment securities, as follows (in thousands):

	Nine Months Ended September 30, 2021
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$—	$—	$—	$2,800
Agency securities	—	—	—	9,250
Treasury securities	6	—	43,198	61,704
Total	$6	$—	$43,198	$73,754

	Nine Months Ended September 30, 2020
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$5	$—	$4,006	$5,600
Agency securities	25	—	7,878	1,900
Treasury securities	4	—	2,058	5,800
Total	$34	$—	$13,942	$13,300
Interest income, net of the amortization and accretion of the premium and discount, was $0.1 million for each of the three months ended September 30, 2021 and 2020, and $0.2 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively.
Fair Value Measurements
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables summarize our financial assets measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 by level within the fair value hierarchy (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$6,166	$—	$—	$6,166
Treasury securities	40,498	—	—	40,498
Available-for-sale investment securities:
Corporate bonds	—	59,443	—	59,443
Agency securities	—	7,843	—	7,843
Treasury securities	18,035	—	—	18,035
Total	$64,699	$67,286	$—	$131,985

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$4,749	$—	$—	$4,749
Treasury securities	97,433	—	—	97,433
Available-for-sale investment securities:
Agency securities	—	17,132	—	17,132
Treasury securities	17,894	—	—	17,894
Total	$120,076	$17,132	$—	$137,208
The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.

There were no changes to our valuation techniques used to measure financial asset and financial liability fair values on a recurring basis during the nine months ended September 30, 2021. The valuation techniques for the financial assets in the tables above are as follows:
Cash Equivalents
As of September 30, 2021 and December 31, 2020, cash equivalents include cash invested in money market funds and treasury securities with a maturity of three months or less. Fair value is based on market prices for identical assets.
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
Non-Recurring Fair Value Measurements
Certain assets, including goodwill, intangible assets and our note receivable with SecureDocs, Inc., are also subject to measurement at fair value on a non-recurring basis using Level 3 measurement, but only when they are deemed to be impaired. For the nine months ended September 30, 2021 and 2020, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.
5. Capitalized Software Development Costs, net
Capitalized software development costs were as follows (in thousands):

	September 30, 2021	December 31, 2020
Capitalized software development costs, gross	$118,000	$96,974
Less: Accumulated amortization	(77,289)	(61,515)
Capitalized software development costs, net	$40,711	$35,459
Capitalized software development costs were $7.0 million and $6.9 million for the three months ended September 30, 2021 and 2020, respectively, and $21.0 million and $20.8 million for the nine months ended September 30, 2021 and 2020, respectively. Amortization expense with respect to capitalized software development costs totaled $5.5 million and $4.7 million for the three months ended September 30, 2021 and 2020, respectively, and $15.8 million and $13.3 million for the nine months ended September 30, 2021 and 2020, respectively.
Future amortization expense with respect to capitalized software development costs is estimated as follows (in thousands):

Years Ending December 31,
2021	$5,518
2022	19,706
2023	11,676
2024	3,811
Total amortization expense	$40,711

6. Intangible Assets, net
Intangible assets consisted of the following (in thousands, except years):

	September 30, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$2,840	$(1,892)	$948	5.0
Database	8,330	(2,411)	5,919	10.0
Technology	6,539	(4,749)	1,790	4.0
Trademarks and trade names	1,890	(1,029)	861	5.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	7,400	(4,074)	3,326	5.0
Domain names	90	(74)	16	5.0
Patents	252	(248)	4	5.0
Total intangible assets, net	$28,021	$(15,157)	$12,864	6.3

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$2,840	$(1,550)	$1,290	5.0
Database	8,330	(1,787)	6,543	10.0
Technology	6,539	(3,641)	2,898	4.0
Trademarks and trade names	1,890	(732)	1,158	5.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	7,400	(2,964)	4,436	5.0
Domain names	90	(70)	20	5.0
Patents	252	(240)	12	5.0
Total intangible assets, net	$28,021	$(11,664)	$16,357	6.3

Amortization expense with respect to intangible assets totaled $1.2 million for the three months ended September 30, 2021 and 2020, and $3.5 million and $3.7 million for the nine months ended September 30, 2021 and 2020, respectively. Future amortization expense with respect to intangible assets is estimated as follows (in thousands):

Years Ending December 31,
2021	$1,153
2022	4,605
2023	3,060
2024	835
2025	833
Thereafter	2,378
Total amortization expense	$12,864

7. Accrued Employee Expenses
Accrued employee expenses consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued vacation	$10,374	$8,277
Accrued bonuses	7,196	5,638
Accrued commissions	1,968	1,995
Accrued payroll	5,206	1,921
Accrued payroll taxes and other	1,041	1,057
Total accrued employee expenses—current	$25,785	$18,888

Accrued employee expenses—noncurrent	$2,059	$—
The Company has adopted several long-term executive cash incentive plans (the “Plan(s)”), which are designed to reward certain executives, including certain of our named executive officers, for their contributions toward our long-term strategic objectives (the “Performance Conditions”), which vary by Plan. We are required to estimate the probable payout under the Plans based on management’s judgment using, among other things, an internally developed three year plan (the “Three Year Plan”). Compensation costs are recorded on a straight-line basis over the relevant service period to the extent we believe it is probable the Performance Conditions in an applicable Plan will be achieved over the course of such performance period. Adjustments to projected compensation costs are recognized on a prospective basis over the remaining service period based on changes in our estimate of the probability of achieving the various Performance Conditions.
During the first quarter of 2021, the Board of Directors approved the 2021 Three Year Plan, which allowed us to assess the probability of achieving the Performance Conditions under the Plans through December 31, 2023. As of September 30, 2021, there is $0.8 million and $2.0 million in Accrued employee expenses-current and Accrued employee expenses-noncurrent, respectively, in the Condensed Consolidated Balance Sheet related to the Plans.
8. Leases
Operating leases for our corporate offices have remaining lease terms ranging from two to eleven years, some of which include options to extend the leases for up to ten years. These options to extend have not been recognized as part of our operating lease right-of-use assets and lease liabilities as it is not reasonably certain that we will exercise these options. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. We have lease agreements with lease and non-lease components, which we have elected to combine for all asset classes. Certain leases contain provisions for property-related costs that are variable in nature for which the Company is responsible, including common area maintenance, which are expensed as incurred.
The components of lease expense recognized in the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$1,459	$1,300	$3,756	$4,148
Variable lease cost	388	395	1,088	1,187
Total lease cost	$1,847	$1,695	$4,844	$5,335

Lease-related assets and liabilities were as follows as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Assets
Prepaid expenses and other current assets	$5,635	$3,972
Operating lease right-of-use assets	42,597	30,561

Liabilities
Other current liabilities	$1,775	$1,845
Operating lease liabilities	56,559	40,146
Total lease liabilities	$58,334	$41,991

Future minimum lease payments under non-cancellable leases as of September 30, 2021 were as follows (in thousands):

Years ending December 31,
2021(1)	$(4,462)
2022(1)	3,980
2023(1)	5,281
2024(1)	6,161
2025	6,837
Thereafter	49,317
Total future minimum lease payments	67,114
Less: imputed interest	(14,415)
Total(2)	$52,699
(1) Future minimum lease payments for the years ending December 31, 2021, 2022, 2023, and 2024 are presented net of tenant improvement allowances of $5.7 million, $1.0 million, $0.8 million, and $0.2 million, respectively.
(2) Total future minimum lease payments include the current portion of lease liabilities recorded in Prepaid expenses and other current assets of $5.6 million on our Condensed Consolidated Balance Sheets, which relates to certain of our leases for which the lease incentives to be received exceed the minimum lease payments to be paid over the next 12 months.
9. Commitments and Contingencies
Legal Liability to Landlord Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc., which was established to provide our customers with the option to purchase legal liability to landlord insurance. If our customers choose to use this insurance service, they are issued an insurance policy underwritten by our third-party service provider. The policy has a limit of $100 thousand per incident for each insured residence. We have entered into a reinsurance agreement with our third-party service provider and, as a result, we assume a 100% quota share of the legal liability to landlord insurance provided to our customers through our third-party service provider. We accrue for reported claims, and include an estimate of losses incurred but not reported by our property manager customers, in cost of revenue because we bear the risk related to all such claims. Our liability for reported claims and incurred but not reported claims as of September 30, 2021 and December 31, 2020 was $1.7 million and $1.5 million, respectively, and is included in Other current liabilities on our Condensed Consolidated Balance Sheets.
Included in Prepaid expenses and other current assets as of September 30, 2021 and December 31, 2020 are $1.9 million and $2.7 million, respectively, of deposits held with a third party related to requirements to maintain collateral for this insurance service.
Legal Proceedings
From time to time we may become involved in various legal proceedings, investigative inquiries, and other disputes arising from or related to matters incident to the ordinary course of our business activities. We are not currently a party to any legal proceedings, nor are we aware of any pending or threatened legal proceedings, that would have a material adverse effect on our business, operating results, cash flows or financial condition should such proceedings be resolved unfavorably.

Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of any applicable agreements, services to be provided by us, or intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses and is indeterminable. We have never paid a material claim, nor have any legal claims been brought against us, in connection with these indemnification arrangements. As of September 30, 2021 and December 31, 2020, we have not accrued a liability for these indemnification arrangements because we determined that the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is not probable or reasonably possible and the amount or range of amounts of any such liability is not reasonably estimable.
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
11. Stock-Based Compensation
Stock Options
A summary of activity in connection with our stock options for the nine months ended September 30, 2021, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years
Options outstanding as of December 31, 2020	1,168	$11.77	5.0
Options granted	—	—
Options exercised	(149)	5.32
Options cancelled/forfeited	—	—
Options outstanding as of September 30, 2021	1,019	$12.71	3.0
Our stock-based compensation expense for stock options for the three and nine months ended September 30, 2021 and 2020 was not material.
The fair value of stock options is estimated on their date of grant using the Black-Scholes option-pricing model. No stock options were granted during the nine months ended September 30, 2021 or 2020.

Restricted Stock Units
A summary of activity in connection with our RSUs for the nine months ended September 30, 2021, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2020	483	$80.20
Granted	301	137.94
Vested	(166)	61.85
Forfeited	(37)	106.01
Unvested as of September 30, 2021	581	$113.67
During the nine months ended September 30, 2021, we granted 255,000 RSUs that are subject to time-based vesting in equal annual installments over four years, and 46,000 PSUs that are subject to vesting based on the achievement of pre-established consolidated net revenue growth targets for the years ending December 31, 2022 and 2023, assuming continued employment throughout the performance period. The number of PSUs granted, as included in the above table, assumes achievement of the performance metric at 100% of the performance target. The actual number of shares to be issued at the end of the performance period will range from 0% to 100% of the initial target awards. Achievement of the performance metric between 100% and 150% of the performance target will result in a performance-based cash bonus payment between 0% and 65% of the initial target awards.
During the nine months ended September 30, 2021, 50,000 PSUs vested based on the achievement of 106% of the pre-established consolidated net revenue growth performance target for the year ended December 31, 2020 and additional performance-based cash bonuses equal to 12% of the target value of such vested PSUs were also paid.
Included in the unvested RSUs as of September 30, 2021 are 45,000, 12,000, 30,000 and 32,000 PSUs granted in 2021, 2020, 2019 and 2018, respectively. Of these PSUs, 43,000 are subject to vesting based on the achievement of a pre-established consolidated net revenue growth target for each of the years ending December 31, 2021 and December 31, 2022, and 33,000 are subject to vesting based on the achievement of a pre-established consolidated net revenue growth target for the year ending December 31, 2023. The number of PSUs granted assumes achievement of the performance metric at 100% of the performance target. The actual number of shares to be issued at the end of the performance period will range from 0% to 100% of the initial target awards. Achievement of the performance metric between 100% and 150% of the performance target will result in a performance-based cash bonus payment between 0% and 65% of the initial target awards.
We recognize expense for PSUs based on the grant date fair value of the PSUs that we determine are probable of vesting. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSUs that are probable of vesting. Our stock-based compensation expense for RSUs and PSUs for the three months ended September 30, 2021 and 2020 was $4.6 million and $3.4 million, respectively, and $11.4 million and $7.8 million for the nine months ended September 30, 2021 and 2020, respectively.
During the nine months ended September 30, 2021, we granted an award of 7,688 PSUs to an executive that vest based on achievement of certain pre-established individual performance metrics during fiscal year 2021, for which the achievement is approved on a pass/fail basis by the Board of Directors in its sole discretion after taking into account the recommendation of the President and Chief Executive Officer. The service inception date precedes the grant date for this award as (a) the award was authorized prior to establishing an accounting grant date, (b) the recipient began providing services prior to the grant date and (c) there are performance conditions that, if not met by the accounting grant date, will result in the forfeiture of the award. As the service inception date precedes the grant date, we recognize stock-based compensation expense on a straight-line basis over the requisite service period based on the fair value at each reporting date. Our stock-based compensation expense for this award for the three and nine months ended September 30, 2021 was $0.2 million and $0.7 million, respectively.
As of September 30, 2021, the total estimated remaining stock-based compensation expense for the aforementioned RSUs and PSUs was $47.2 million, which is expected to be recognized over a weighted average period of 2.6 years.

Restricted Stock Awards
A summary of activity in connection with our restricted stock awards for the nine months ended September 30, 2021 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2020	5	$153.41
Granted	4	144.33
Vested	(3)	160.34
Forfeited	—	—
Unvested as of September 30, 2021	6	$143.74
We have the right to repurchase any unvested restricted stock awards subject to certain conditions. Restricted stock awards vest over a one-year period. We recognized stock-based compensation expense for restricted stock awards of $0.2 million for each of the three months ended September 30, 2021 and 2020, and $0.6 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively.
As of September 30, 2021, the total estimated remaining stock-based compensation expense for unvested restricted stock awards with a repurchase right was $0.5 million, which is expected to be recognized over a weighted average period of 0.7 years.
12. Income Taxes
We calculate our (benefit from) provision for income taxes on a quarterly basis by applying an estimated annual effective tax rate to income from operations and by calculating the tax effect of discrete items recognized during the quarter.
For the three and nine months ended September 30, 2021, we recorded an income tax benefit of $0.2 million and $6.0 million, respectively. The effective tax rate as compared to the U.S. federal statutory rate of 21% differs primarily due to the significance of the benefits associated with stock-based compensation expense and research and development tax credits in relation to the forecasted taxable income/loss for the year.
For the three and nine months ended September 30, 2020, we recorded income tax expense of $52.6 million and $39.5 million, respectively. The tax provision for the three months ended September 30, 2020 includes a discrete tax expense of $47.9 million relating to the MyCase Transaction which includes $48.9 million of current tax expense on the expected gain on the sale of MyCase, less a $1.0 million benefit on the reversal of deferred tax liabilities relating to MyCase. For tax purposes, the Company filed an election to treat the transaction as a sale of assets. As such, the tax impact takes into consideration the tax basis of the assets on the date of sale and the availability of net operating losses and research and development tax credits. The effective tax rate as compared to the U.S. federal statutory rate of 21% differs primarily due to the significance of the benefits associated with stock-based compensation expense and research and development tax credits in relation to the forecasted taxable income for the year.
There were no material changes to our unrecognized tax benefits during the nine months ended September 30, 2021 and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
As of September 30, 2021, we have approximately $5.0 million of net deferred tax assets. At this time, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these deferred tax assets. However, it is possible that in certain jurisdictions some or all of our net operating loss carryforwards and research tax credits may expire unused if we are unable to sustain a certain level of future profitability in those jurisdictions, in which event a valuation allowance may be necessary to reduce our deferred tax assets.

13. Revenue and Other Information
The following table presents our revenue categories for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Core solutions	$26,920	$27,117	$76,457	$78,080
Value+ services	65,578	53,392	177,535	149,122
Other	3,311	3,577	9,778	10,422
Total revenue	$95,809	$84,086	$263,770	$237,624
Our revenue is generated primarily from customers in the United States. All of our property and equipment is located in the United States.
Deferred Revenue
During the nine months ended September 30, 2021 and 2020, we recognized $2.1 million and $4.3 million of revenue, respectively, which were included in the deferred revenue balances as of December 31, 2020 and 2019, respectively.
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

	Quarter Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2021			2020
Property manager customers	16,844	16,532	16,178	15,724	15,352	15,011	14,729
Property manager units under management (in millions)	6.04	5.82	5.62	5.36	5.12	4.94	4.80

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

We rely heavily on our talented team of employees to execute our growth plans and achieve our long-term strategic objectives. We believe our people are at the heart of our success and our customers' success, and we have worked hard not only to attract and retain talented individuals, but also to provide a challenging and rewarding environment to motivate and develop our valuable human capital. Beginning in March 2020, in an effort to protect our employees and comply with applicable government orders, we transitioned our employees to a remote work environment and restricted non-essential employee travel. Our workforce has continued to effectively develop and support our software and services offerings notwithstanding the current environment. We are slowly transitioning employees back to the workplace on a voluntary basis and have resumed limited employee business travel. Given the ongoing uncertainties surrounding COVID-19, we have pushed our return to office into 2022 and will continue to provide employees the option to work remotely until further notice. If the COVID-19 pandemic once again requires full remote working conditions or otherwise continues to slow our return to the workplace, it could have an adverse impact on the productivity of our employees as they navigate the challenges of daily life during a pandemic, which would harm our business and impede our ability to achieve our strategic objectives. We take the health and welfare of our people very seriously. We have encouraged, and will continue to encourage, safe practices designed to stem the infection and spread of COVID-19 within our workforce and beyond and to maintain the mental health and well-being of our employees. While the COVID-19 pandemic may have long-term effects on the nature of the office environment and remote working, which may present operational and workplace culture challenges that may adversely affect our business, we are committed to our employees returning to the workplace in the long-term.
During the nine months ended September 30, 2020, we also provided software solutions and services to the legal industry via MyCase, a software solution primarily designed for small and mid-sized law firms. As previously disclosed, we completed our divestiture of MyCase, Inc. on September 30, 2020 (the "MyCase Transaction"). In connection with the MyCase Transaction, our credit facility was terminated and all obligations outstanding under our term and revolving loans, including all guarantees and security interests granted with respect to such obligations, were satisfied in full with proceeds from the sale and extinguished. For additional details, see Note 3, Divestitures of our Condensed Consolidated Financial Statements in this Quarterly Report.
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
Other (Loss) Income, Net. Other (loss) income, net includes gains and losses associated with the sale of property, equipment and investment securities, as well as income from certain post-closing transition services provided by us to MyCase in connection with the MyCase Transaction.
Interest Income (Expense), Net. Interest expense includes interest paid on any outstanding borrowings. Interest income includes interest earned on investment securities, amortization and accretion of the premium and discounts paid from the purchase of investment securities, and interest earned on notes receivable and on cash deposited in our bank accounts.
(Benefit from) Provision for Income Taxes. (Benefit from) Provision for income taxes consists of federal and state income taxes in the United States.

Results of Operations
The following table sets forth our results of operations for the periods presented in dollars (in thousands) and as a percentage of revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
Consolidated Statements of Operations Data:
Revenue	$95,809	100.0%	$84,086	100.0%	$263,770	100.0%	$237,624	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization) (1)	38,730	40.4	32,752	39.0	104,847	39.7	89,124	37.5
Sales and marketing (1)	19,362	20.2	14,894	17.7	53,255	20.2	43,117	18.1
Research and product development (1)	16,500	17.2	13,454	16.0	46,389	17.6	36,794	15.5
General and administrative (1)	13,404	14.0	12,946	15.4	40,971	15.5	36,303	15.3
Depreciation and amortization	7,826	8.2	6,680	7.9	22,844	8.7	19,751	8.3
Total costs and operating expenses	95,822	100.0	80,726	96.0	268,306	101.7	225,089	94.7
(Loss) income from operations	(13)	—	3,360	4.0	(4,536)	(1.7)	12,535	5.3
Other (loss) income, net	(353)	(0.4)	187,747	223.3	705	0.3	187,759	79.0
Interest income (expense), net	65	0.1	(853)	(1.0)	173	0.1	(1,909)	(0.8)
(Loss) income before (benefit from) provision for income taxes	(301)	(0.3)	190,254	226.3	(3,658)	(1.4)	198,385	83.5
(Benefit from) provision for income taxes	(160)	(0.2)	52,578	62.5	(6,017)	(2.3)	39,469	16.6
Net (loss) income	$(141)	(0.1)%	$137,676	163.7%	$2,359	0.9%	$158,916	66.9%

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock-based compensation expense included in costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$575	$452	$1,509	$1,098
Sales and marketing	738	367	1,587	1,069
Research and product development	1,451	474	3,522	1,348
General and administrative	1,299	1,803	3,435	3,293
Total stock-based compensation expense	$4,063	$3,096	$10,053	$6,808

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Core solutions	$26,920	$27,117	$(197)	(1)%	$76,457	$78,080	$(1,623)	(2)%
Value+ services	65,578	53,392	12,186	23%	177,535	149,122	28,413	19%
Other	3,311	3,577	(266)	(7)%	9,778	10,422	(644)	(6)%
Total revenue	$95,809	$84,086	$11,723	14%	$263,770	$237,624	$26,146	11%

Revenue for the three months ended September 30, 2021 and 2020, was $95.8 million and $84.1 million, respectively, an increase of $11.7 million, or 14%. This increase was primarily attributable to the growth in the number of property management customers and units under management utilizing our software and services. Revenue in 2020 includes $9.5 million attributable to our legacy legal vertical. Excluding this amount, revenue derived from our software and solutions offered to the real estate vertical for the three months ended September 30, 2021 and 2020 increased $21.2 million, or 28%. Revenue for the nine months ended September 30, 2021 and 2020, was $263.8 million and $237.6 million, respectively, an increase of $26.1 million, or 11%. This increase was primarily attributable to the growth in the number of property management customers and units under management utilizing our software and services. Revenue in 2020 includes $25.3 million attributable to our legacy legal vertical. Excluding this amount, revenue derived from our software and solutions offered to the real estate vertical for the nine months ended September 30, 2021 and 2020 increased $51.5 million, or 24%.
Core solutions revenue derived from our real estate vertical for the three months ended September 30, 2021 and 2020 was $26.9 million and $22.0 million, respectively, an increase of $4.9 million or 23%. Core solutions revenue derived from our real estate vertical for the nine months ended September 30, 2021 and 2020 was $76.5 million and $63.7 million, respectively, an increase of $12.8 million or 20%.
Value+ services revenue derived from our real estate vertical for the three months ended September 30, 2021 and 2020 was $65.6 million and $49.1 million, respectively, an increase of $16.5 million or 34%. Value+ services revenue derived from our real estate vertical for the nine months ended September 30, 2021 and 2020 was $177.5 million and $138.2 million, respectively, an increase of $39.3 million or 28%. These increases in core solutions and Value+ services revenue for the three and nine months ended September 30, 2021 and 2020 were mainly attributable to growth in our base of property management customers and growth in users of our subscription and usage-based services. During the three and nine month periods we experienced growth of 18% and 17%, respectively, in the average number of property management units under management resulting from 10% growth in the average number of property management customers during each of the periods.
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

Cost of Revenue (Exclusive of Depreciation and Amortization)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$38,730	$32,752	$5,978	18%	$104,847	$89,124	$15,723	18%
Percentage of revenue	40.4%	39.0%			39.7%	37.5%
Cost of revenue (exclusive of depreciation and amortization) related to our software and solutions offered to the real estate vertical for the three months ended September 30, 2021 and 2020 was $38.7 million and $29.3 million, respectively, an increase of $9.4 million, or 32%. This increase was primarily attributable to increased costs associated with servicing the incremental $21.2 million in revenue over the same period. The remaining cost of revenue in 2020 was attributed to our legacy legal vertical.
For the three months ended September 30, 2021 and 2020, expenditures to third-party service providers related to the delivery of our Value+ services to the real estate vertical increased $5.8 million, which was directly associated with the increased adoption and utilization of our Value+ services, as evidenced by the $16.5 million increase in Value+ services revenue to the real estate vertical. Personnel-related costs, including performance-based compensation, necessary to support growth and key investments, increased $2.3 million. Allocated shared and other costs increased by $1.3 million primarily driven by increases in software, payment processing and other costs incurred in support of our overall growth.
Cost of revenue (exclusive of depreciation and amortization) related to our software and solutions offered to the real estate vertical for the nine months ended September 30, 2021 and 2020 was $104.7 million and $80.0 million, respectively, an increase of $24.7 million, or 31%. This increase was primarily attributable to increased costs associated with servicing the incremental $51.5 million in revenue over the same period. The remaining cost of revenue was attributed to our legacy legal vertical and such costs for 2021 were reimbursed through our ongoing Transition Services Agreement and recorded in Other (loss) income, net.
For the nine months ended September 30, 2021 and 2020, expenditures to third-party service providers related to the delivery of our Value+ services to the real estate vertical increased $15.2 million, which was directly associated with the increased adoption and utilization of our Value+ services, as evidenced by the $39.3 million increase in Value+ services revenue to the real estate vertical. Personnel-related costs, including performance-based compensation, necessary to support growth and key investments, increased $7.1 million. Allocated shared and other costs increased by $2.4 million primarily driven by a $2.8 million increase in software, payment processing and other costs incurred in support of our overall growth, partially offset by a $0.4 million reduction of expenses attributed to a decrease in workplace-related and other expenditures in response to the impact of the COVID-19 pandemic.
As a percentage of revenue, cost of revenue (exclusive of depreciation and amortization) fluctuates primarily based on the mix of Value+ services revenue in the period, given the varying percentage of revenue we pay to third-party service providers, and investments made in advance of expected revenue generation. For the three months ended September 30, 2021, cost of revenue (exclusive of depreciation and amortization), as a percentage of revenue, increased to 40.4% from 39.3% for the three months ended September 30, 2020, and increased to 39.7% from 37.7% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Sales and marketing	$19,362	$14,894	$4,468	30%	$53,255	$43,117	$10,138	24%
Percentage of revenue	20.2%	17.7%			20.2%	18.1%
Sales and marketing expense related to our software and solutions offered to the real estate vertical for the three months ended September 30, 2021 and 2020 was $19.4 million and $13.1 million, respectively, an increase of $6.3 million, or 48%. This increase was primarily due to a $3.6 million increase in personnel-related costs, including performance-based compensation, necessary to support growth and key investments in the business. Advertising and promotion costs increased by $2.0 million due in part from lower spending in 2020 from the cancellation or postponement of in person events and the reduction of online marketing spend, as well as increased advertising and promotion spending in 2021 to support the growth and key investments in the business in 2021 and beyond. In addition, there was an increase in allocated shared and other costs of $0.8 million primarily driven by increases in software and other costs incurred in support of our overall growth. The remaining sales and marketing expense in 2020 was attributed to our legacy legal vertical.
Sales and marketing expense related to our software and solutions offered to the real estate vertical for the nine months ended September 30, 2021 and 2020 was $53.1 million and $37.3 million, respectively, an increase of $15.8 million, or 42%. This increase was primarily due to an $8.5 million increase in personnel-related costs, including performance-based compensation, necessary to support growth and key investments in the business. Advertising and promotion costs increased by $6.2 million due in part to lower spending in 2020 due to the cancellation or postponement of in person events and the reduction of online marketing spend, as well as increased advertising and promotion spending in 2021 to support the growth and key investments in the business in 2021 and beyond. In addition, there was an increase in allocated shared and other costs of $1.1 million primarily related to software and other costs incurred in support of our overall growth. The remaining sales and marketing expense was attributed to our legacy legal vertical and such costs for 2021 were reimbursed through our ongoing Transition Services Agreement and recorded in Other (loss) income, net.
As a percentage of revenue, sales and marketing expense increased to 20.2% from 17.6% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and increased to 20.1% from 17.6% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 was due in part to lower advertising and promotion costs in 2020 as a result of fewer events and lower online marketing spend, as well as increased spend in 2021 to support the growth of the business.
Research and Product Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Research and product development	$16,500	$13,454	$3,046	23%	$46,389	$36,794	$9,595	26%
Percentage of revenue	17.2%	16.0%			17.6%	15.5%
Research and product development expense related to our software and solutions offered to the real estate vertical for the three months ended September 30, 2021 and 2020 was $16.5 million and $11.7 million, respectively, an increase of $4.8 million, or 41%. This increase was the result of an increase in personnel-related costs, including performance based compensation, net of capitalized software development costs, of $4.1 million due to investments in headcount growth within our research and product development organization. Allocated shared and other costs increased by $0.7 million primarily related to software and other costs to support our overall growth. The remaining research and development expense for 2020 was attributed to our legacy legal vertical.

Research and product development expense related to our software and solutions offered to the real estate vertical for the nine months ended September 30, 2021 and 2020 was $46.3 million and $32.3 million, respectively, an increase of $14.0 million, or 43%. This increase was the result of an increase in personnel-related costs, including performance based compensation, net of capitalized software development costs, of $13.3 million due to investments in headcount growth within our research and product development organization. Allocated shared and other costs increased $0.7 million primarily related to software and other costs to support our overall growth. The remaining research and development expense was attributed to our legacy legal vertical and such costs for 2021 were reimbursed through our ongoing Transition Services Agreement and recorded in Other (loss) income, net.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
General and administrative	$13,404	$12,946	$458	4%	$40,971	$36,303	$4,668	13%
Percentage of revenue	14.0%	15.4%			15.5%	15.3%
General and administrative expense related to our software and solutions offered to the real estate vertical and general corporate overhead expenses for the three months ended September 30, 2021 and 2020 was $13.4 million and $12.0 million, respectively, an increase of $1.4 million, or 12%. The increase in general and administrative expense was primarily due to an increase of $1.9 million in personnel related costs due to investments in headcount growth within our general and administrative organizations, a $1.3 million increase in connection with long-term executive cash incentive plans for certain executives, including certain of our named executive officers, and a $1.1 million increase in allocated shared and other costs to support our overall growth. We expect to incur additional expense in future periods under the long-term executive cash incentive plans throughout the remaining service periods. These increases were offset by a $1.9 million insurance recovery related to our previously disclosed settlement with the Federal Trade Commission (the "FTC") and a $1.0 million decrease in legal fees related to the MyCase Transaction. The remaining general and administrative expense for 2020 was attributed to our legacy legal vertical.

General and administrative expense related to our software and solutions offered to the real estate vertical and general corporate overhead expenses for the nine months ended September 30, 2021 and 2020 was $41.0 million and $35.0 million, respectively, an increase of $6.0 million, or 17%. The increase in general and administrative expense was primarily due to a $7.1 million increase in personnel-related costs for investments in headcount, a $2.0 million expense in connection with long-term executive cash incentive plans for certain executives, $1.0 million expense related to severances, and an increase of $3.0 million in allocated shared and other costs for professional fees, education and training, insurance, software and other costs to support our overall growth. These increases were offset by a $1.9 million insurance recovery received during the nine months ended September 30, 2021 and a decrease in legal costs of $5.3 million related to our $4.3 million settlement with the FTC and a decrease in legal fees of $1.0 million related to the MyCase transaction during the nine months ended September 30, 2020. The remaining general and administrative expense for 2020 was attributed to our legacy legal vertical and such costs for 2021 were reimbursed through our ongoing Transition Services Agreement and recorded in Other (loss) income, net.
Depreciation and Amortization

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Depreciation and amortization	$7,826	$6,680	$1,146	17%	$22,844	$19,751	$3,093	16%
Percentage of revenue	8.2%	7.9%			8.7%	8.3%
Depreciation and amortization expense related to our software and solutions offered to the real estate vertical for the three months ended September 30, 2021 and 2020 was $7.8 million and $6.2 million, respectively, an increase of $1.6 million, or 26%. Depreciation and amortization expense related to our software and solutions offered to the real estate vertical for the nine months ended September 30, 2021 and 2020 was $22.8 million and $18.0 million, respectively, an increase of $4.8 million, or 27%. These increases in depreciation and amortization expense were primarily due to increased amortization expense associated with higher accumulated capitalized software development balances. The remaining depreciation and amortization expense for 2020 was attributed to our legacy legal vertical.
Other (Loss) Income, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Other (loss) income, net	$(353)	$187,747	$(188,100)	*	$705	$187,759	$(187,054)	*
Percentage of revenue	(0.4)%	223.3%			0.3%	79.0%

*Percentage change not meaningful
Other loss, net related to our software and solutions offered to the real estate vertical for the three months ended September 30, 2021 was $0.4 million compared to other income of $187.7 million for the three months ended September 30, 2020, a decrease of $188.1 million. The decrease in other (loss) income, net was primarily due to the gain of $187.6 million associated with the MyCase Transaction in September 2020.
Other income, net related to our software and solutions offered to the real estate vertical for the nine months ended September 30, 2021 and 2020 was $0.7 million and $187.8 million, respectively, a decrease of $187.1 million. The decrease in other income, net was primarily due to the gain of $187.6 million associated with the MyCase Transaction in September 2020. The decrease was offset by $0.7 million in other income recorded during the nine months ended September 30, 2021 related to certain post-closing transition services provided to MyCase, and $0.4 million in other income recorded during the nine months ended September 30, 2021 related to post-closing adjustments to the sales price of MyCase.

(Benefit from) Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
(Benefit from) provision for income taxes	$(160)	$52,578	$(52,738)	*	$(6,017)	$39,469	$(45,486)	*
Percentage of revenue	(0.2)%	62.5%			(2.3)%	16.6%
*Percentage not meaningful

We calculate our (benefit from) provision for income taxes on a quarterly basis by applying an estimated annual effective tax rate to income from operations and by calculating the tax effect of discrete items recognized during the quarter.

For the three and nine months ended September 30, 2021, we recorded an income tax benefit of $0.2 million and $6.0 million, respectively. The effective tax rate as compared to the U.S. federal statutory rate of 21% differs primarily due to the significance of the benefits associated with stock-based compensation expense and research and development tax credits in relation to the forecasted pre-tax results for the year.

For the three and nine months ended September 30, 2020 we recorded an income tax expense of $52.6 million and $39.5 million, respectively. The tax provision for the three months ended September 30, 2020 includes a discrete tax expense of $47.9 million relating to the MyCase Transaction which includes $48.9 million of current tax expense less a $1.0 million benefit from the reversal of deferred tax liabilities. The effective tax rate as compared to the U.S. federal statutory rate of 21% differs primarily due to the significance of the benefits associated with stock-based compensation expense and research and development tax credits in relation to the forecasted pre-tax results for the year.
Liquidity and Capital Resources
Our principal sources of liquidity continue to be comprised of our cash, cash equivalents, investment securities, as well as cash flows generated from our operations. As of September 30, 2021, our cash, cash equivalents, and investment securities had an aggregate balance of $169.8 million. We have financed our operations primarily through cash generated from operations. We believe that our existing cash and cash equivalents, investment securities, and cash generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$26,459	$45,216
Net cash (used in) provided by investing activities	(73,766)	152,542
Net cash used in financing activities	(8,512)	(69,541)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(55,819)	$128,217
Cash Provided by Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our core solutions and Value+ services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
For the nine months ended September 30, 2021, net cash provided by operating activities was $26.5 million resulting from income of $2.4 million, non-cash charges of $28.5 million and a net decrease in our operating assets and liabilities of $4.4 million. The non-cash charges primarily consist of $22.8 million of depreciation and amortization costs, stock-based compensation expense of $10.1 million, a decrease in deferred taxes of $6.4 million, and $2.3 million of amortization of operating lease right-of-use ("ROU") assets. The net decrease in our operating assets and liabilities was mostly attributable to an $8.9 million decrease in income taxes payable primarily driven by income taxes paid due to the MyCase Transaction, a $3.6 million increase in prepaid expenses and other current assets primarily attributable to a $1.9 million insurance recovery received related to our previously disclosed settlement with the FTC, and an increase in prepaid expenses to support our overall growth, a $1.4 million decrease in accrued expenses which was primarily due to a $4.3 million legal expense accrued during the nine months ended September 30, 2020 and paid in the three months ended March 31, 2021 related to our settlement with the FTC, and a $1.4 million increase in accounts receivable primarily driven by growth of our Value+ services. These decreases were partially offset by a $6.3 million increase in accrued employee expenses-current primarily due to an increase in other short-term accrued management bonuses, an increase in payroll expense based on the number of days accrued, and an increase in accrued paid time off, a $2.0 million increase in operating lease liabilities, a $1.4 million increase in accounts payable, and a $2.1 million increase in accrued employee expenses-noncurrent due to an increase in accrued long-term management bonuses made in connection with long-term executive cash incentive plans for certain executives.

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
For the nine months ended September 30, 2021, investing activities used $73.8 million in cash primarily due to purchases of investment securities of $167.0 million, capitalized software development costs of $18.5 million, and capital expenditures of $5.2 million to purchase property and equipment for the continued growth and expansion of our business. These uses of cash were partially offset by sales and maturities of investment securities of $43.2 million and $73.8 million, respectively.

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
Cash Used in Financing Activities
Cash used in financing activities is generally comprised of proceeds from the exercise of stock options, net share settlements for employee tax withholdings associated with the vesting of RSUs, activities associated with our former credit facility, which was terminated in connection with the divestiture of MyCase Inc. (For additional details, refer to Note 3, Divestitures), and activities related to the repurchase of our Class A common stock.
For the nine months ended September 30, 2021, financing activities used $8.5 million in cash primarily as a result of net share settlements for employee tax withholdings associated with the vesting of RSUs of $9.3 million, offset by proceeds from stock option exercises of $0.8 million.
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
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements.
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
Investment Securities
As of September 30, 2021, we had cash and cash equivalents of $84.4 million consisting of bank deposits, money market funds, and treasury securities, and $85.3 million of investment securities consisting of United States government agency securities, corporate bonds, and treasury securities. The primary objective of investing in securities is to support our liquidity and capital needs. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
Our investment securities are exposed to market risk due to interest rate fluctuations. While fluctuations in interest rates do not impact our interest income from our investment securities as all of these securities have fixed interest rates, changes in interest rates may impact the fair value of the investment securities. Since our investment securities are held as available for sale, all changes in fair value impact our other comprehensive income unless an investment security is considered impaired in which case changes in fair value are reported in other expense. As of September 30, 2021, a hypothetical 100 basis point decrease in interest rates would not have resulted in material change in the fair value of our investment securities and a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investment securities of approximately $0.4 million. This estimate is based on a sensitivity model which measures an instant change in interest rates by 100 basis points at September 30, 2021.
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
Beginning in March 2020, in an effort to protect our employees and comply with applicable government orders, we transitioned our employees to a remote work environment and restricted non-essential employee travel. Our workforce has continued to effectively develop and support our software and services offerings notwithstanding the current environment. We are slowly transitioning employees back to the workplace on a voluntary basis and have resumed employee business travel. Given the ongoing uncertainties surrounding COVID-19, we have pushed our return to office into 2022 and will continue to provide employees the option to work remotely until further notice. If the COVID-19 pandemic once again requires full remote working conditions or otherwise continues to slow our return to the workplace, it could have an adverse impact on the productivity of our employees as they navigate the challenges of daily life during a pandemic, which would harm our business and impede our ability to achieve our strategic objectives. Furthermore, the COVID-19 pandemic may have long-term effects on the nature of the office environment and remote working, which may present operational and workplace culture challenges that may adversely affect our business.

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
We store and transmit personal information relating to our employees and other individuals, and our customers use our technology platform to store and transmit a significant amount of personal information relating to their customers, vendors, employees and other industry participants. Federal, state and foreign government bodies and agencies have in the past adopted, and may in the future adopt, laws and regulations regarding the collection, use, processing, storage and disclosure of personal or identifying information obtained from customers and other individuals. For instance, the California Consumer Privacy Act created new data privacy and security rights for California residents and the Virginia Consumer Data Protection Act created new data privacy and security rights for Virginia residents. Similarly, there are a number of existing and proposed laws and regulations in the European Union and the United States at both the federal and state level, as well as other jurisdictions that could impose new obligations in areas affecting our business. These new obligations could increase the cost and complexity of delivering our services, and divert our managements’ attention from pursuing strategic objectives.

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
Our tenant screening services business is subject to a number of complex laws that are subject to varying interpretations, including the FCRA, the Fair Housing Act, and related regulations. The FCRA continues to be the subject of multiple class-based litigation proceedings, as well as numerous regulatory inquiries and enforcement actions. In addition, entities such as the FTC and the Consumer Financial Protection Bureau have the authority to promulgate rules and regulations that may impact our customers and our business, and have made various public statements that tenant screening is an area of focus for such agencies. Although we attempt to structure our tenant screening services to comply with the relevant laws and regulations, we may be found to be in violation of them and we may be subject to routine regulatory inquiries, enforcement actions, class-based litigation or indemnity demands.
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
We offer our software solutions across a variety of operating systems and through the Internet. We depend on the interoperability of our platform with third party devices, desktop and mobile operating systems, as well as web browsers that we do not control. Any changes in such devices, systems or web browsers that degrade the functionality of our software solutions or give preferential treatment to competitive services could adversely affect the adoption and usage of our software solutions. In addition, in order to deliver high quality software solutions, we will need to continuously enhance and modify our functionality to keep pace with technical, contractual, and other changes in Internet-related hardware, mobile operating systems such as iOS and Android, browsers and other software, communication, network and database technologies. We may not be successful in developing enhancements and modifications that operate effectively with these devices, operating systems, web browsers and other technologies or in bringing them to market in a timely manner. Furthermore, uncertainties regarding the timing or nature of new network platforms or technologies, and modifications to existing platforms or technologies, could increase our research and product development expenses. In the event that it is difficult for our customers to access and use our software solutions, our software solutions may become less competitive, and our operating results could be adversely affected.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of September 30, 2021, the holders of the outstanding shares of our Class B common stock, including our executive officers, directors, and principal stockholders, collectively held approximately 89% of the combined voting power of our outstanding capital stock. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our outstanding capital stock and therefore control the election of a majority of our directors and thereby have the power to control our affairs and policies, including the appointment of management and strategic decisions, as well as matters that are submitted to a vote by our holders of our common stock. The interests of our principal stockholders may be inconsistent with or adverse to those of holders our Class A common stock. This concentrated control may also have the effect of delaying, deterring or preventing a change-in-control transaction, depriving our stockholders of an opportunity to receive a premium for their capital stock or negatively affecting the market price of our Class A common stock. In addition, transfers by holders of our Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions. The conversion of our Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of the holders of our Class B common stock who retain their shares over the long term.
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
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate, and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales, or the perception that our shares may be available for sale, will have on the prevailing market price of our Class A common stock. As of September 30, 2021, we had an aggregate of 1.0 million options outstanding that, if fully exercised, would result in the issuance of additional shares of Class A common stock or Class B common stock, as applicable. Our Class B common stock converts into Class A common stock on a one-for-one basis. In addition, as of September 30, 2021, we had 0.6 million RSUs, outstanding which, if fully vested and settled in shares, would result in the issuance of additional shares of Class A common stock. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options), or upon the vesting and settlement of RSUs, have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance. In addition, certain holders of our Class A common stock and Class B common stock have rights, subject to certain conditions, to require us to file registration statements for the public resale of such shares (in the case of Class B common stock, the Class A common stock issuable upon conversion of such shares) or to include such shares in registration statements that we may file for us or other stockholders. Any sales of securities by these stockholders could have a material adverse effect on the market price of our Class A common stock.
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
Item 6. Exhibits

Exhibit Number	Description of Document
10.1	Employment agreement between the Company and Fay Sien Goon.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

AppFolio, Inc.

Date:	November 8, 2021	By:	/s/ Jason Randall
Jason Randall
Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2021	By:	/s/ Fay Sien Goon
Fay Sien Goon
Chief Financial Officer
(Principal Financial Officer)

Date:	November 8, 2021	By:	/s/ Ann Wilson
Ann Wilson
Vice President of Accounting
(Principal Accounting Officer)