Form 10-K
period 2021-12-31
APPFOLIO INC
filed 2022-02-28
CIK 1433195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

 FORM 10-K
_________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Class A common stock on June 30, 2021 (the last business day of the registrant’s mostly recently completed second fiscal quarter), as reported on the NASDAQ Global Market on such date, was approximately $2.963 billion. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer, director and holder of 10% or more of the registrant’s outstanding Class A common stock and Class B common stock have been excluded from this calculation as such persons may be deemed to be affiliates. The determination of affiliate status for this purpose does not reflect a determination that any of such persons shall be deemed to be an affiliate of the registrant for any other purpose.

At February 14, 2022, the number of shares of the registrant’s Class A common stock outstanding was 20,003,719 and the number of shares of the registrant’s Class B common stock outstanding was 14,836,256.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (this “Annual Report”), are incorporated by reference in Part III, Items 10-14 of this Annual Report. Except for the portions of the Proxy Statement specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.
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

APPFOLIO, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements within the meaning of federal securities laws, which statements involve substantial risks and uncertainties. The forward-looking statements made in this Annual Report are based primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and prospects and relate only to events as of the date on which the statements are made. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report. As such, you should not rely upon forward-looking statements as predictions of future events. Examples of forward-looking statements include, among others, statements made regarding changes in the competitive environment, responding to customer needs, research and product development plans, future products and services, growth in the size of our business and number of customers, strategic plans and objectives, business forecasts and plans, our future or assumed financial condition, results of operations and liquidity, trends affecting our business and industry, capital needs and financing plans, capital resource allocation plans, share repurchase plans, and commitments and contingencies, including with respect to the outcome of legal proceedings or regulatory matters. Any forward-looking statement made by us in this Annual Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law.

ITEM 1.     BUSINESS
    Unless otherwise stated in this Annual Report, references to "AppFolio," "we," "us," and "our" refer to AppFolio, Inc. and its consolidated subsidiaries.
Overview
AppFolio is a leading provider of cloud business management solutions for the real estate industry. Our solutions enable our customers to digitally transform their businesses, automate and streamline critical business operations and deliver a better customer experience.
We were founded in 2006 with the vision to revolutionize vertical industry businesses by providing great software and services. Our mission is even more relevant today, as digital transformation is effectively a requirement for business success in the modern world, and the way we work and live today requires powerful software solutions.
AppFolio solutions are designed to meet that need in the real estate industry, and assist an increasingly interconnected and growing ecosystem of users, including property managers, property owners, real estate investment managers, rental prospects, residents, and service providers, with critical transactions across the real estate lifecycle, including screening potential tenants, sending and receiving payments and even providing insurance-related risk mitigation services. AppFolio’s intuitive interface, coupled with streamlined and automated workflows, make it easier for our customers to eliminate redundant and manual processes so they can deliver a great experience for their users while improving financial and operational performance.
Our platform and mobile-optimized solutions are designed for use across multiple devices and operating systems, and to be a system of record to centralize and automate these essential business processes, a system of engagement to enhance business interactions between our customers and their business ecosystems, and a system of intelligence to leverage data to predict and optimize business workflows in order to enable exceptional customer experiences and increase efficiency across our customers' businesses. Our solutions are offered as a service, and are hosted using a modern cloud-based architecture.

We rely on strategic partners and third-party service providers to deliver certain aspects of our solutions, and we strive to provide a seamlessly integrated experience for our customers. We believe our customer-centric culture empowers a focus on customer satisfaction that leads to long-term retention and, ultimately, to our long-term success. Our commitment to building innovative products, delivering exceptional customer experiences, and nurturing our company culture has led AppFolio to be listed as a 2020 and 2021 Fortune 100 Fastest Growing Company.
Our Core Solutions
Our Platform
AppFolio’s platform addresses important aspects of workflows common to property management and is frequently updated in response to market trends and customer needs. Further, we believe that partnering and integrating with curated third party solutions to enable important functionality for our customers while maintaining an elevated customer experience will benefit our customer base over time. Core functionality of our services addresses key operational issues, including accounting, business analytics and management, marketing and leasing functionality, maintenance and operational efficiency, as well as communications with key stakeholders.

AppFolio Property Manager
AppFolio Property Manager provides the platform upon which property managers can run their business operations. Property management companies choose AppFolio Property Manager to leverage the benefits of process automation, an easy-to-use interface, and the optimization of common workflows. Customers include third-party property managers and owner-operators, who typically manage single- and multi-family residential properties, and others who manage community association, and commercial properties.
AppFolio Property Manager serves as our customers’ system of record with accounting functionality at the core. All critical transactions are completed and recorded in the system and give our customers access to the data they need to run their business. AppFolio Property Manager is also the system of engagement that customers use to interact with the residents living at their properties, the owners and investors owning those properties, and vendors providing products and services to the properties. Both aspects of the system are inherently interconnected so that the day-to-day interactions, such as residents paying rent through the AppFolio Property Manager mobile app, are instantly reflected in the system of record. For our customers, AppFolio Property Manager's mobile capabilities enable their teams to be productive regardless of their location, responding to leasing inquiries, addressing work orders, or completing inspections on the go. Due to their distributed nature, this is especially relevant for our property management customers with a significant portion of single-family or small multi-family properties.

AppFolio Property Manager Plus
We continue to serve customers with larger and more complex portfolios with AppFolio Property Manager Plus, recognizing the evolving needs these customers have for deeper business insights, automation, and more advanced customer experiences. These customers typically have a more diverse mix of property types, a wider geographical dispersion of their properties, and the larger teams necessary to manage those types of portfolios. AppFolio Property Manager Plus is designed to solve these challenges in multiple ways: through customizable workflows that allow customers to digitize their existing processes; by providing performance insights; through intelligent revenue management; through integrations with a set of carefully selected partners; and through dedicated strategic account managers that help customers realize the full benefit of our solution.
Value Added Services
AppFolio Property Manager’s optional but often mission-critical Value Added Services are designed to enhance, automate and streamline business-critical processes and workflows. These services build on functionality and workflows in our solutions and generally fall into the categories of marketing and leasing, electronic payment services, business optimization, and risk mitigation (e.g., insurance-related services). Although many of our Value Added Services are enabled by third-party partners, we strive for a seamless experience for our customers that increases their efficiency while not sacrificing ease of use of AppFolio Property Manager and AppFolio Property Manager Plus. Utilization and adoption of our Value Added Services is typically higher for residential properties than community association or commercial properties because of the unique and complex needs of the residential rental lifecycle.
We empower our customers and users with a wide variety of Value Added Services, primarily:
•Electronic Payment Services. Our electronic payment services allow property managers to streamline their receivables and payables through a variety of online payment options. Customers can collect funds through our secure online portal, our mobile application and/or via electronic cash payments from various users, including applicants, residents and property owners. Types of funds that may be collected include rental application fees, security deposits, rent payments, and other tenant charges; contributions from property owners; and periodic dues from those living in community associations. Customers can also electronically send funds to various users, including distributions to property owners; payments to service providers; and payment to their own management company.
•Tenant Screening Services. Our tenant screening services include background screening, credit checks, income verification, and a streamlined rental history verification process for use in connection with the rental application process.
•Insurance. Through partnerships and wholly-owned subsidiaries, we make available certain risk mitigation services. Our liability to landlord insurance product allows our property management customers to enforce insurance coverage requirements within their leases by tracking coverage of their units and adding uncovered units to a qualifying liability to landlord insurance policy via a licensed insurance broker, while renters insurance protects the personal belongings of renters, as well as the property itself, from certain unexpected damages.
We experience some seasonality in our Value Added Services revenue. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional details regarding seasonality of revenue.
Our Growth Strategy
Our growth strategy in the near term is to provide increasingly valuable business management solutions to new and existing customers in the real estate industry. We are leveraging this growing footprint to expand both within the property management market as well as into adjacent markets. We define adjacent markets as markets that have both real estate and non-real estate characteristics. Key components of our near and extended term growth strategy include:
Maintain Product and Technology Leadership. We have made and will continue to make significant investments in research and new product development to expand our platform capabilities. We intend to continue using our market validation techniques and close relationships with our customers and users as a key source of feedback to inform and direct our product strategy. We may also choose to acquire rather than build certain technology capabilities, or to partner and integrate with curated third parties to deliver key functionality to serve the needs of our customers and their business ecosystems, all while maintaining a superior customer experience.
Keep Our Existing Customers and Users Happy. We believe customer success is essential to our long-term success, and we strive to have loyal and engaged long-term customer relationships. We place significant emphasis on customer experience to differentiate our solutions from competing products. This emphasis will continue to be a critical component of our growth strategy in the future. We believe that maintaining our focus on customer success will lead to new product innovation, the referral of new customers from existing satisfied customers, and greater adoption and utilization of our solutions.

Acquire New Customers. We believe new customer acquisition is essential to our long-term success. We expect to continue to grow our base of customers, and thus the number of units managed on our platform, with continued investments in the development of increasingly valuable business management solutions across not only the existing property types we currently serve but new ones as well, innovative sales and marketing programs, including evolving real estate industry thought leadership and education, and the referral power of satisfied customers. To continue to attract larger customers, we may increase our utilization of partnerships and integrations with select third parties to deliver key functionality.
Expand Adoption and Use By Existing Customers. We have made, and will continue to make, significant investments in our solutions that expand functionality and enhance or add new capabilities to meet the current and evolving needs of our customers. We expect our satisfied customers will expand their adoption and usage of our Value Added Services to adapt our platform to their specific operational requirements. In addition, as our customers grow, we expect they will continue to use our solutions to manage their larger businesses. To facilitate the continued use of our solutions by larger customers, we may increase our utilization of partnerships and integrations with select third parties to deliver key functionality while maintaining an elevated customer experience.
Enter New Adjacent Markets. We expect to continue to evaluate and expand into adjacent markets (as defined above) based on our market validation strategy and targeted customer feedback in a manner consistent with our strategic plan. While we are continuously developing our real estate industry solutions within a given market, we believe we can apply certain relevant product features and key learnings from that market to find synergies and new opportunities as we extend our solutions into successive adjacent markets. An example of our adjacent market expansion effort is AppFolio Investment Management, which we released in April 2019 and is designed to enable real estate investment management organizations to better manage investor relationships by increasing transparency and streamlining certain business processes. By leveraging our knowledge and expertise in the real estate industry to grow AppFolio Investment Management, we may eventually develop investment management solutions for markets in other industries.
Our Customers
We define customers as those paying for a subscription to our core solutions. As of December 31, 2021, we had 17,215 property management customers. No individual customer represented 10% or more of our total revenue for fiscal 2021.
Customer Service
We believe our success is tied to long-term customer relationships, not a one-time sale. Our team is structured to deliver ongoing service; this includes ongoing live and on-demand training, a library of resources, and personalized account management. We regularly measure NPS and solicit customer feedback in a variety of ways in an effort to continue to better serve our customers. Our solutions are designed to be easy to use and manage, and we offer training and support at no extra charge.
Onboarding consists of a dedicated team that works to ensure that customers are prepared to run their businesses on our platform. As a result of our assistance with data migration matters, we are able to provide valuable insights into data integrity and work with our customers to help resolve any issues in their underlying business processes. We also assist our customers with the configuration of our products for particular property types, as appropriate. We share insights on best practices for the markets we serve and dedicate resources to guide our customers through the adoption and utilization of our Value Added Services.
Sales and Marketing
We leverage a modern and scalable marketing approach along with marketing automation technology to attract and engage prospects and build brand recognition as an industry leader. We participate in industry thought leadership and education, and we use a variety of inbound and outbound marketing techniques to promote AppFolio solutions.
Our business development team acts in partnership with our marketing and sales teams to reach potential customers, generate sales opportunities, and accelerate the time from evaluation to close. Our sales representatives assist prospective customers as they evaluate our products. Our interactive sales methodology allows our sales team to quickly build relationships, assess our customers’ business challenges, and demonstrate the benefits of our core functionality and, where applicable, Value Added Services.
Technology and Operations
Our products are powered by a highly scalable computing platform and are designed with a strong focus on data security and availability. We use Ruby-on-Rails as our primary web application framework, and we take great care to keep this application framework and the rest of our software stack current in order to mitigate known security vulnerabilities. Our computing platform and cloud infrastructure are primarily powered by Amazon Web Services’ Elastic Compute Cloud (EC2) platform. In order to ensure that data is not lost and that customer requests can be satisfied, production assets are securely replicated and regularly backed up to multiple geographic regions.

We monitor our production infrastructure to ensure high performance and availability, and our architecture allows our operators significant flexibility in achieving these goals. In particular, we have fine-grained control over the specific server and region on which each customer's data resides, and can move customer data between different geographic regions in order to avoid service disruption or to increase service performance.
Sensitive customer data, including passwords, Social Security, and tax identification numbers, is encrypted during transmission, and before being written to disk. We regularly evaluate our product and infrastructure security, including through third-party penetration testing. In addition, our products allow our customers to define roles that provide different levels of access to users, allowing them to view and modify specific items depending on their role. Supervisors can distribute work to on-site staff in a secure and controlled environment, while leadership retains visibility across the entire system. Some sensitive customer actions require secondary verification via two-factor authentication, and any customer can enable two-factor authentication for logging into their account.
Research and Product Development
We rely heavily on input from our customers and prospective customers in developing products that meet their needs and in anticipating developments in their businesses. We perform research and market validation efforts to guide our product roadmap. We believe that it is easier for our customers to adjust to continuous updates to our platform, which incrementally change and improve their user experience than to adapt to infrequent, but more drastic, upgrades.
Competition
The overall market for business management solutions in the real estate and other industries is global, highly competitive and continually evolving to respond to changes in technology, operational requirements, and ever-changing laws and regulations. We believe our competitors primarily fall into the following categories:
• On-premise or cloud-based real estate business management service providers that serve companies of all sizes in our markets; and
• On-premise or cloud-based horizontal business management service providers that offer broad solutions across multiple industries.
We also experience competition from numerous cloud-based solutions providers that focus almost exclusively on one or more point solutions in the real estate industry or in other industries. Continued consolidation among cloud-based solution providers could significantly increase competition.
Some of our competitors may have greater financial, technical and other resources, greater name recognition and larger sales and marketing budgets; therefore, we may not always compare favorably with respect to some or all of the foregoing factors. Further, the barrier to entry for competition in one or more areas we serve may be low, which could lead to competition from new entrants who solve similar problems in different ways.
Intellectual Property
We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures and contractual restrictions to establish and protect our proprietary rights in our core solutions and Value Added Services. We may pursue additional patent protection to the extent we believe it would be beneficial and cost-effective.
We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours.
Human Capital

We believe our people are at the heart of our success. Our employees’ dedication to and passion for creating and delivering transformative solutions provides us with a competitive advantage and creates long-lasting relationships with our customers. We believe our efforts in creating and maintaining strong connections — with our customers, partners, and team members — differentiates AppFolio as a great place to work. This has led to recognition that demonstrates our valued company culture and workplace: Fortune recognized AppFolio as a Great Place to Work for Women in 2021, and the annual Glassdoor Employees’ Choice Awards listed AppFolio as one of the Best Places to Work in 2022.

Our company culture, driven by the following six core values, fuels our dedication and passion:
•Simpler Is Better
•Great, Innovative Products Are Key To A Great Business
•Great People Make A Great Company
•Listening To Customers Is In Our DNA
•Small, Focused Teams Keep Us Agile
•We Do The Right Thing; It’s Good For Business

As of December 31, 2021, we had 1,600 employees. We routinely engage temporary employees and consultants. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationships with our employees and consultants to be strong. To maintain this strong relationship and attract new talent, our human capital management efforts focus on the following initiatives:
Diversity, Equity, and Inclusion. Diversity is core to our values and, we believe, necessary to drive innovation and collective growth. Our commitment to these imperatives starts at the leadership level and cascades to our talented employees, who we look to lead and foster various initiatives. AppFolio’s employee-led resource groups create an environment where everyone is valued for their uniqueness, while also feeling part of the larger whole. We work hard to make sure our employees’ voices are heard, from our practice of small, focused teams to setting annual company initiatives together as an organization.
When we surveyed our workforce in 2021, of those who elected to share, 45.1% identified as women, 54.1% as men, and 0.8% as nonbinary.
Our recruiting practices focus on attracting and hiring employees with diverse backgrounds, experiences, and approaches at all levels of the company. We have key partnerships with universities and professional organizations and provide ongoing education to our hiring teams that are focused on closing the diversity gap and growing our team.
Employee Development. We invest significant resources to develop the talent needed to remain at the forefront of innovation and make us an employer of choice. Employees throughout our organization have access to training and learning programs which include programs for distinct audiences. Our annual engagement survey provides a platform for employees to provide anonymous feedback directly to their managers and our executives. Based on results from our 2021 engagement survey, the overall engagement of employees is greater than the technology industry average.
Societal Impact. Connecting and contributing to our communities is a long-standing tradition and important activity for our employees. Our team members are passionate about many causes and we encourage them to participate in these causes by providing eight hours of volunteer time off annually. In addition, throughout the year, we come together as a company to engage in community service through “AppFolio Gives Back,” where we donate time and funds to several charities that are selected by our employee-led Give Back Committee with AppFolio matching donations.
Compensation and Benefits. Our compensation and benefits programs support the wellness of our employees and their families so they feel they can live their best lives both at work and at home. Our competitive compensation packages may include base salary, commission or annual performance-based bonuses, and stock-based compensation. We also offer family-forming benefits, paid parental leave, paid sabbaticals, paid leave to care for family members, and access to fertility networks and discounts on fertility care. We review our programs periodically to ensure they remain competitive.
Health, Safety, and Wellness. We are committed to providing a safe workplace for our employees and assisting them in maintaining a healthy work-life balance. We regularly solicit feedback to assess the well-being and needs of our employees and offer resources focused on mental health and physical wellness. Specific to the COVID-19 pandemic, we have also taken measures to support the health and safety of our employees and their families. We continue to provide a monthly stipend to our employees in an effort to help ensure each team member has a comfortable and functional work-from-home environment and we have added training and toolkits focused on helping employees be successful in a remote work environment. We have enhanced internal lifestyle programs, such as virtual group fitness classes, and increased supplemental time off to create additional space for employees to reset and recharge.
In July 2021, we began transitioning our employees back to the workplace on a voluntary basis. When the environment allows us to safely do so, we expect to move forward with a hybrid work model, where a majority of our employees work out of one of our offices several days a week. We continue to evolve and upgrade our physical locations to ensure safe and healthy workspaces for our team members.

Available Information
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
Please be advised that certain of the risks and uncertainties described below contain “forward-looking statements.” See the section of this Annual Report entitled “Forward-Looking Statements” for additional information.
Risks Related to Growing Our Business
If we do not accurately predict and respond promptly to rapidly evolving technological developments and customer needs, the demand for our products and our business and operating results may be harmed.
Customer demands are constantly changing in response to new technology and other market factors. To compete effectively, we must identify and innovate in the right technologies, accurately predict our customers’ evolving needs, and continually improve our own technology platform. If we fail to execute against any of the foregoing, our business and operating results may be harmed. In addition, the potential widespread adoption of quickly evolving disruptive technology products could significantly impact the real estate industry, even if such products are not specifically designed to apply directly to the real estate industry. The adoption of these new technologies could significantly reduce the volume or demand of our customers and users, thereby reducing our revenue, which could materially impact our business, financial condition and operating results.
We participate in an intensely competitive market and our business could be harmed if we do not compete effectively.
The market for cloud-based business management solutions is global, highly competitive and continually evolving in response to a number of factors, including changes in technology, operational requirements, and laws and regulations. We compete with both other real estate industry cloud-based solution providers and providers of broad cloud-based solutions across multiple industries. We also face competition from numerous cloud-based solution providers that focus almost exclusively on one or more point solutions. Our competitors include established vendors, as well as newer entrants in the market. Our established competitors may have greater name recognition, longer operating histories, and significantly greater resources, which allows them to respond more quickly and effectively to new or changing opportunities or challenges, technologies, operational requirements and industry standards. Our competitors who are new entrants to the market, and generally smaller, may have more nimble operations due to having fewer products and less overhead and may be willing to take legal and operational risks, which allows them to launch products and meet customer demand more quickly and efficiently. Regardless of size, our current and potential competitors may develop, market and sell new technologies with comparable functionality to our solutions, which could cause us to lose customers, slow the rate of growth of new customers and/or cause us to decrease our prices to remain competitive, which could harm our business.
If we are unable to successfully expand sales of our solutions to new markets and new industries, our business and operating results may suffer.
Our growth strategy includes expanding sales of our solutions to new markets and, potentially, new industries. These new markets and industries, include larger customers within the real estate space, housing types outside of multi-family and single-family residential, and industries other than real estate. Acceptance of our current and future solutions in new markets and industries will depend on numerous factors, including our ability to provide more sophisticated functionality and features, the pricing of our solutions relative to competitive products, perceptions about the security, privacy and availability of our solutions relative to competitive products, and the time-to-market of updates and enhancements to our services and products. There is no guarantee we will be successful in achieving all or any of the foregoing. Additionally, sales to new markets and industries will involve risks that are not present, or are present to a lesser extent, in sales to the markets and industry we currently serve, and such risks may include new regulatory regimes, longer sale cycles, increased chance of litigation with customers, increased risk and impact of reputational harm, and increased competition. We may not be able to sufficiently mitigate such risks, which would impact our ability to successfully expand our business. If we are unable to successfully expand sales of our solutions to new markets and, potentially, industries, our revenue may increase at a slower rate than we expect and may even decline, which could adversely affect our operating results.

Our business depends substantially on existing customers renewing their subscriptions with us and expanding their use of our Value Added Services, and a decline in either could adversely affect our operating results.
For us to maintain or increase our revenue and improve our operating results, it is important that our existing customers continue to use our core solutions, as well as increase their adoption and utilization of our Value Added Services. Our customers may not renew their subscriptions with us, continue to broaden their adoption and utilization of our Value Added Services, or use our Value Added Services at all. If our existing customers do not renew their subscriptions and increase their adoption and utilization of our existing or newly developed Value Added Services, our revenue may increase at a slower rate than we expect and may decline, which could adversely affect our financial condition and operating results. A reduction in the number of our existing customers, even if offset by an increase in new customers, could reduce our revenue and operating margins. We may need to employ increasingly costly sales and marketing efforts and make significant investments in research and product development to introduce Value Added Services that ultimately are not broadly adopted by our customers. In either of those cases, we could incur significantly increased costs without a corresponding increase in revenue. Furthermore, we may fail to identify Value Added Services that our customers need for their businesses, in which case we could miss opportunities to increase our revenue.
Our inability to effectively maintain and promote our brands could adversely affect our ability to attract new customers and negatively affect our business and operating results.
We believe that maintaining and promoting our brands is critical to achieving widespread awareness and acceptance of our solutions, and maintaining and expanding our customer base. We also believe that the importance of brand recognition will increase, as competition for our products and services increases. If we do not continue to build awareness of our brands, we could be placed at a competitive disadvantage compared to companies whose brands are, or become, more recognizable than ours. Maintaining and promoting our brands will depend, in part, on our ability to continue to provide new and innovative core functionality and Value Added Services and best-in-class customer service, as well as the effectiveness of our sales and marketing efforts. If we fail to deliver products and functionality that address our customers’ business needs, or if we fail to meet our customers’ expectations for customer service, it could weaken our brands and harm our reputation. Maintaining and enhancing our brands may require us to make substantial investments, and these investments may not result in commensurate increases in our revenue. If we fail to successfully maintain and promote our brands, or if we make investments that are not offset by increased revenue, our operating results could be adversely affected.
We manage our business to achieve long-term growth, which may not be consistent with the short-term expectations of some investors.
We make product decisions and pursue opportunities that are consistent with our strategic objective to achieve long-term growth. These decisions may not be consistent with the short-term expectations of some investors, and may cause significant fluctuations in our results of operation and our stock price from period to period. In addition, notwithstanding our intention to make strategic decisions that positively impact long-term value, the decisions we make may not produce the long-term benefits we expect, which could materially affect our business, financial condition and results of operation.

Our acquisition of other companies or technologies may subject us to risks.
We have acquired, and may in the future acquire, other companies or technologies to complement or expand our products and solutions, optimize our technical capabilities, enhance our ability to compete, or otherwise offer growth or strategic opportunities. We have limited experience acquiring other businesses and we may not be able to effectively integrate acquired assets, technologies, personnel and operations or achieve the anticipated synergies or other benefits from the acquired business due to the inherent risks associated with acquisitions. If an acquisition fails to meet our expectations in terms of its contribution to our overall business strategy or results of operation, or if the costs of acquiring or integrating the acquired business exceed our estimates, our business, results of operation, strategic objectives, and financial condition may suffer.
Risks Related to Attracting and Retaining Talent
We depend on highly skilled personnel and, if we are unable to retain or hire additional qualified personnel or if we lose key members of our management team, we may not be able to achieve our strategic objectives and our business may be harmed.
Our success and future growth depend, in part, upon the continued services of our executive officers and other key employees. To execute our growth plan and achieve our strategic objectives, we must continue to attract and retain highly qualified and motivated personnel across our organization. In particular, to continue to enhance our products and solutions, add new and innovative core functionality and/or Value Added Services, as well as develop new products, it will be critical for us to increase the size of our research and product development organization, including hiring highly skilled software engineers. Further, for us to achieve broader market acceptance of our products and solutions, grow our customer base, and pursue new markets consistent with our strategic plan, we will need to continue to increase the size of our sales, marketing and customer service and support organizations. Competition for personnel is intense within our industry and there continues to be upward pressure on the compensation paid to these professionals. Identifying, recruiting, training and retaining qualified personnel is difficult and requires a significant investment of time and resources.
Many of the companies with which we compete for experienced personnel have greater name recognition and financial resources than we have. In addition, our headquarters are located in Santa Barbara, California, which is not generally recognized as a prominent commercial center, and it is challenging to attract qualified professionals due to our geographic location. As a result, we may have even greater difficulty hiring and retaining skilled personnel than our competitors. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, we are unable to offer equity awards in competitive amounts, or if the price of our Class A common stock experiences significant volatility, this may adversely affect our ability to recruit and retain highly skilled employees. If we are unable to attract and retain the personnel necessary to execute our growth plan, we may be unable to achieve our strategic objectives and our operating results may suffer.
Our corporate culture has contributed to our success and, if we cannot continue to foster this culture, we could lose the passion, creativity, teamwork, focus and innovation fostered by our culture.
We believe that our culture has been and will continue to be a key contributor to our success. If we do not continue to develop our corporate culture or maintain our core values as we grow and evolve, we may be unable to foster the passion, creativity, teamwork, focus and innovation we believe we need to support our growth. Any failure to preserve our culture could negatively affect our ability to recruit and retain personnel and to effectively focus on and pursue our strategic objectives. Moreover, liquidity available to our employee security holders could lead to disparities of wealth among our employees, which could adversely impact relations among employees and our culture in general. As we grow, we may find it difficult to maintain our corporate culture. This difficulty may be exacerbated by remote working conditions, which make it more difficult for employees to interact, communicate and innovate and that may continue indefinitely after COVID-19 pandemic.

Risks Related to Cybersecurity and Data Privacy
Security vulnerabilities in our products or a breach of our security controls could result in the loss, theft, misuse, unauthorized disclosure, or unauthorized access to customer or employee data, or other confidential or sensitive information, which could harm our customer and/or employee relationships, expose us to litigation or harm our reputation.
Our business involves the storage and transmission of a significant amount of confidential and sensitive information, including sensitive and proprietary data and personal information collected by or on behalf of our customers, the personal information of our employees, and our proprietary financial, operational and strategic information. Like many other businesses, we have experienced, and are continually at risk of being subject to, cyber attacks and data security incidents. As our business grows, the number of users of our products, as well as the amount of information we collect and store, is increasing, and our brands are becoming more widely recognized, which makes us a greater target for malicious activity. There can be no assurance that the security measures we employ will prevent malicious or unauthorized access to our systems and information. Furthermore, no security program can entirely eliminate the risk of human error, such as an employee or contractor’s failure to follow one or more security protocols. Therefore, despite our significant efforts to keep our systems, products and networks protected and up to date, we may be unable to anticipate cyber attacks, detect security incidents or react to them in a timely manner, or implement adequate preventive measures, any of which may expose us to a risk of loss, litigation and potential liability. In addition, some of our third-party service providers and partners also collect and/or store our sensitive information and our customers’ data on our behalf, and these service providers and partners are subject to similar threats of cyber attacks and other malicious Internet-based activities, which could also expose us to risk of loss, litigation, and potential liability.
If our security measures, or the security measures of our third-party service providers or partners, are breached as a result of wrongdoing or malicious activity on the part of our employees, our partners’ employees, our customers’ employees, or any third party, or as a result of any human error or neglect, product defect or otherwise, and this results in the loss, theft, misuse, unauthorized disclosure, or unauthorized access to customer data or other sensitive information, we could incur liability to our customers and to individuals or organizations whose information was being stored by us or our customers, as well as fines from payment processing networks and regulatory action by governmental bodies. If we experience a widespread security breach, our insurance coverage may not offset liabilities actually incurred and insurance may not continue to be available to us on reasonable terms, or at all. In addition, security breaches could result in reputational damage, adversely affect our ability to attract new customers and cause existing customers to reduce or discontinue the use of our products and solutions. Furthermore, the perception by our current or potential customers that our products could be vulnerable to exploitation or that our security measures are inadequate, even in the absence of a particular problem or threat, could reduce market acceptance of our products and solutions and cause us to lose customers. The legal and regulatory environment around data security and governance is significantly evolving, and both regulators and consumers are increasingly taking action on data-related matters, which may contribute to increased reputational, economic and other harm in the event of a data security incident.
Privacy and data security laws and regulations could impose additional costs and reduce demand for our solutions.
We store and transmit personal information relating to our employees and other individuals, and our customers use our technology platform to store and transmit a significant amount of personal information relating to their customers, vendors, employees and other industry participants. Federal, state and foreign government bodies and agencies have in the past adopted, and may in the future adopt, laws and regulations regarding the collection, use, processing, storage and disclosure of personal or identifying information obtained from customers and other individuals. These new obligations could increase the cost and complexity of delivering our services.
In addition to government regulation, privacy advocates and industry groups may propose various self-regulatory standards that may legally or contractually apply to our business. As new laws, regulations and industry standards take effect, and as we offer new services in new markets, market segments and, potentially, new industries, we will need to understand and comply with various new requirements, which may result in significant additional costs. These laws, regulations and industry standards could have negative effects on our business, including by increasing our costs and operating expenses, and/or delaying or impeding our deployment of new or existing core functionality or Value Added Services. Failure to comply with these laws, regulations and industry standards could result in negative publicity, subject us to fines or penalties, expose us to litigation, or result in demands that we modify or cease existing business practices. In addition, the costs of compliance with, and other burdens imposed by, such laws, regulations and industry standards may adversely affect our customers’ ability or desire to collect, use, process and store personal information using our solutions, which could reduce overall demand for them. Furthermore, privacy and data security concerns may cause our customers’ clients, vendors, employees and other industry participants to resist providing the personal information necessary to allow our customers to use our applications effectively. Any of these outcomes could adversely affect our business and operating results.

Risks Related to Our Industry
All of our revenues are presently generated by sales to customers and users in the real estate industry, and factors that adversely affect that industry, or our customers or users within it, could also adversely affect us.
We expect that our real estate industry customers will continue to account for a significant portion or all of our revenue for the foreseeable future. Demand for our solutions and services could be affected by factors that are unique to and adversely affect the real estate industry and our customers within it. If the industry itself declines, our customers may decide not to renew their subscriptions or they may cease using our Value Added Services to reduce costs to remain competitive. Further, we could lose real estate customers as a result of acquisitions or consolidations, bankruptcies or other financial difficulties facing our real estate customers, new or enhanced legal or regulatory regimes that negatively impact the real estate industry, and conditions or trends specific to the real estate industry such as the economic factors that impact the rental market.
Our estimates of market opportunity are subject to significant uncertainty and, even if the markets in which we compete meet or exceed our size estimates, we could fail to increase our revenue or market share.
We determine the level of our investment in various aspects of the business, in part, based on our market opportunity estimates. Market opportunity estimates are subject to significant uncertainty and are based on assumptions, including our internal analysis and industry experience. Assessing markets for cloud-based business management solutions in the real estate industry is particularly difficult due to a number of factors, including limited available information and rapid evolution of the industry and markets therein. If we do not accurately estimate our opportunities, we may fail to realize a return on our investment in various aspects of our business, which could lead to a failure to gain market share and negatively impact our long-term growth prospects.
Risks Related to Our Products and Solutions
Errors, defects or other disruptions in our products could harm our reputation, cause us to lose customers, and result in significant expenditures to correct the problem.
Our customers use our products to manage critical aspects of their businesses, and any errors, defects or other disruptions in the performance of our products, including with respect to third party partners upon which certain of our products are dependent, may result in loss of or damage to our customers’ data and disruption to our customers’ businesses, which could harm our reputation. These problems may be caused by a variety of factors, including infrastructure changes, power or network outages, fire, flood or other natural disasters affecting our cloud computing platform providers, human or software errors, viruses, security breaches, fraud or other malicious activity, spikes in customer usage and distributed denial of service attacks. In addition, we provide continuous updates to our products and these updates may contain undetected errors when first introduced. In the past, we have discovered errors, failures, vulnerabilities and bugs in our updates after they have been released, and similar problems may arise in the future. Real or perceived errors, failures, vulnerabilities or bugs in our products could result in negative publicity, reputational harm, loss of customers, delay in market acceptance of our products and solutions, loss of competitive position, withholding or delay of payment to us, claims by customers for losses sustained by them and potential litigation or regulatory action. In any such event, we may be required to expend additional resources to help correct the problem or we may choose to expend additional resources to take corrective action even where not required. The costs incurred in correcting any material errors, defects or other disruptions could be substantial. In addition, we may not carry insurance sufficient to offset any losses that may result from claims arising from errors, defects or other disruptions in our products.

We face risks in our electronic payment services business that could adversely affect our business and/or results of operation.
In our electronic payments services business, we facilitate the processing of both inbound and outbound payments for our customers. These payments are settled through our sponsoring clearing bank, card payment processors, and other third-party electronic payment services providers that we may contract with from time to time. Our electronic payment services subject us to a number of risks, including, but not limited to, liability for customer costs related to disputed or fraudulent transactions and other incidences of fraud in our electronic payment services ecosystem. Additionally, with respect to the processing of electronic payment transactions by our third-party electronic payment services providers, we are exposed to financial risk. Electronic payment transactions between our customer and another user may be returned for various reasons such as insufficient funds, fraud or stop payment orders. If we or any of our electronic payment services providers are unable to collect such amounts from the customer’s account, we bear the ultimate risk of loss for the transaction amount.
We face risks in our tenant screening services business that could adversely affect our business and/or operating results.
Our tenant screening services business is subject to a number of complex laws that are subject to varying interpretations, including the Fair Credit Reporting Act (the "FCRA"), the Fair Housing Act, and related regulations. The FCRA continues to be the subject of multiple class-based litigation proceedings, as well as numerous regulatory inquiries and enforcement actions. In addition, entities such as the Federal Trade Commission and the Consumer Financial Protection Bureau have the authority to promulgate rules and regulations that may impact our customers and our business and have made various public statements that tenant screening is an area of focus for such agencies. Although we attempt to structure our tenant screening services to comply with relevant laws and regulations, we have previously been accused of not complying with such laws and regulations and may be found to be in violation of them. In addition we have been and expect in the future to be subject to routine regulatory inquiries, enforcement actions, class-based litigation and/or indemnity demands.
As previously disclosed, in January 2021, we entered into a settlement agreement with the Federal Trade Commission (the "FTC") to resolve allegations that we failed to comply with certain sections of the FCRA. In connection with the settlement, we paid a fine and agreed to ongoing compliance and reporting obligations. Our failure to comply with these obligations could result in material additional penalties or other actions by the FTC or other agencies, including enjoining our ability to provide screening services.
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
If our property management customers stop requiring insurance coverage for their units, if insurance premiums decline or if insureds experience greater than expected losses, our operating results could be harmed.
We generate a portion of our revenue by offering insurance-related services through wholly owned subsidiaries. If demand for rental housing declines, or if our property management customers believe that it may decline, these customers may stop requiring insurance coverage for their units to reduce the overall cost of renting and make their rental offerings more competitive. If our property management customers stop tracking and requiring insurance coverage for their units or elect to use other methods of tracking and acquiring insurance coverage, demand for our insurance-related products may drop and our revenues from our insurance related products could be adversely affected.

In the event we are found to be in violation of the legal requirements applicable to our products and services, our business and operating results may be adversely affected.
Many of our products and services are highly regulated or intended to be used in connection with other highly regulated activities. Some of the laws and regulations to which our products and services are subject include, without limitation:
•the Fair Housing Act;
•the FCRA;
•Title VII of the Civil Rights Act;
•the Telephone Consumer Protection Act;
•the Americans with Disabilities Act;
•the Electronic Signatures in Global and National Commerce Act;
•the Federal Trade Commission Act Section 5; and
•the Federal Trade Commission Act;

State law equivalents of the foregoing, plus various state regulations related to insurance licensing and solicitation, utility billing practices and privacy also apply to certain of our products and services. In addition, the evolution and expansion of our products and services may subject us to additional risks and regulatory requirements. For example, as our electronic payments services business evolves, we may become directly subject to limitations, laws and regulations governing money transmission and anti-money laundering.
In addition, we periodically undergo examinations, audits and investigations related to our services, including those related to the affairs of insurance companies and agencies and electronic payment services providers. Such examining, auditing, and investigating authorities are generally vested with relatively broad discretion to grant, renew and revoke licenses and approvals, to implement and interpret rules and regulations, levy fines and penalties, and bring enforcement actions. While we have implemented various programs, processes and controls focused on compliance with applicable laws and regulations throughout our business, there is no guarantee that we will not be subject to fines, penalties or other regulatory actions in one or more jurisdictions, or be required to adjust our business practices to accommodate future regulatory requirements. In the event that we are found to be in violation of our legal, regulatory or contractual requirements, we may be subject to monetary fines or penalties, cease-and-desist orders, mandatory product changes, or other liabilities that could have an adverse effect on our business and operating results.
If we fail to maintain relationships with third-party partners that enable certain functionality within our solutions, our business and operating results may be harmed.
Certain functionality of our services is provided or supported by third-parties, including without limitation functions related to cloud computing, texting, emailing, electronic payments, tenant screening, and insurance related offerings. If our third-party partners cease providing their products or we are otherwise unable to integrate with such third-party products, our solutions and demand for our solutions could be adversely impacted and business and operating results would be harmed. In addition, our competitors may be more effective than us in cost-effectively building relationships with third parties that enhance their products and services, allow them to provide more competitive pricing, or offer other benefits to their customers. Acquisitions of our partners by our competitors or others could result in a decrease in the number of current and potential strategic partners willing to establish or maintain relationships with us, and could increase the price at which products or services are available to us. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired, which could negatively impact our operating results.
If we are unable to ensure that our solutions interoperate with third-party devices, operating systems and browsers, our solutions may become less competitive and our operating results may be harmed.
We depend on the interoperability of our platform with third party devices, desktop and mobile operating systems, as well as web browsers that we do not control. Any changes in such devices, systems or web browsers that degrade the functionality of our solutions or give preferential treatment to competitive services could adversely affect the adoption and usage of our solutions. In addition, to deliver high quality solutions, we will need to continuously enhance and modify our functionality to keep pace with technical, contractual, and other changes in Internet-related hardware, mobile operating systems such as iOS and Android, browsers, communication, network and database technologies. We may not be successful in developing enhancements and modifications that operate effectively with these devices, operating systems, web browsers and other technologies or in bringing them to market in a timely manner. Furthermore, uncertainties regarding the timing or nature of new network platforms or technologies, and modifications to existing platforms or technologies, could increase our research and product development expenses. In the event that it is difficult for our customers to access and use our solutions, our solutions may become less competitive, and our operating results could be adversely affected.
If we are unable to deliver effective customer service, it could harm our relationships with our existing customers and adversely affect our ability to attract new customers and our operating results.
Our business depends, in part, on our ability to satisfy our customers by providing onboarding services and ongoing customer service. Once our solutions are deployed, our customers depend on our customer service organization to resolve technical issues relating to their use of our solutions. As we generally do not separately charge our customers for support services, increased demand for our support services would increase costs without corresponding revenue, which could adversely affect our operating results. Further, our sales process is highly dependent on the ease of use of our solutions, our reputation and positive recommendations from our existing customers. Any failure to maintain high-quality or responsive customer service, or a market perception that we do not maintain high-quality or responsive customer service, could harm our reputation, cause us to lose customers and adversely impact our ability to sell our solutions to prospective customers.
Risks Related to Intellectual Property Matters
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
Our success depends, in part, on our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may legally own or claim to own intellectual property relating to our technology or solutions, including without limitation technology we develop and build internally and/or acquire. From time to time, our competitors or other third parties may claim that we are infringing upon their intellectual property rights. Any claims or litigation, regardless of merit, could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages, settlement costs or ongoing royalty payments, require that we comply with other unfavorable license and other terms, or prevent us from offering our solutions in their current form. Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the attention of our management and key personnel from our business operations and harm our operating results.
Our solutions contain both third-party and open source software, which may pose risks to our proprietary source code and/or introduce security vulnerabilities, and could have a material adverse impact on our business and operating results.
We use open source software in our solutions and expect to continue to do so in the future. The terms of many open source licenses to which we are subject have not been interpreted by United States or foreign courts, and there is a risk that open source licenses could be construed in a manner that imposes unanticipated conditions, restrictions or costs on our ability to provide or distribute our solutions. Additionally, we may from time to time face claims from third parties alleging ownership of, or demanding release of, the open source software or of derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation, which could be costly for us to defend, and could require us to make our source code freely available, purchase a costly license or cease offering the implicated functionality unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and product development resources, and we may not be able to complete it successfully or in a timely manner. In addition to risks related to license requirements, usage of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. We also use third-party commercial software in our solutions and expect to continue to do so in the future. Third-party commercial software is developed outside of our direct control and may introduce security vulnerabilities that may be difficult to anticipate or mitigate. Further, there is no guarantee that third-party software developers or open source software providers will continue active work on the third-party software that we use. Should development of in-use third-party software cease, significant engineering effort may be required to create an in-house solution. These risks could also be difficult to eliminate or manage, and could have a material adverse impact on our business and operating results.
Risks Related to Our Financial Results
We expect to make substantial investments across our organization to grow our business, which may impact profitability.
To implement our business and growth strategy, we have made and will continue to make substantial investments across our organization and, as a result, our expenses may increase significantly impacting profitability. For example, we intend to continue to make substantial investments in, among other things: our research and product development organization to enhance the ease of use and functionality of our solutions and develop new products; our sales and marketing organization, including expansion of our direct sales organization and marketing programs, to increase the size of our customer base and increase adoption and utilization of new and existing Value Added Services by our new and existing customers; and maintaining and expanding our technology infrastructure and operational support to promote the security and availability of our products and solutions. Even if we are successful in growing our customer base and increasing revenue from new and existing customers, we may not be able to generate additional revenue in an amount that is sufficient to cover our expenses.
Our quarterly results may fluctuate significantly and period-to-period comparisons of our results may not be meaningful.
Our quarterly results, including the levels of our revenue, costs, operating expenses, and operating margins, may fluctuate significantly in the future, and period-to-period comparisons of our results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of our future performance. We may experience significant fluctuations in our operating results from period to period, including significant losses. This may make it difficult for us to effectively allocate our resources to achieve our strategic goals. Furthermore, if our quarterly results fall below the expectations of investors or any securities analysts who follow our stock, or below any financial guidance we may provide, the price of our common stock could decline substantially.

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
Risks Related to Our Common Stock
The market price of our Class A common stock may be volatile or may decline regardless of our operating performance, which could result in substantial losses for our stockholders.
The market price of our Class A common stock has been, and is likely to continue to be, highly volatile, and fluctuations in the price of our Class A common stock could cause the stockholder to lose all or part of their investment. There are a wide variety of factors, many of which are outside our control, that could cause fluctuations in the market price of our Class A common stock and, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. If instituted against us, any such litigation, regardless of its merit or final outcome, could result in substantial costs and a diversion of our management’s attention, thereby adversely affecting our operating results and/or the price of our Class A common stock.
The dual class structure of our common stock concentrates voting control with a limited number of stockholders, including our executive officers, directors and principal stockholders, effectively limiting your ability to influence corporate matters.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of December 31, 2021, the holders of the outstanding shares of our Class B common stock, including our executive officers, directors, and principal stockholders, collectively held approximately 89% of the combined voting power of our outstanding capital stock. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our outstanding capital stock and therefore control the election of a majority of our directors and thereby have the power to control our affairs and policies, including the appointment of management and strategic decisions, as well as matters that are submitted to a vote by our holders of our common stock. The interests of our principal stockholders may be inconsistent with or adverse to those of holders of our Class A common stock. This concentrated control may also have the effect of delaying, deterring or preventing a change-in-control transaction, depriving our stockholders of an opportunity to receive a premium for their capital stock or negatively affecting the market price of our Class A common stock. In addition, transfers by holders of our Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions. The conversion of our Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of the holders of our Class B common stock who retain their shares over the long term.
We cannot predict the impact that our capital structure may have on our stock price.
S&P Dow Jones, a provider of widely followed stock indices, has announced that companies with multiple classes of stock will not be eligible for inclusion in certain of their indices. As a result, our Class A common stock will not be eligible for those stock indices. Many investment funds are precluded from investing in companies that are not included in major indices, and these funds would be unable to purchase our Class A common stock. Exclusion from these and other indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected. In addition, several shareholder advisory firms have announced their opposition to the use of multiple class structures. As a result, shareholder advisory firms may publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any actions or publications by shareholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.

Future sales of shares of our Class A common stock, or the perception that these sales could occur, could depress the market price of our Class A common stock.
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate, and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales, or the perception that our shares may be available for sale, will have on the prevailing market price of our Class A common stock. As of December 31, 2021, we had an aggregate of 0.8 million options outstanding that, if fully exercised, would result in the issuance of additional shares of Class A common stock or Class B common stock, as applicable. Our Class B common stock converts into Class A common stock on a one-for-one basis. In addition, as of December 31, 2021, we had 0.8 million RSUs, outstanding which, if fully vested and settled in shares, would result in the issuance of additional shares of Class A common stock. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options), or upon the vesting and settlement of RSUs, have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance. In addition, certain holders of our Class A common stock and Class B common stock have rights, subject to certain conditions, to require us to file registration statements for the public resale of such shares (in the case of Class B common stock, the Class A common stock issuable upon conversion of such shares) or to include such shares in registration statements that we may file for us or other stockholders. Any sales of securities by these stockholders could have a material adverse effect on the market price of our Class A common stock.
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
Price appreciation, which may never occur, may be further impacted by repurchases of our shares in accordance with our Share Repurchase Program. Repurchases of our shares could increase the volatility of the trading price of our shares, which could have a material adverse impact on the trading price of our shares. Similarly, the future announcement of the termination or suspension of the Share Repurchase Program, or our decision not to utilize the full authorized repurchase amount under the Share Repurchase Program, could result in a decrease in the trading price of our shares. In addition, the Share Repurchase Program could have the impact of diminishing our cash reserves, which may impact our ability to finance our growth, complete acquisitions and execute our strategic plan. For additional information regarding our Share Repurchase Program, refer to Note 11, Stockholders' Equity.

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
Risks Related to Macroeconomic Conditions
Health epidemics, including the COVID-19 pandemic, could have a material adverse impact on our operations, employees culture, customers, and business partners.
The COVID-19 pandemic continues to have, and a future public health crisis could have, repercussions across local, regional, and global economies and financial markets. Travel restrictions, quarantines, and similar government orders to control the spread of COVID-19 or a future virus may result in business closures, work stoppages, slowdowns, and cancellation or postponement of events that, among other effects, could negatively impact our operations, as well as the operations of our customers, and business partners. The demand for our products and services, as well as our operating results, could be adversely impacted due to customers delaying decisions to adopt our products and services or terminating their use of our products and services, as they seek to reduce or delay spending to mitigate the impact of the COVID-19 pandemic or a future public health crisis on their businesses.
In March of 2020, in an effort to protect our employees and comply with applicable government orders, in response to the COVID-19 pandemic, we transitioned our employees to a remote work environment. We began transitioning our employees back to the office in 2021; however, our employees have the option to work remotely until further notice. If the COVID-19 pandemic again requires full remote working conditions, it could have a material adverse impact on our products as the disruption to our operations may result in an increase in errors, failures, vulnerabilities, and bugs. Furthermore, the COVID-19 pandemic may have long-term effects on the nature of the office environment and remote working, which may present operational and workplace culture challenges that may adversely affect our business.
Any of the factors described above, or any number of other risks related to the COVID-19 pandemic or a future public health crisis, could disrupt our business, which could have a material adverse impact on our business, operations and financial results.

Global and regional economic conditions could harm our business.

Adverse global and regional economic conditions such as turmoil affecting the banking system or financial markets, including, but not limited to, tightening in the credit markets, extreme volatility or distress in the financial markets, recessionary or inflationary pressures, supply chain issues, reduced consumer confidence or economic activity, government fiscal and tax policies, and other negative financial news or macroeconomic developments could have a material adverse impact on the demand for our products and services.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, commerce and the global economy, and have a negative effect on our business and operations.

Our business operations are subject to interruption by natural disasters, flooding, fire, power shortages, pandemics, terrorism, political unrest, telecommunications failure, vandalism, cyber-attacks, geopolitical instability, war, the effects of climate change (such as drought, wildfires, hurricanes, increased storm severity and sea level rise) and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, and could cause us to incur substantial expense. Our insurance may not be sufficient to cover losses or additional expenses that we may sustain. The majority of our research and development activities, offices, information technology systems, and other critical business operations are located near major seismic faults in California. Customer data could be lost, significant recovery time could be required to resume operations and our financial condition and operating results could be adversely affected in the event of a major natural disaster or catastrophic event. In addition, the impacts of climate change on the global economy and our industry are rapidly evolving. We may be subject to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business.

Government regulations and laws are continuously evolving and unfavorable changes could adversely affect our operating results, subject us to litigation or governmental investigation, or otherwise harm our business.
In addition to regulations and laws directly applicable to our products and services, we are subject to general business regulations and laws. Unfavorable regulations, laws, and administrative or judicial decisions interpreting or applying laws and regulations applicable to our business could subject us to litigation or governmental investigation and increase our cost of doing business, any of which may adversely affect our operating results. In addition, the application of federal, state, local and foreign tax laws to services provided electronically is continuously evolving. New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted or amended at any time, possibly with retroactive effect, and could be applied solely or disproportionately to services provided over the Internet. These enactments or amendments could adversely affect our sales activity due to the inherent cost increase such taxes would represent and could ultimately result in a negative impact on our operating results. In addition, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, modified or applied adversely to us, possibly with retroactive effect, which could require us or our customers to pay additional tax amounts, as well as require us or our customers to pay fines or penalties, as well as interest on past amounts. If we are unsuccessful in collecting such taxes due from our customers, we could be held liable for such costs, thereby adversely impacting our operating results.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

    None.

ITEM 2.         PROPERTIES
Our corporate headquarters is located in Santa Barbara, California, where we lease approximately 166,000 square feet of space in three adjacent office buildings. We also lease office space in several other U.S. cities. We do not own any real estate.
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
PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for our Common Stock
Our Class A common is listed on the NASDAQ Global Market under the symbol "APPF".
Our Class B common stock is not listed or traded on any stock exchange.
Holders of Record
At February 14, 2022, there were 39 holders of record of our Class A common stock and 72 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We do not anticipate declaring or paying any cash dividends to holders of our capital stock in the foreseeable future and intend to retain all future earnings for use in the growth of our business.
Stock Performance Graph
The following performance graph compares the cumulative total return on our Class A common stock with that of the S&P 500 Index and the NASDAQ Computer Index. This chart assumes $100 was invested in our Class A common stock at the close of market on December 31, 2016, and in the S&P 500 Index and the NASDAQ Computer Index, and assumes the reinvestment of any dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Total Return Performance
800
600
400
200
0
Index Value
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
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
ITEM 6.     [RESERVED]

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in the section of this Annual Report entitled "Risk Factors". See the section of this Annual Report entitled “Forward-Looking Statements” for additional information.

The following discussion and analysis of our financial condition and results of operations discusses 2021 and 2020 items and year-over-year comparisons between 2021 and 2020. For discussion of 2019 items and year-over-year comparisons between 2020 and 2019, refer to Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Overview
We are a leading provider of cloud business management solutions for the real estate industry. Our solutions enable our customers to digitally transform their businesses, automate and streamline critical business operations and deliver a better customer experience. Our products assist an interconnected and growing ecosystem of users, including property managers, property owners, real estate investment managers, rental prospects, residents, and service providers with critical transactions across the real estate lifecycle, including screening potential tenants, sending and receiving payments and even providing insurance-related risk mitigation services. AppFolio’s intuitive interface, coupled with streamlined and automated workflows, make it easier for our customers to eliminate redundant and manual processes so they can deliver a great experience for their users while improving financial and operational performance.
We rely heavily on our talented team of employees to execute our growth plans and achieve our long-term strategic objectives. We believe our people are at the heart of our success and our customers' success, and we have worked hard not only to attract and retain talented individuals, but also to provide a challenging and rewarding environment to motivate and develop our valuable human capital. In March 2020, in an effort to protect our employees and comply with applicable government orders in response to the COVID-19 pandemic, we transitioned our employees to a remote work environment. We began transitioning our employees back to the office in 2021; however, our employees have the option to work remotely until further notice.
During certain periods covered by this Annual Report, we also provided software solutions and services to the legal industry via MyCase, a software solution primarily designed for small and mid-sized law firms. We completed our divestiture of MyCase, Inc. on September 30, 2020 (the "MyCase Transaction"). For additional details, see Note 3, Divestitures, of our Consolidated Financial Statements in this Annual Report.
Key Business Metric
Property management units under management. We believe that our ability to increase our number of property management units under management is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. We define property management units under management as the number of active units on our core solutions. We had 6.35 million and 5.36 million property management units under management as of December 31, 2021 and 2020, respectively.
Seasonality
We have historically experienced seasonality in our Value Added Services revenue, primarily in our tenant screening services, due to seasonally higher leasing activities in the second quarter which increases tenant screening transactions in that period. We generally experience decreased tenant screening revenue in the fourth quarter, when seasonally lower leasing activities occur. Corresponding to the higher tenant applications in the second quarter, our property manager customers typically experience an increase in new tenants in the third quarter, resulting in a higher demand for our insurance-related risk mitigation services in that period. As a result of the seasonality of the rental lifecycle and the growth of our business, we have typically experienced a sequential increase in revenue in the first, second and third quarters and a sequential decline in revenue in the fourth quarter of each of our most recent fiscal years. These seasonal factors could be heightened or lessened due to the impact of a change in macroeconomic factors that could impact tenant behavior or a change in the adoption rate of our other less seasonally impacted Value Added Services. Although these seasonal factors are common in the real estate industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

Key Components of Results of Operations
Revenue
Our core solutions and certain of our Value Added Services are offered on a subscription basis. Our core solutions subscription fees vary by property type and are designed to scale to the size of our customers’ businesses. We recognize revenue for subscription-based services over time on a straight-line basis over the contract term beginning on the date that our service is made available. We generally invoice monthly or, to a lesser extent, annually in advance of the subscription period.
We also offer Value Added Services, which are not covered by our subscription fees, on a per use basis. Usage-based fees are charged either as a percentage of the transaction amount (e.g., for certain of our electronic payment services) or on a flat fee per transaction basis with no minimum usage commitments (e.g., for our tenant screening and risk mitigation services). We recognize revenue for usage-based services in the period the service is rendered. Our electronic payments services fees are recorded gross of the interchange and payment processing related fees. We generally invoice our usage-based services on a monthly basis or collect the fee at the time of service. A significant majority of our Value Added Services revenue comes directly and indirectly from the use of our electronic payment services, tenant screening services, and risk mitigation services. Usage-based fees are paid either by customers or by users.
We charge our customers for on-boarding assistance to our core solutions and certain other non-recurring services. We generally invoice for these other services in advance of the services being completed and recognize revenue upon completion of the related service. We generate revenue from the legacy customers of previously acquired businesses by providing services outside of our property management core solution platform. Revenue derived from these services is recorded in Other revenue.
Costs and Operating Expenses
Cost of Revenue. Many of our Value Added Services are facilitated by third-party service providers. Cost of revenue paid to these third-party service providers includes the cost of electronic interchange and payment processing related services to support our electronic payments services, the cost of credit reporting services for our tenant screening services, and various costs associated with our risk mitigation service providers. These third-party costs vary both in amount and as a percent of revenue for each Value Added Service offering. Cost of revenue also consists of personnel-related costs for our employees focused on customer service and the support of our operations (including salaries, performance-based compensation, benefits, and stock-based compensation), platform infrastructure costs (such as data center operations and hosting-related costs), and allocated shared and other costs. Cost of revenue excludes depreciation of property and equipment, amortization of capitalized software development costs and amortization of intangible assets.
Sales and Marketing. Sales and marketing expense consists of personnel-related costs for our employees focused on sales and marketing (including salaries, sales commissions, performance-based compensation, benefits, and stock-based compensation), costs associated with sales and marketing activities, and allocated shared and other costs. Marketing activities include advertising, online lead generation, lead nurturing, customer and industry events, and the creation of industry-related content and collateral. Sales commissions and other incremental costs to acquire customers and grow adoption and utilization of our Value Added Services by our new and existing customers are deferred and then amortized on a straight-line basis over a period of benefit, which we have determined to be three years. We focus our sales and marketing efforts on generating awareness of our software solutions, creating sales leads, establishing and promoting our brands, and cultivating an educated community of successful and vocal customers.
Research and Product Development. Research and product development expense consists of personnel-related costs for our employees focused on research and product development (including salaries, performance-based compensation, benefits, and stock-based compensation), fees for third-party development resources, and allocated shared and other costs. Our research and product development efforts are focused on enhancing functionality and the ease of use of our existing software solutions by adding new core functionality, Value Added Services and other improvements, as well as developing new products and services for existing and adjacent markets. We capitalize our software development costs that meet the criteria for capitalization. Amortization of capitalized software development costs is included in depreciation and amortization expense.
General and Administrative. General and administrative expense consists of personnel-related costs for employees in our executive, finance, information technology, human resources, legal, compliance, corporate development and administrative organizations (including salaries, performance-based cash compensation, benefits, and stock-based compensation). In addition, general and administrative expense includes fees for third-party professional services (including audit, legal, compliance, tax, and consulting services), transaction costs related to business combinations and divestitures, regulatory fines and penalties, other corporate expenses, and allocated shared and other costs.
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
Other Income, Net. Other income, net includes the gain on sale of MyCase during fiscal year 2020, gain on sale of our equity-method investments, and gains and losses associated with the sale of property and equipment and investment securities.
Interest Income (Expense), Net. Interest expense includes interest paid on any outstanding borrowings. Interest income includes interest earned on investment securities, amortization and accretion of the premium and discounts paid from the purchase of investment securities, and interest earned on notes receivable and on cash deposited in our bank accounts.
Provision for Income Taxes. Provision for income taxes consists of federal and state income taxes in the United States.

Results of Operations for the Years Ended December 31, 2021 and 2020
The following table presents our results of operations for the periods presented in dollars (in thousands) and as a percentage of revenue:

	Year Ended December 31,
	2021		2020
	Amount	%	Amount	%
Consolidated Statements of Operations Data:
Revenue	$359,370	100.0%	$310,056	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)(1)	143,944	40.1	119,029	38.4
Sales and marketing(1)	73,200	20.4	58,445	18.8
Research and product development(1)	65,980	18.4	48,529	15.7
General and administrative(1)	57,279	15.9	47,480	15.3
Depreciation and amortization	30,845	8.6	26,790	8.6
Total costs and operating expenses	371,248	103.3	300,273	96.8
(Loss) income from operations	(11,878)	(3.3)	9,783	3.2
Other income, net	13,111	3.6	188,897	60.9
Interest income (expense), net	501	0.1	(1,849)	(0.6)
Income before provision for income taxes	1,734	0.5	196,831	63.5
Provision for income taxes	706	0.2	38,428	12.4
Net income	$1,028	0.3%	$158,403	51.1%
(1) The following table presents stock-based compensation expense included in each respective expense category:

	Year Ended December 31,
	2021		2020
	Amount	%	Amount	%
Stock-based compensation expense included in costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$2,024	0.6%	$1,506	0.5%
Sales and marketing	2,329	0.6	1,415	0.5
Research and product development	5,457	1.5	1,818	0.6
General and administrative	5,531	1.5	4,286	1.4
Total stock-based compensation expense	$15,341	4.3%	$9,025	2.9%

Revenue

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Core solutions	$105,148	$100,938	$4,210	4%
Value Added Services	241,289	195,146	46,143	24
Other	12,933	13,972	(1,039)	(7)
Total revenue	$359,370	$310,056	$49,314	16%
Revenue for the years ended December 31, 2021 and 2020, was $359.4 million and $310.1 million, respectively, an increase of $49.3 million, or 16%. This increase was primarily attributable to the growth in the number of property management customers and units under management utilizing our core solutions and Value Added Services. Revenue in 2020 includes $25.4 million attributable to MyCase. Excluding this amount, revenue derived from the real estate industry for the years ended December 31, 2021 and 2020 increased $74.7 million, or 26%.
Core solutions revenue derived from the real estate industry for the years ended December 31, 2021 and 2020 was $105.1 million and $86.5 million, respectively, an increase of $18.6 million or 22%. Value Added Services revenue derived from the real estate industry for the years ended December 31, 2021 and 2020 was $241.3 million and $184.2 million, respectively, an increase of $57.1 million or 31%. These increases in core solutions and Value Added Services revenue for the years ended December 31, 2021 and 2020 were mainly attributable to growth in our base of property management customers and growth in users of our subscription and usage-based services. During the twelve month period ended December 31, 2021, we experienced growth of 17% in the average number of property management units under management resulting from 9% growth in the average number of property management customers.
Our electronic payment services experienced increased adoption during the comparative periods as residents, property managers, owners and customers transacted more business online. Our tenant screening and risk mitigation services usage also increased during the comparative periods in line with the increase in units under management. A significant majority of our Value Added Services revenue comes directly and indirectly from the use of our electronic payment services, tenant screening services, and the risk mitigation services we make available to customers.
Cost of Revenue (Exclusive of Depreciation and Amortization)

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$143,944	$119,029	$24,915	21%
Percentage of revenue	40.1%	38.4%
Stock-based compensation, included above	$2,024	$1,506	$518	34%
Percentage of revenue	0.6%	0.5%
Cost of revenue (exclusive of depreciation and amortization) related to the real estate industry for the years ended December 31, 2021 and 2020 was $143.8 million and $109.7 million, respectively, an increase of $34.1 million, or 31%. For the years ended December 31, 2021 and 2020, expenditures to third-party service providers related to the delivery of our Value Added Services to the real estate industry increased $21.6 million, which was directly associated with the increased adoption and utilization of our Value Added Services, as evidenced by the $57.1 million increase in Value Added Services revenue to the real estate industry. Personnel-related costs, including performance-based compensation, necessary to support growth and key investments, increased $9.3 million. Allocated shared and other costs increased by $3.1 million primarily driven by an increase in software and other costs incurred in support of our overall growth.
As a percentage of revenue, cost of revenue (exclusive of depreciation and amortization) fluctuates primarily based on the mix of Value Added Services revenue in the period, given the varying percentage of revenue we pay to third-party service providers. For the year ended December 31, 2021, cost of revenue (exclusive of depreciation and amortization), as a percentage of revenue, increased to 40.0% from 38.5% for the year ended December 31, 2020. We expect the cost of revenues (exclusive of depreciation and amortization) for the year ending December 31, 2022, to increase as a percentage of revenue, as we expect expenditures to third-party service providers related to the delivery of our Value Added Services revenues to increase at a faster rate than total revenues as a result of a higher growth rate related to our Value Added Services revenues.

Sales and Marketing

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Sales and marketing	$73,200	$58,445	$14,755	25%
Percentage of revenue	20.4%	18.8%
Stock-based compensation, included above	$2,329	$1,415	$914	65%
Percentage of revenue	0.6%	0.5%
Sales and marketing expense related to the real estate industry for the years ended December 31, 2021 and 2020 was $73.1 million and $52.5 million, respectively, an increase of $20.6 million, or 39%. This increase was primarily due to a $12.6 million increase in personnel-related costs, including performance-based compensation, necessary to support growth and key investments in the business. Advertising and promotion costs increased by $6.3 million primarily due to increased advertising and promotion spending to support the growth and key investments in the business. In addition, there was an increase in allocated shared and other costs of $1.7 million primarily related to software and other costs incurred in support of our overall growth.
As a percentage of revenue, sales and marketing expense increased to 20.3% from 18.4% for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was due in part to lower advertising and promotion costs in 2020 as a result of fewer events and lower online marketing spend, as well as increased spend in 2021 to support our growth.

Research and Product Development

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Research and product development	$65,980	$48,529	$17,451	36%
Percentage of revenue	18.4%	15.7%
Stock-based compensation, included above	$5,457	$1,818	$3,639	200%
Percentage of revenue	1.5%	0.6%
Research and product development expense related to the real estate industry for the years ended December 31, 2021 and 2020 was $65.9 million and $43.8 million, respectively, an increase of $22.1 million, or 50%. This increase was the result of an increase in personnel-related costs, including performance based compensation, net of capitalized software development costs, of $20.5 million due to investments in headcount growth within our research and product development organization. Allocated shared and other costs increased $1.6 million primarily related to software and other costs to support our growth.
General and Administrative

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
General and administrative	$57,279	$47,480	$9,799	21%
Percentage of revenue	15.9%	15.3%
Stock-based compensation, included above	$5,531	$4,286	$1,245	29%
Percentage of revenue	1.5%	1.4%

General and administrative expense related to the real estate industry and general corporate overhead expenses for the years ended December 31, 2021 and 2020 was $57.3 million and $46.1 million, respectively, an increase of $11.2 million, or 24%. The increase in general and administrative expense was primarily due to a $14.3 million increase in personnel-related costs for investments in headcount and an increase of $4.1 million in allocated shared and other costs for professional fees, education and training, insurance, software and other costs to support our growth. These increases were offset by a $1.9 million insurance recovery related to our previously disclosed settlement with the Federal Trade Commission (the "FTC") and a decrease in legal costs of $5.3 million related to our $4.3 million settlement with the FTC and a decrease in legal fees of $1.0 million related to the MyCase Transaction during the year ended December 31, 2020.
Depreciation and Amortization

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Depreciation and amortization	$30,845	$26,790	$4,055	15%
Percentage of revenue	8.6%	8.6%
Depreciation and amortization expense related to the real estate industry for the years ended December 31, 2021 and 2020 was $30.8 million and $25.0 million, respectively, an increase of $5.8 million, or 23%. The increase in depreciation and amortization expense was primarily due to increased amortization expense associated with higher accumulated capitalized software development balances.
Other Income, net

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Other income, net	$13,111	$188,897	$(175,786)	*
Percentage of revenue	3.6%	60.9%
*Percentage not meaningful
Other income, net for the years ended December 31, 2021 and 2020 was $13.1 million and $188.9 million, respectively, a decrease of $175.8 million. The decrease in other income, net was primarily due to the gain of $187.6 million associated with the MyCase Transaction in September 2020. The decrease was offset by a gain of $12.8 million related to the sale of our investment in SecureDocs, a portion of which relates to the recovery of a $2.0 million note receivable which had been previously reserved.
Provision for Income Taxes

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Provision for income taxes	$706	$38,428	$(37,722)	*
Percentage of revenue	0.2%	12.4%
*Percentage not meaningful

For the year ended December 31, 2021, we recorded income tax expense of $0.7 million. The effective tax rate as compared to the U.S. federal statutory rate of 21% differs primarily due to the significance of the benefits associated with stock-based compensation expense, research and development tax credits, and the change in the valuation allowance against deferred taxes.
For the year ended December 31, 2020 we recorded an income tax expense of $38.4 million. The tax provision for the year ended December 31, 2020 includes tax expense of $51.3 million relating to the MyCase Transaction which includes $52.3 million of current tax expense on the gain on the sale of MyCase, less a $1.0 million benefit on the reversal of deferred tax liabilities relating to MyCase. For tax purposes, we filed an election to treat the transaction as a sale of assets. As such, the tax impact takes into consideration the tax basis of the assets on the date of sale and the availability of net operating losses and research and development tax credits. The effective tax rate as compared to the U.S. federal statutory rate of 21% differs primarily due to state income taxes and the benefits associated with stock-based compensation expense and research and development tax credits.
Liquidity and Capital Resources
Our principal sources of liquidity continue to be composed of our cash, cash equivalents, and investment securities, as well as cash flows generated from our operations. At December 31, 2021, our cash and cash equivalents and investment securities had an aggregate balance of $183.5 million. We have financed our operations primarily through cash generated from operations. We believe that our existing cash and cash equivalents, investment securities, and cash generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.
Capital Requirements
Our future capital requirements will depend on many factors, including continued market acceptance of our software solutions, changes in the number of our customers, adoption and utilization of our Value Added Services by new and existing customers, the timing and extent of the introduction of new core functionality, products and Value Added Services, the timing and extent of our expansion into new or adjacent markets, the timing and extent of our investments across our organization, and the impact of the COVID-19 pandemic (and other actual or potential events outside of our control) on the customers we serve and on our business. Non-cancelable purchase commitments for business operations total $13.2 million as of December 31, 2021, due primarily over the next 3 years. Operating lease obligations totaling $66.6 million associated with leased facilities and have varying maturities with $24.3 million due over the next five years. In addition, we have in the past entered into, and may in the future enter into, arrangements to acquire or invest in new technologies or markets adjacent to those we serve today. Furthermore, our Board of Directors has authorized our management to repurchase up to $100.0 million of shares of our Class A common stock from time to time. To date, we have repurchased $4.2 million of our Class A common stock under the Share Repurchase Program. For additional information regarding our Share Repurchase Program, refer to Note 11, Stockholders' Equity.
Cash Flows
The following table presents our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020
Net cash provided by operating activities	$35,391	$48,299
Net cash (used in) provided by investing activities	(110,459)	146,511
Net cash used in financing activities	(7,348)	(70,358)
Net (decrease) increase in cash and cash equivalents	$(82,416)	$124,452
Cash Provided by Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our core solutions and Value Added Services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
For the year ended December 31, 2021, cash provided by operating activities was $35.4 million resulting from income of $1.0 million, non-cash charges of $36.7 million and a net decrease in our operating assets and liabilities of $2.4 million. The non-cash charges primarily consist of $29.0 million of depreciation and amortization costs, stock-based compensation expense, including as amortized, of $17.2 million, a decrease in deferred taxes of $0.3 million, and $3.2 million of amortization of operating lease right-of-use ("ROU") assets. The net decrease in our operating assets and liabilities was mostly attributable to a $9.0 million decrease in income taxes payable primarily driven by income taxes paid due to the MyCase Transaction, a $2.2 million increase in prepaid expenses and other current assets primarily attributable to increases in tenant improvement allowance receivable, deferred commission costs and prepaid expenses to support our overall growth, a $2.1 million increase in accounts receivable primarily driven by growth of our Value Added Services, and a $1.8 million decrease in accrued expenses which was primarily due to a $4.3 million legal expense accrued during the year ended December 31, 2020 and paid in the three months ended March 31, 2021 related to our settlement with the FTC. These decreases were partially offset by an $11.3 million increase in accrued employee expenses-current primarily due to an increase in short-term incentive compensation, an increase in payroll expense and accrued paid time off due to an increase in headcount, a $1.3 million increase in operating lease liabilities, a $0.6 million increase in accrued employee expenses-noncurrent due to an increase in accrued long-term management bonuses, and a $0.5 million increase in accounts payable.
For the year ended December 31, 2020, cash provided by operating activities was $48.3 million resulting from our net income of $158.4 million, adjusted by the gain related to the MyCase Transaction of $187.7 million, non-cash charges of $68.6 million and a net increase in our operating assets and liabilities of $8.9 million. The non-cash charges primarily consist of a decrease in deferred taxes of $29.0 million, depreciation and amortization costs of $25.5 million, stock-based compensation expense, including as amortized, of $10.3 million, and amortization of operating lease right-of-use assets of $3.7 million. The net increase in our operating assets and liabilities was mostly attributable to a $9.4 million increase in other liabilities primarily driven by income taxes payable due to the MyCase Transaction, a $6.9 million increase in accrued expenses which includes a $4.3 million accrual related to legal loss reserves, a $2.8 million increase in accrued employee expenses related to an overall increase in personnel-related costs, and a $0.5 million increase in deferred revenue. These increases were partially offset by a $2.8 million increase in accounts receivable primarily driven by growth of our Value Added Services, an increase in prepaid expenses and other current assets of $5.9 million primarily driven by an increase in prepaid expenses to support the growth in our business, an increase in deposits held with a third party related to requirements to maintain collateral for our risk mitigation services, and an increase in deferred costs, and a $0.9 million decrease in accounts payable due to timing of payments.
Cash (Used in) Provided by Investing Activities
Cash (used in) provided by investing activities is generally composed of purchases of investment securities, maturities and sales of investment securities, purchases of property and equipment, and additions to capitalized software development.
For the year ended December 31, 2021, investing activities used $110.5 million in cash primarily due to purchases of investment securities of $241.2 million, capitalized software development costs of $24.6 million and capital expenditures of $8.1 million to purchase property and equipment for the continued growth and expansion of our business. These uses of cash were partially offset by maturities and sales of investment securities of $107.4 million and $43.2 million, respectively, and proceeds from the sale of our equity-method investment of $12.5 million.
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
Cash Used in Financing Activities
Cash used in financing activities is generally comprised of net share settlements for employee tax withholdings associated with the vesting of restricted stock units ("RSUs"), the payment of contingent consideration under acquisition arrangements, activities associated with our former credit facility, activities related to the repurchase of our Class A common stock offset by proceeds from the exercise of stock options.
For the year ended December 31, 2021, financing activities used $7.3 million in cash primarily as a result of net share settlements for employee tax withholdings associated with the vesting of RSUs of $10.0 million, offset by proceeds from stock option exercises of $2.6 million.
For the year ended December 31, 2020, financing activities used $70.4 million in cash primarily as a result of the payment of all outstanding amounts due under the former credit facility of $99.6 million, net share settlements for employee tax withholdings associated with the vesting of RSUs of $12.2 million, payment of contingent consideration related to the 2019 acquisition of Dynasty Marketplace, Inc. of $6.0 million, and the repurchase of outstanding shares of Class A common stock in the amount of $4.2 million. These uses of cash were partially offset by proceeds from the Revolving Facility of $50.8 million.
Off-Balance Sheet Arrangements
At December 31, 2021, we did not have any off-balance sheet arrangements.

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
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
Investment Securities
At December 31, 2021, we had cash and cash equivalents of $57.8 million consisting of bank deposits and money market funds, and $125.7 million of investment securities consisting of United States government agency securities, corporate bonds and treasury securities. The primary objective of investing in securities is to support our liquidity and capital needs. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
Our investment securities are exposed to market risk due to interest rate fluctuations. While fluctuations in interest rates do not impact our interest income from our investment securities as all of these securities have fixed interest rates, changes in interest rates may impact the fair value of the investment securities. Since our investment securities are held as available for sale, all changes in fair value impact our other comprehensive income unless an investment security is considered impaired in which case changes in fair value are reported in other expense. As of December 31, 2021, a hypothetical 100 basis point decrease in interest rates would have resulted in an increase in the fair value of our investment securities of approximately $0.7 million, and a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investment securities of approximately $1.2 million. This estimate is based on a sensitivity model which measured an instant change in interest rates by 100 basis points as of December 31, 2021.
Inflation Risk
We do not believe that inflation has had a material effect on our business. However, if our costs, in particular personnel, sales and marketing and hosting costs, were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, operating results and financial condition.
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
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AppFolio, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of AppFolio, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Uncertain Tax Positions

As described in Notes 2 and 13 to the consolidated financial statements, the Company has recorded reserves for unrecognized tax benefits from uncertain tax positions of $7.8 million as of December 31, 2021. Judgment is required to measure the amount of tax benefits that can be recognized associated with uncertain tax positions. Management recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized.

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
February 28, 2022

We have served as the Company’s auditor since 2012.

APPFOLIO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$57,847	$140,263
Investment securities—current	64,600	28,256
Accounts receivable, net	12,595	10,057
Prepaid expenses and other current assets	23,553	20,777
Total current assets	158,595	199,353
Investment securities—noncurrent	61,076	6,770
Property and equipment, net	30,479	26,439
Operating lease right-of-use assets	41,710	30,561
Capitalized software development costs, net	41,212	35,459
Goodwill	56,147	56,147
Intangible assets, net	11,711	16,357
Deferred income taxes—noncurrent	—	12,181
Other long-term assets	7,087	6,213
Total assets	$408,017	$389,480
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,704	$1,040
Accrued employee expenses—current	30,065	18,888
Accrued expenses	13,284	14,069
Deferred revenue	2,512	2,262
Income tax payable	136	9,095
Other current liabilities	4,941	4,451
Total current liabilities	52,642	49,805
Accrued employee expenses—noncurrent	583	—
Operating lease liabilities	55,733	40,146
Deferred income taxes—noncurrent	1,678	13,609
Total liabilities	110,636	103,560
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000 shares authorized and no shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value, 250,000 shares authorized as of December 31, 2021 and December 31, 2020; 19,836 and 19,148 shares issued as of December 31, 2021 and December 31, 2020, respectively; 19,417 and 18,729 shares outstanding as of December 31, 2021 and December 31, 2020, respectively	2	2
Class B common stock, $0.0001 par value, 50,000 shares authorized as of December 31, 2021 and December 31, 2020; 15,408 and 15,659 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	171,930	161,247
Accumulated other comprehensive (loss) income	(194)	56
Treasury stock, at cost, 419 shares of Class A common stock as of December 31, 2021 and December 31, 2020	(25,756)	(25,756)
Retained earnings	151,397	150,369
Total stockholders’ equity	297,381	285,920
Total liabilities and stockholders’ equity	$408,017	$389,480
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue	$359,370	$310,056	$256,012
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	143,944	119,029	101,642
Sales and marketing	73,200	58,445	51,528
Research and product development	65,980	48,529	39,508
General and administrative	57,279	47,480	34,478
Depreciation and amortization	30,845	26,790	22,395
Total costs and operating expenses	371,248	300,273	249,551
(Loss) income from operations	(11,878)	9,783	6,461
Other income, net	13,111	188,897	16
Interest income (expense), net	501	(1,849)	(1,654)
Income before provision for (benefit from) income taxes	1,734	196,831	4,823
Provision for (benefit from) income taxes	706	38,428	(31,459)
Net income	$1,028	$158,403	$36,282
Net income per common share:
Basic	$0.03	$4.62	$1.07
Diluted	$0.03	$4.44	$1.02
Weighted average common shares outstanding:
Basic	34,578	34,264	34,016
Diluted	35,701	35,713	35,567
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$1,028	$158,403	$36,282
Other comprehensive (loss) income:
Changes in unrealized (losses) gains on investment securities	(250)	23	211
Comprehensive income	$778	$158,426	$36,493
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

						Accumulated		Retained
					Additional	Other		Earnings/
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	(Accumulated
	Class A		Class B		Capital	(Loss) Income	Stock	Deficit)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	15,789	$2	18,109	$2	$157,898	$(178)	$(21,562)	$(44,316)	$91,846
Exercise of stock options	120	—	—	—	553	—	—	—	553
Stock-based compensation	—	—	—	—	8,985	—	—	—	8,985
Vesting of restricted stock units, net of shares withheld for taxes	123	—	—	—	(5,933)	—	—	—	(5,933)
Vesting of early exercised shares	—	—	—	—	6	—	—	—	6
Conversion of Class B stock to Class A stock	515	—	(515)	—	—	—	—	—	—
Issuance of restricted stock awards	5	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	211	—	—	211
Repurchase of common stock	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	36,282	36,282
Balance at December 31, 2019	16,552	2	17,594	2	161,509	33	(21,562)	(8,034)	131,950
Exercise of stock options	106	—	13	—	822	—	—	—	822
Stock-based compensation	—	—	—	—	11,112	—	—	—	11,112
Vesting of restricted stock units, net of shares withheld for taxes	166	—	—	—	(12,196)	—	—	—	(12,196)
Vesting of early exercised shares	—	—	—	—	—	—	—	—	—
Conversion of Class B stock to Class A stock	1,948	—	(1,948)	—	—	—	—	—	—
Issuance of restricted stock awards	5	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	23	—	—	23
Repurchase of common stock	(48)	—	—	—	—	—	(4,194)	—	(4,194)
Net income	—	—	—	—	—	—	—	158,403	158,403
Balance at December 31, 2020	18,729	2	15,659	2	161,247	56	(25,756)	150,369	285,920
Exercise of stock options	238	—	84	—	2,614	—	—	—	2,614
Stock-based compensation	—	—	—	—	18,031	—	—	—	18,031
Vesting of restricted stock units, net of shares withheld for taxes	111	—	—	—	(9,962)	—	—	—	(9,962)
Conversion of Class B stock to Class A stock	335	—	(335)	—	—	—	—	—	—
Issuance of restricted stock awards	4	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(250)	—	—	(250)
Net income	—	—	—	—	—	—	—	1,028	1,028
Balance at December 31, 2021	19,417	$2	15,408	$2	$171,930	$(194)	$(25,756)	$151,397	$297,381
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash from operating activities
Net income	$1,028	$158,403	$36,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,032	25,507	21,639
Amortization of operating lease right-of-use assets	3,199	3,701	4,130
Deferred income taxes	250	29,002	(31,455)
Stock-based compensation, including as amortized	17,154	10,308	8,065
Gain on sale of business	(380)	(187,658)	—
Gain on sale of equity-method investment and recovery of note receivable	(12,767)	—	—
Other	249	125	32
Changes in operating assets and liabilities:
Accounts receivable	(2,103)	(2,782)	(2,031)
Prepaid expenses and other current assets	(2,168)	(5,894)	(4,031)
Other assets	(1,259)	(519)	1,376
Accounts payable	497	(903)	511
Accrued employee expenses—current	11,264	2,799	4,542
Accrued expenses	(1,773)	6,878	55
Deferred revenue	(186)	530	1,193
Income tax payable	(8,959)	9,095	292
Accrued employee expenses—noncurrent	583	—	—
Operating lease liabilities	1,268	(564)	(2,662)
Other liabilities	462	271	949
Net cash provided by operating activities	35,391	48,299	38,887
Cash from investing activities
Purchases of available-for-sale investments	(241,215)	(43,877)	(25,198)
Proceeds from sales of available-for-sale investments	43,198	16,711	2,750
Proceeds from maturities of available-for-sale investments	107,354	27,330	15,660
Purchases of property, equipment and intangible assets	(8,103)	(19,038)	(8,084)
Capitalization of software development costs	(24,615)	(26,042)	(20,998)
Cash paid in business acquisition, net of cash acquired	—	—	(54,004)
Proceeds from sale of business, net of cash divested	402	191,427	—
Proceeds from sale of equity-method investment and recovery of note receivable	12,520	—	—
Net cash (used in) provided by investing activities	(110,459)	146,511	(89,874)
Cash from financing activities
Proceeds from stock option exercises	2,614	822	553
Tax withholding for net share settlement	(9,962)	(12,196)	(6,155)
Payment of contingent consideration	—	(5,977)	—
Proceeds from issuance of debt	—	50,752	2,169
Principal payments on debt	—	(99,565)	(3,419)
Payment of debt issuance costs	—	—	(420)
Purchase of treasury stock	—	(4,194)	—
Net cash used in financing activities	(7,348)	(70,358)	(7,272)

Net (decrease) increase in cash and cash equivalents	(82,416)	124,452	(58,259)
Cash, cash equivalents and restricted cash
Beginning of period	140,699	16,247	74,506
End of period	$58,283	$140,699	$16,247
APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$1,815	$2,169
Cash paid for income taxes	9,324	85	545
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	1,618	2,198	5,007
Right-of-use assets obtained in exchange for operating lease liabilities	11,945	6,644	14,986

Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$1,526	$370	$3,447
Capitalization of software development costs included in accrued expenses and accrued employee expenses	296	383	1,187
Stock-based compensation capitalized for software development	877	804	1,844
Purchase consideration for acquisitions included in other current liabilities	—	—	5,977

    The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total of the same such amounts shown above (in thousands):

	December 31,
	2021	2020	2019
Cash and cash equivalents	$57,847	$140,263	$15,813
Restricted cash included in other assets	436	436	434
Total cash, cash equivalents and restricted cash	$58,283	$140,699	$16,247

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
1. Nature of Business
AppFolio, Inc. (the "Company," "we," "us" or "our") is a leading provider of cloud business management solutions for the real estate industry. Our solutions enable our customers to digitally transform their businesses, automate and streamline critical business operations and deliver a better customer experience. We were founded in 2006 with the vision to revolutionize vertical industry businesses by providing great software and services. Our mission is even more relevant today, digital transformation is effectively a requirement for business success in the modern world, and the way we work and live today requires powerful software solutions to enable a more seamless experience.
During the years ended December 31, 2020 and 2019, we also provided cloud-based solutions and services to the legal industry via MyCase, a solution primarily designed for small and mid-sized law firms. As previously disclosed, we completed our divestiture of MyCase, Inc. on September 30, 2020. For additional details, see Note 3, Divestitures.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Reclassification
We reclassified certain amounts in our Consolidated Statements of Cash Flows within the cash flows from operating activities section in the prior year to conform to the current year's presentation.
Principles of Consolidation
The accompanying Consolidated Financial Statements include the operations of AppFolio, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Our investment in SecureDocs, Inc. (“SecureDocs”) is accounted for under the equity method of accounting as we have the ability to exert significant influence, but do not control and are not the primary beneficiary of the entity. Our investment in SecureDocs is not material and any income (loss) activity is not material individually or in the aggregate to our Consolidated Financial Statements for any period presented. In December 2021, we sold our interest in SecureDocs. Refer to Note 4, Investments for additional information.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue, expenses, other income, and provision for income taxes during the reporting period. Assets and liabilities which are subject to judgment and use of estimates include the fair value of financial instruments, capitalized software development costs, period of benefit associated with deferred costs, incremental borrowing rate used to measure operating lease liabilities, the recoverability of goodwill and long-lived assets, income taxes, useful lives associated with property and equipment and intangible assets, contingencies, assumptions underlying performance-based compensation (whether cash or stock-based), and valuation and assumptions underlying stock-based compensation and other equity instruments. Actual results could differ from those estimates and any such differences may have a material impact on our Consolidated Financial Statements.
Segment Information
Our chief operating decision maker reviews financial information presented on an aggregated and consolidated basis, together with revenue information for our core solutions, Value Added Services, and other service offerings, principally to make decisions about how to allocate resources and to measure our performance. Accordingly, we have determined that we have one reportable and operating segment.
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
Concentrations of credit risk with respect to accounts receivable and revenue are limited due to a large, diverse customer base. No individual customer represented 10% or more of accounts receivable at December 31, 2021 and 2020 or revenue for the years ended December 31, 2021, 2020 and 2019.
Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We use a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:
Level 1 - Quoted prices in active markets for identical assets or liabilities.
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, in the marketplace.
Level 3 - Unobservable inputs that are supported by little or no market activity.
Cash, Cash Equivalents and Restricted Cash
We consider all highly liquid investments, readily convertible to cash, and which have a remaining maturity date of three months or less at the date of purchase, to be cash equivalents. Cash and cash equivalents are recorded at fair value and consist primarily of bank deposits and money market funds.
Investment Securities
Our investment securities currently consist of corporate bonds, United States government agency securities and treasury securities. We classify investment securities as available-for-sale at the time of purchase and reevaluate such classification at each balance sheet date. All investments are recorded at estimated fair value and investments with original maturities of less than one year at the time of purchase are classified as short-term. Unrealized gains and losses for available-for-sale investment securities are included in accumulated other comprehensive income, a component of stockholders' equity.
For available-for-sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through income. For securities in an unrealized loss position that do not meet these criteria, we evaluate whether the decline in fair value has resulted from credit loss or other factors. If this assessment indicates a credit loss exists, the credit-related portion of the loss is recorded as an allowance for losses on the security. No allowance for credit losses for available-for-sale investment securities was recorded as of December 31, 2021 and 2020.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. The allowance for credit losses is based on historical loss experience, the number of days that receivables are past due, and an evaluation of the potential risk of loss associated with delinquent accounts. Accounts receivable considered uncollectible are charged against the allowance for credit losses when identified. We do not have any off-balance sheet credit exposure related to our customers. At December 31, 2021 and 2020, our allowance for credit losses was not material.
Property and Equipment
Property and equipment is stated at cost net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of assets as follows:

Asset Type	Depreciation Period
Computer equipment	3 years
Furniture and fixtures	7 years
Office equipment	3 to 5 years
Leasehold improvements	Shorter of remaining life of lease or asset life
Leases
We determine if an arrangement is a lease at inception. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments, over the lease term at commencement date. As none of our leases provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU assets also include any lease payments made to the lessor before or at the lease commencement date and excludes lease incentives received and initial direct costs incurred. Our lease terms may include options to extend the lease when it is reasonably certain that we will exercise that option.
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
Goodwill and Intangible Assets
Goodwill is tested for impairment at least annually at the reporting unit level or at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A qualitative assessment is performed to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent that the reporting unit’s carrying value exceeds its fair value.
We test for goodwill impairment annually during the fourth quarter of the calendar year. Based on the assessment performed at November 1, 2021, we determined it was unlikely that our reporting unit fair value was less than its carrying value and no quantitative impairment test assessment was required. No impairment losses were recorded for goodwill during the years ended December 31, 2021, 2020 and 2019.
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
Impairment of Long-Lived Assets
We assess the recoverability of our long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable or that the useful lives of those assets are no longer appropriate. An impairment charge would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. There were no impairment charges related to the identified long-lived assets for the years ended December 31, 2021, 2020 and 2019.
Revenue Recognition
We generate revenue from our customers primarily for subscriptions to access our core solutions and Value Added Services. Revenue is recognized upon transfer of control of promised services in an amount that reflects the consideration we expect to receive in exchange for those services. We enter into contracts that can include various combinations of services, which are generally capable of being distinct, distinct within the context of the contract, and accounted for as separate performance obligations. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less. We recognize revenue in proportion to the amount we have the right to invoice for certain core solutions and Value Added Services revenue, as that amount corresponds directly with our performance completed to date. Refer to Note 14, Revenue and Other Information for the disaggregated breakdown of revenue between Core solutions, Value Added Services and Other revenue.

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
Value Added Services
We charge our customers on a subscription or usage basis for our Value Added Services. Subscription-based fees are charged on a per-unit basis. We typically invoice our customers for subscription-based services in monthly installments, in advance of the subscription period. We recognize revenue for subscription-based services over time on a straight-line basis over the contract term beginning on the date that our service is made available to the customer. Usage-based fees are charged either as a percentage of the transaction amount (e.g., for certain of our electronic payment services) or on a flat fee per transaction basis with no minimum usage commitments (e.g., for our tenant screening and risk mitigation services). We recognize revenue for usage-based services in the period the service is rendered. Our electronic payments services fees are recorded gross of the interchange and payment processing related fees. We generally invoice our customers for usage-based services on a monthly basis for services rendered in the preceding month. In addition, some subscription or usage-based Value Added Services, such as fees for electronic payment services, are paid by either our customers or clients of our customers at the time the services are rendered.
We work with third-party partners to provide certain of our Value Added Services. For these Value Added Services, we evaluate whether we are the principal, and report revenue on a gross basis, or the agent, and report revenue on a net basis. In this assessment we consider if we obtain control of the specified services before they are transferred to the customer, as well as other indicators such as whether we are the party primarily responsible for fulfillment, and whether we have discretion in establishing price.
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
Deferred Revenue
We record deferred revenue when cash payments are received in advance of our performance. During the twelve months ended December 31, 2021 and 2020, we recognized revenue of $2.2 million and $4.5 million, respectively, that were included in the deferred revenue balances at December 31, 2020 and 2019, respectively.
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
Deferred costs were $12.4 million and $10.3 million at December 31, 2021 and 2020, respectively, of which $6.4 million and $5.5 million, respectively, are included in Prepaid expenses and other current assets and $6.0 million and $4.8 million, respectively, are included in Other assets in the accompanying Consolidated Balance Sheets. Amortization expense for deferred costs was $6.8 million, $5.8 million, and $4.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. For the years ended December 31, 2021 and 2020, no impairments were identified in relation to the costs capitalized for the periods presented.

Cost of Revenue
Many of our Value Added Services are facilitated by third-party service providers. Cost of revenue paid to these third-party service providers includes the cost of electronic interchange and payment processing related services to support our electronic payments services, the cost of credit reporting services for our tenant screening services, and various costs associated with our risk mitigation service providers. These third-party costs vary both in amount and as a percent of revenue for each Value Added Service offering. Cost of revenue also consists of personnel-related costs for our employees focused on customer service and the support of our operations (including salaries, performance-based compensation, benefits, and stock-based compensation), platform infrastructure costs (such as data center operations and hosting-related costs), and allocated shared and other costs. Cost of revenue excludes depreciation of property and equipment, amortization of capitalized software development costs and amortization of intangible assets.
Sales and Marketing
Sales and marketing expense consists of personnel-related costs (including salaries, sales commissions, performance-based compensation, benefits, and stock-based compensation) for our employees focused on sales and marketing, costs associated with sales and marketing activities, and allocated shared and other costs. Marketing activities include advertising, online lead generation, lead nurturing, customer and industry events, and the creation of industry-related content and collateral. Sales commissions and other incremental costs to acquire customers and grow adoption and utilization of our Value Added Services by our new and existing customers are deferred and then amortized on a straight-line basis over a period of benefit, which we have determined to be three years. We focus our sales and marketing efforts on generating awareness of our software solutions, creating sales leads, establishing and promoting our brands, and cultivating an educated community of successful and vocal customers. Advertising expenses were $9.4 million, $7.0 million and $5.8 million for each of the years ended December 31, 2021, 2020 and 2019, respectively, and are expensed as incurred.
Research and Product Development
Research and product development expense consists of personnel-related costs (including salaries, performance-based compensation, benefits, and stock-based compensation) for our employees focused on research and product development, fees for third-party development resources, and allocated shared and other costs. Our research and product development efforts are focused on enhancing functionality and the ease of use of our existing software solutions by adding new core functionality, Value Added Services and other improvements, as well as developing new products and services for new and existing markets. We capitalize our software development costs which meet the criteria for capitalization. Amortization of capitalized software development costs is included in depreciation and amortization expense.
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
Stock-Based Compensation
We recognize stock-based compensation expense for restricted stock awards ("RSAs") and restricted stock units ("RSUs") with only service conditions on a straight-line basis over the requisite service period. For RSUs with both service and performance conditions (performance-based RSUs or performance share units ("PSUs")), compensation cost is recorded on a graded-vesting method, if it is probable that the performance condition will be achieved. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSUs that are probable of vesting. PSUs will vest upon achievement of the relevant performance metric once such calculation is reviewed and approved by our Board of Directors. We estimate a forfeiture rate to calculate our stock-based compensation expense for our stock-based awards.
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
Net Income per Common Share
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
Net income per common share was the same for shares of our Class A and Class B common stock because they are entitled to the same liquidation and dividend rights and are therefore combined in the table below. The following table presents a reconciliation of the weighted average number of shares of our Class A and Class B common stock used to compute net income per common share (in thousands):

	Year Ended December 31,
	2021	2020	2019
Weighted average common shares outstanding	34,583	34,269	34,020
Less: Weighted average unvested restricted shares subject to repurchase	5	5	4
Weighted average common shares outstanding; basic	34,578	34,264	34,016

Weighted average common shares outstanding; basic	34,578	34,264	34,016
Plus: Weighted average options, restricted stock units and restricted shares used to compute diluted net income per common share	1,123	1,449	1,551
Weighted average common shares outstanding; diluted	35,701	35,713	35,567
For the years ended December 31, 2021, 2020 and 2019, an aggregate of 181,000, 79,000 and 187,000 shares, respectively, underlying performance-based stock options and PSUs were not included in the computations of diluted and anti-dilutive shares as they are considered contingently issuable upon satisfaction of pre-defined performance measures and their respective performance measures have not been met. RSUs with an anti-dilutive effect were excluded from the calculation of weighted average number of shares used to compute diluted net income per common share and they were not material for the years ended December 31, 2021, 2020 and 2019.
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

Recent Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, "Revenue from Contracts with Customers," as if the acquirer had originated the contracts. ASU 2021-08 is effective for fiscal years and interim reporting periods within those fiscal years beginning after December 15, 2022. We will adopt ASU 2021-08 on January 1, 2023 on a prospective basis to business combinations that occur on or after the adoption date. The Company is currently evaluating the effect, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows and disclosures.
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
We recognized a pre-tax gain on the sale of $188.0 million on the MyCase Transaction, consisting of cash proceeds of $192.2 million, less net assets divested of $4.6 million, plus an adjustment in the employee retention bonus pool of $0.4 million. Net assets divested is primarily comprised of capitalized software of $3.9 million, deferred revenue of $2.8 million and goodwill allocated to MyCase of $2.3 million. The gain on the sale was recorded within Other income, net. Income received during the twelve months ended December 31, 2021 and 2020 in relation to the transition services provided by us to MyCase was $2.4 million and $1.1 million, respectively, and is included within Other income, net in our Consolidated Statements of Operations.

4. Investments and Fair Value Measurements
Investment Securities
Investment securities classified as available-for-sale consisted of the following at December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$29,080	$—	$(11)	$29,069
Agency securities	19,753	—	(27)	19,726
Treasury securities	77,108	2	(229)	76,881
Total available-for-sale investment securities	$125,941	$2	$(267)	$125,676

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Agency securities	$17,104	$29	$(1)	$17,132
Treasury securities	17,847	47	—	17,894
Total available-for-sale investment securities	$34,951	$76	$(1)	$35,026
At December 31, 2021 and 2020, the contractual maturities of our investments did not exceed 36 months. The fair values of available-for-sale investments, by remaining contractual maturity, are as follows (in thousands):

	December 31, 2021		December 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$64,627	$64,600	$28,197	$28,256
Due after one year through three years	61,314	61,076	6,754	6,770
Total available-for-sale investment securities	$125,941	$125,676	$34,951	$35,026
During the years ended December 31, 2021 and 2020, we had sales and maturities (which include calls) of investment securities, as follows (in thousands):

	Year Ended December 31, 2021
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$—	$—	$—	$39,075
Agency securities	—	—	—	11,575
Treasury securities	6	—	43,198	56,704
	$6	$—	$43,198	$107,354

	Year Ended December 31, 2020
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$6	$—	$4,006	$5,600
Agency securities	25	—	7,878	1,900
Treasury securities	4	(2)	4,827	19,830
	$35	$(2)	$16,711	$27,330

SecureDocs
In December 2021, we sold all of our interest in SecureDocs. A gain of $12.8 million was recognized within Other income, net in our Consolidated Statements of Operations, a portion of which relates to the recovery of a $2.0 million note receivable which had been previously reserved.
Fair Value Measurements
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2021 and 2020, by level within the fair value hierarchy (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$6,105	$—	$—	$6,105
Available-for-sale investment securities:
Corporate bonds	—	29,069	—	29,069
Agency securities	—	19,726	—	19,726
Treasury securities	76,881	—	—	76,881
Total	$82,986	$48,795	$—	$131,781

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$4,749	$—	$—	$4,749
Treasury securities	97,433	—	—	97,433
Available-for-sale investment securities:
Agency securities	—	17,132	—	17,132
Treasury securities	17,894	—	—	17,894
Total	$120,076	$17,132	$—	$137,208
The carrying amounts of cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.
There were no changes to our valuation techniques used to measure asset and liability fair values on a recurring basis during the year ended December 31, 2021. The valuation techniques for the financial assets in the tables above are as follows:
Cash Equivalents
At December 31, 2021 and 2020, cash equivalents include cash invested in money market funds and treasury securities with a maturity of three months or less. Fair value is based on market prices for identical assets.
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

5. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2021	2020
Computer equipment	$4,884	$4,597
Furniture and fixtures	5,167	6,021
Office equipment	3,285	3,324
Leasehold improvements	22,679	22,952
Construction in process	5,227	617
Gross property and equipment	41,242	37,511
Less: Accumulated depreciation	(10,763)	(11,072)
Total property and equipment, net	$30,479	$26,439
Depreciation expense for property and equipment totaled $4.7 million, $4.0 million, and $3.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
6. Capitalized Software Development Costs, net
Capitalized software development costs, net were as follows (in thousands):

	December 31,
	2021	2020
Capitalized software development costs, gross	$115,377	$96,974
Less: Accumulated amortization	(74,165)	(61,515)
Capitalized software development costs, net	$41,212	$35,459
Capitalized software development costs were $27.2 million, $27.3 million and $23.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization expense with respect to software development costs totaled $21.5 million, $17.9 million and $14.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. During the year ended December 31, 2021, we disposed of $8.8 million of fully amortized capitalized software development costs.
Future amortization expense with respect to capitalized software development costs at December 31, 2021 is estimated as follows (in thousands):

Years Ending December 31,
2022	$21,552
2023	13,740
2024	5,617
2025	303
Total amortization expense	$41,212

7. Intangible Assets, net
Intangible assets, net consisted of the following (in thousands, except years):

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$2,840	$(2,006)	$834	5.0
Database	8,330	(2,620)	5,710	10.0
Technology	6,539	(5,107)	1,432	4.0
Trademarks and trade names	1,890	(1,128)	762	5.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	7,400	(4,444)	2,956	5.0
Domain names	90	(75)	15	5.0
Patents	252	(250)	2	5.0
Total intangible assets, net	$28,021	$(16,310)	$11,711	6.3

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$2,840	$(1,550)	$1,290	5.0
Database	8,330	(1,787)	6,543	10.0
Technology	6,539	(3,641)	2,898	4.0
Trademarks and trade names	1,890	(732)	1,158	5.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	7,400	(2,964)	4,436	5.0
Domain names	90	(70)	20	5.0
Patents	252	(240)	12	5.0
Total intangible assets, net	$28,021	$(11,664)	$16,357	6.3
Amortization expense with respect to intangible assets totaled $4.6 million, $4.9 million and $5.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Future amortization expense with respect to intangible assets is estimated as follows (in thousands):

Years Ending December 31,
2022	$4,605
2023	3,060
2024	835
2025	833
2026	833
Thereafter	1,545
Total amortization expense	$11,711

8. Accrued Employee Expenses
Accrued employee expenses consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued vacation	$10,675	$8,277
Accrued bonuses	13,101	5,638
Accrued commissions	2,048	1,995
Accrued payroll	3,068	1,921
Accrued payroll taxes and other	1,173	1,057
Total accrued employee expenses—current	$30,065	$18,888

Accrued employee expenses—noncurrent	$583	$—
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
The components of lease expense recognized in the Consolidated Statements of Operations were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$5,203	$5,272	$5,102
Variable lease cost	1,463	1,443	1,087
Total lease cost	$6,666	$6,715	$6,189

    Lease-related assets and liabilities were as follows (in thousands, except years and %):

	December 31,
	2021	2020
Assets
Prepaid expenses and other current assets	$4,854	$3,972
Operating lease right-of-use assets	41,710	30,561

Liabilities
Other current liabilities	$1,874	$1,845
Operating lease liabilities	55,733	40,146
Total lease liabilities	$57,607	$41,991

Weighted-average remaining lease term (years)	10.3	10.8
Weighted-average discount rate	4.0%	4.5%

    Future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows (in thousands):

Years ending December 31,
2022(1)	$(988)
2023(1)	5,281
2024(1)	6,162
2025	6,837
2026	7,035
Thereafter	42,281
Total future minimum lease payments	66,608
Less: imputed interest	(13,855)
Total(2)	$52,753
(1) Future minimum lease payments for the years ending December 31, 2022, 2023 and 2024 are presented net of tenant improvement allowances of $6.0 million, $0.8 million, and $0.2 million, respectively.
(2) Total future minimum lease payments include the current portion of lease liabilities recorded in Prepaid expenses and other current assets of $4.9 million on our Consolidated Balance Sheets, which relates to certain of our leases for which the lease incentives to be received exceed the minimum lease payments to be paid over the next twelve months.
10. Commitments and Contingencies
Liability to Landlord Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc., which was established in connection with reinsuring liability to landlord insurance policies offered to our customers by our third-party service provider. Each policy has a limit of $100 thousand per incident. We assume a 100% quota share of the liability to landlord insurance policies placed with our customers by our third-party service provider. We accrue for reported claims, and include an estimate of losses incurred but not reported by our property manager customers, in cost of revenue because we bear the risk related to all such claims. Our liability for reported claims and incurred but not reported claims as of December 31, 2021 and 2020 was $1.7 million and $1.5 million, respectively, and is included in Other current liabilities on our Consolidated Balance Sheets.
Included in Prepaid expenses and other current assets as of December 31, 2021 and 2020 are $3.0 million and $2.7 million, respectively, of deposits held with a third party related to requirements to maintain collateral for this risk mitigation service.
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
Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of our breach of any applicable agreements, services to be provided by us, or intellectual property infringement claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses and is indeterminable. We have not incurred any costs as a result of such indemnification obligations and have not recorded any liabilities related to such obligations in the Consolidated Financial Statements.

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
Preferred Stock
Our Board of Directors is authorized, subject to limitations prescribed by Delaware law, to issue up to 25,000,000 shares of our preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences and rights of the shares of each series and any of its qualifications, limitations or restrictions, in each case without further action by our stockholders. The number of authorized shares of any series of preferred stock may be increased or decreased, but not below the number of shares of that series then outstanding, by the affirmative vote of the holders of a majority of the voting power of our outstanding capital stock entitled to vote thereon, or such other vote as may be required by the certificate of designation establishing the series.
Share Repurchase Program
On February 20, 2019, our Board of Directors authorized a $100.0 million share repurchase program (the "Share Repurchase Program") relating to our outstanding shares of Class A common stock. Under the Share Repurchase Program, share repurchases may be made from time to time, as directed by a committee consisting of three directors, in open market purchases or in privately negotiated transactions at a repurchase price that the members of the committee unanimously believe is below intrinsic value conservatively determined. The Share Repurchase Program does not obligate us to repurchase any specific dollar amount or number of shares, there is no expiration date for the Share Repurchase Program, which may be modified, suspended or terminated at any time and for any reason.
During the year ended December 31, 2020, we repurchased a total of 48,002 shares of our Class A common stock through open market repurchases, and recorded a $4.2 million reduction to stockholders' equity, which includes broker commissions. We have not made any other repurchases under the Share Repurchase Program.
12. Stock-Based Compensation
2015 Stock Incentive Plan
In conjunction with our IPO in 2015, our Board of Directors and stockholders adopted the 2015 Stock Incentive Plan (the "2015 Plan"). Upon adoption of the 2015 Plan, 2,000,000 shares of our Class A common stock were reserved and available for grant and issuance. On January 1 of each subsequent calendar year, the number of shares available for grant and issuance under the 2015 Plan increase by the lesser of (i) the number of shares of our Class A common stock subject to awards granted under the 2015 Plan during the preceding calendar year and (ii) such lesser number of shares of our Class A common stock determined by our Board of Directors. At December 31, 2021, we have reserved an aggregate of 4,026,493 shares of our Class A common stock for grant and issuance under the 2015 Plan. The number of shares of our Class A common stock is also subject to adjustment in the event of a recapitalization, stock split, reclassification, stock dividend or other change in our capitalization. The 2015 Plan authorizes the award of stock options, stock appreciation rights, RSAs, RSUs, performance awards and stock bonuses. The 2015 Plan provides for the grant of awards to our employees, directors, consultants and independent contractors, subject to certain exceptions. RSUs, PSUs, and RSAs have been issued during 2021 pursuant to the 2015 Plan.
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
Stock Options
A summary of activity in connection with our stock options for the year ended December 31, 2021 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years
Options outstanding as of December 31, 2020	1,168	$11.77	5.0
Options granted	—	—
Options exercised	(322)	8.13
Options cancelled/forfeited	—	—
Options outstanding as of December 31, 2021	846	$13.15	3.0

At December 31, 2021:
Options vested and expected to vest	846	$13.15	3.0
Options exercisable	846	$13.15	3.0
Our stock-based compensation expense for stock options were not material for all periods presented.
No stock options were granted during the years ended December 31, 2021, 2020 or 2019.

The total intrinsic value of options exercised in 2021, 2020 and 2019 was $39.1 million, $17.9 million, and $11.5 million, respectively. This intrinsic value represents the difference between the fair value of our common stock on the date of exercise and the exercise price of each option. Based on the fair value of our common stock at December 31, 2021, the total intrinsic value of all outstanding options, exercisable options, and options vested and expected to vest was $91.3 million.
Restricted Stock Units
A summary of activity in connection with our RSUs for the year ended December 31, 2021 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2020	483	$80.20
Granted	589	132.34
Vested	(180)	64.34
Forfeited	(55)	110.74
Unvested as of December 31, 2021	837	$118.27

Unvested RSUs as of December 31, 2021 were comprised of 0.6 million RSUs with only service conditions and 0.2 million PSUs with both service conditions and performance conditions. RSUs granted with only service conditions generally vest over a four-year period. The number of PSUs granted, as included in the above table, assumes achievement of the performance metric at 100% of the performance target. Of the unvested PSUs as of December 31, 2021, 0.1 million are subject to vesting based on the achievement of pre-established performance metrics for the year ending December 31, 2022 and will vest over a three year period, assuming continued employment throughout the performance period. The actual number of shares to be issued at the end of the performance period will range from 0% to 150% of the target number of shares depending on achievement relative to the performance metric over the applicable period. The remaining 0.1 million PSUs unvested as of December 31, 2021 are subject to vesting based on the achievement of pre-established performance metrics for the years ending December 31, 2021, 2022 and 2023, assuming continued employment throughout the performance period. The actual number of shares to be issued at the end of the performance period will range from 0% to 100% of the initial target awards. Achievement of the performance metric between 100% and 150% of the performance target will result in a performance-based cash bonus payment between 0% and 65% of the initial target awards.
We recognized stock-based compensation expense for the RSUs and PSUs of $17.3 million, $10.4 million and $8.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Excluded from stock-based compensation expense is capitalized software development costs of $2.7 million, $2.1 million, and $1.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the total estimated remaining stock-based compensation expense for the aforementioned RSUs and PSUs was $76.5 million, which is expected to be recognized over a weighted average period of 2.7 years. The total fair value of RSUs and PSUs vested during the years ended December 31, 2021, 2020 and 2019 was approximately $26.6 million, $32.0 million and $16.3 million, respectively.
Restricted Stock Awards
A summary of activity in connection with our RSAs for the year ended December 31, 2021 is as follows (number of shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested as of December 31, 2020	5	$153.41
Granted	4	144.33
Vested	(5)	151.10
Forfeited	—	—
Unvested as of December 31, 2021	4	$144.33
We have the right to repurchase any unvested RSAs subject to certain conditions. Restricted stock awards vest over a one-year period. We recognized stock-based compensation expense for restricted stock awards of $0.7 million and for each of the years ended December 31, 2021, and 2020 and $0.3 million for the ended December 31, 2019. During 2021, the grant date fair value of the shares vested was $0.7 million.

As of December 31, 2021, the total estimated remaining stock-based compensation expense for unvested restricted stock awards with a repurchase right was $0.3 million, which is expected to be recognized over a weighted average period of 0.5 years.
13. Income Taxes
The effective tax rate as compared to the U.S. federal statutory rate of 21% differs primarily due to the significance of the benefits associated with stock-based compensation expense, research and development tax credits, and the change in the valuation allowance against deferred taxes.
Set forth below is a reconciliation of the components that caused our provision for (benefit from) income taxes to differ from amounts computed by applying the United States federal statutory rate :

	Year Ended December 31,
	2021	2020	2019
U.S. federal statutory income tax rate	21%	21%	21%
State and local income taxes, net of federal benefit	(214)	3	(53)
Stock-based compensation expense	(426)	(3)	(88)
Meals and entertainment	3	—	7
Change in valuation allowance	795	—	(475)
Other permanent differences	67	1	—
Research and development tax credits	(205)	(2)	(64)
Provision for (benefit from) income taxes	41%	20%	(652)%

The provision for (benefit from) income tax consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current
Federal	$20	$3,982	$—
State and local	346	5,444	(15)
Total current	366	9,426	(15)
Deferred
Federal	(10,966)	27,982	(18,761)
State and local	11,306	1,020	(12,683)
Total deferred	340	29,002	(31,444)
Total income tax provision (benefit)	$706	$38,428	$(31,459)

The components of deferred tax assets (liabilities) were as follows (in thousands):

	December 31,
	2021	2020
Deferred income tax assets:
Net operating loss carryforwards	$10,849	$4,112
Research and development tax credits	15,966	9,467
Stock-based compensation	3,965	2,783
Lease liability	13,983	9,992
Other	2,853	2,196
Total deferred tax assets	47,616	28,550
Valuation allowance	(17,217)	—
Deferred tax assets, net of valuation allowance	30,399	28,550
Deferred tax liabilities:
Property, equipment and software	(14,996)	(13,412)
Intangible assets	(1,558)	(2,693)
Capitalized commissions	(3,296)	(2,708)
State taxes	—	(2,350)
Lease asset	(11,056)	(8,064)
Other	(1,171)	(751)
Total deferred tax liabilities	(32,077)	(29,978)
Total net deferred tax liabilities	$(1,678)	$(1,428)

At December 31, 2021, we had federal and state net operating loss carryforwards of $23.8 million and $69.6 million, respectively. The federal net operating loss carryovers do not expire and the state net operating losses will begin to expire in 2028. At December 31, 2021, we also had federal and state research and development credit carryforwards of $8.5 million and $15.2 million, respectively. The federal credit carryforwards will begin to expire in 2040, while the state credit carryforwards apply indefinitely.
The Internal Revenue Code of 1986, as amended (“IRC”), imposes substantial restrictions on the utilization of tax attributes in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use pre-change tax attributes may be limited as prescribed under IRC Section 382. Events which may cause limitations in the amount of the tax attributes that we utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a rolling three-year period. We have undertaken an IRC Section 382 analysis and have determined that there are no limitations on the tax attributes at December 31, 2021.

As of December 31, 2021, we have approximately $1.7 million of net deferred tax liabilities. During the fourth quarter of 2021, to assess the need for a valuation allowance against deferred tax assets, we evaluated all available positive and negative evidence. Due to the amount of negative evidence, particularly the expected increase in forecasted expenses, at this time, we consider it more likely than not that we may not have sufficient taxable income in the future that will allow us to realize all of our deferred tax assets. As a result,we determined a valuation allowance was necessary against all of the net deferred income tax assets, which primarily consist of state R&D tax credit carryforwards, effective December 31, 2021.

The change in the valuation allowance are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Valuation allowance, at beginning of year	$—	$—	$23,002
Increase (decrease) in valuation allowance	17,217	—	(23,002)
Valuation allowance, at end of year	$17,217	$—	$—

The following is a reconciliation of the total amounts of reserves for unrecognized tax benefits from uncertain tax positions (in thousands):

	Year Ended December 31,
	2021	2020	2019
Unrecognized tax benefit beginning of year	$6,141	$4,421	$2,977
Increases-tax positions in current year	1,675	1,720	1,444
Unrecognized tax benefit end of year	$7,816	$6,141	$4,421
The unrecognized tax benefits are recorded as a reduction to the deferred tax assets and liabilities.
At December 31, 2021 and 2020, we had no accrued interest and penalties related to uncertain income tax positions. We do not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.
We are subject to taxation in the United States and various states. Due to the net operating loss carryforwards, our federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception. We are under audit only by the State of New York.
14. Revenue and Other Information
The following table presents our revenue categories (in thousands):

	Year Ended December 31,
	2021	2020	2019
Core solutions	$105,148	$100,938	$88,581
Value Added Services	241,289	195,146	153,994
Other	12,933	13,972	13,437
Total revenue	$359,370	$310,056	$256,012
Our revenue is generated primarily from United States customers. All of our property and equipment is located in the United States.
15. Retirement Plans
We have a 401(k) retirement and savings plan made available to all employees. We may, at our discretion, make matching contributions to the 401(k) plan. Cash contributions to the plan were $4.0 million, $3.2 million, and $2.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at December 31, 2021, the last day of the period covered by this Annual Report. Disclosure controls and procedures include, without limitation, controls and other procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on our management's evaluation, our principal executive officer and principal financial officer have concluded that, at December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
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
As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth in the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2021.
The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their audit report which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting at December 31, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13(a)-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
None.
ITEM 9C.     DISCLOSURES REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our definitive Proxy Statement or an amendment to this Annual Report, which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION
The information required by this item will be included in our definitive Proxy Statement or an amendment to this Annual Report, which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in our definitive Proxy Statement or an amendment to this Annual Report, which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our definitive Proxy Statement or an amendment to this Annual Report, which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in our definitive Proxy Statement or an amendment to this Annual Report, which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated herein by reference.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the registrant as currently in effect.	10-Q	001-37468	3.1	8/6/2015

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.2	Amended and Restated Bylaws of the registrant as currently in effect.	10-Q	001-37468	3.2	8/6/2015
4.1	Specimen Certificate for Class A Common Stock.	S-1/A	333-204262	4.1	6/4/2015
4.2	Amended and Restated Investor Rights Agreement, by and among the registrant and the investors named therein, dated November 26, 2013.	S-1/A	333-204262	4.2	6/4/2015
4.3	Description of Capital Stock of the registrant.	10-K	001-37468	4.3	3/2/2020
10.1	Industrial Lease, by and between the registrant and 50 Castilian Drive, LLC, effective December 6, 2019 (50 Castilian Drive, Goleta, CA 93117).	8-K	001-37468	10.1	12/11/2019
10.2	Industrial Lease, by and between the registrant and 50 Castilian Drive, LLC, effective December 6, 2019 (70 Castilian Drive, Goleta, CA 93117).	8-K	001-37468	10.2	12/11/2019
10.3	Industrial Lease, by and between the registrant and 50 Castilian Drive, LLC, effective December 6, 2019 (90 Castilian Drive, Goleta, CA 93117).	8-K	001-37468	10.3	12/11/2019
10.4	First Amendment to Industrial Lease, by and between the registrant and 50 Castilian Drive, LLC, effective February 10, 2022 (50 Castilian Drive, Goleta, CA 93117).					X
10.5	First Amendment to Industrial Lease, by and between the registrant and 50 Castilian Drive, LLC, effective February 10, 2022 (70 Castilian Drive, Goleta, CA 93117).					X
10.6	First Amendment to Industrial Lease, by and between the registrant and 50 Castilian Drive, LLC, effective February 10, 2022 (90 Castilian Drive, Goleta, CA 93117).					X
10.7	Umbrella Termination Agreement, by and between the registrant and Castilian 90, LLC, Castilian 70, LLC and Castilian 50, LLC, effective February 10, 2022.					X
10.8	Separation Agreement and General Release, dated June 4, 2021, by and between Ida Kane and the registrant.	10-Q	001-37468	10.1	8/9/2021
10.9#	2007 Stock Incentive Plan, as amended, and related form agreements.	S-1/A	333-204262	10.3	6/4/2015
10.10#	2015 Stock Incentive Plan and related form agreements.	S-1/A	333-204262	10.4	6/4/2015
10.11#	2015 Employee Stock Purchase Plan.	S-1/A	333-204262	10.5	6/4/2015
10.12#	Long-Term Cash Incentive Plan.	10-K	001-37468	10.9	2/26/2018
10.13#	Form of Long-Term Cash Incentive Award Offer.	10-K	001-37468	10.10	2/26/2018
10.14	Form of Indemnification Agreement by and between the registrant and each of its executive officers and directors.					X
10.15#	Employment agreement between the Company and Fay Sien Goon.	10-Q	001-37468	10.1
10.16#	Form of Restricted Stock Unit Award Agreement (New Hire) under 2015 Stock Incentive Plan.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.17#	Form of Restricted Stock Unit Award Agreement (Refresh) under 2015 Stock Incentive Plan.					X
10.18#	Form of Restricted Stock Unit Award Agreement (PSU) under 2015 Stock Incentive Plan.					X
10.19#	Nonemployee Director Deferred Compensation Plan.					X
10.20#	Related form of Deferral Election under Nonemployee Director Deferred Compensation Plan.					X
21.1	Subsidiaries of the registrant.					X
23.1	Consent of independent registered public accounting firm.					X
24.1	Power of Attorney (included on the signature page of this report).					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

#	Indicates a management contract or compensatory plan or arrangement
*	The certifications attached as Exhibit 32.1 accompany this Annual Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

AppFolio, Inc.

Date:	February 28, 2022	By:	/s/ Jason Randall
Jason Randall
Chief Executive Officer
(Principal Executive Officer)

Date:	February 28, 2022	By:	/s/ Fay Sien Goon
Fay Sien Goon
Chief Financial Officer
(Principal Financial Officer)

Date:	February 28, 2022	By:	/s/ Ann Wilson
Ann Wilson
Vice President of Accounting
(Principal Accounting Officer)

SIGNATURE	TITLE	DATE

/s/ Jason Randall	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2022
Jason Randall

/s/ Fay Sien Goon	Chief Financial Officer (Principal Financial Officer)	February 28, 2022
Fay Sien Goon

/s/ Ann Wilson	Vice President, Accounting (Principal Accounting Officer)	February 28, 2022
Ann Wilson

/s/ Andreas von Blottnitz	Chairman of the Board	February 28, 2022
Andreas von Blottnitz

/s/ Timothy Bliss	Director	February 28, 2022
Timothy Bliss

/s/ Agnes Bundy Scanlan	Director	February 28, 2022
Agnes Bundy Scanlan

/s/ Janet Kerr	Director	February 28, 2022
Janet Kerr

/s/ Klaus Schauser	Director	February 28, 2022
Klaus Schauser

/s/ Winifred Webb	Director	February 28, 2022
Winifred Webb

/s/ Alexander Wolf	Director	February 28, 2022
Alexander Wolf