Form 10-Q
period 2022-03-31
APPFOLIO INC
filed 2022-05-09
CIK 1433195

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022.
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

As of May 2, 2022, the number of shares of the registrant’s Class A common stock outstanding was 20,063,547 and the number of shares of the registrant’s Class B common stock outstanding was 14,836,256.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022 (this "Quarterly Report"), contains forward-looking statements within the meaning of federal securities laws, which statements involve substantial risks and uncertainties. The forward-looking statements made in this Quarterly Report are based primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and prospects and relate only to events as of the date on which the statements are made. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report and "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (our "Annual Report"), as well as in the other reports we file with the Securities and Exchange Commission (the "SEC"). You should read this Quarterly Report, and the other documents we file with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements. As such, you should not rely upon forward-looking statements as predictions of future events. Examples of forward-looking statements include, among others, statements made regarding changes in the competitive environment, responding to customer needs, research and product development plans, future products and services, growth in the size of our business and number of customers, strategic plans and objectives, business forecasts and plans, our future or assumed financial condition, results of operations and liquidity, trends affecting our business and industry, capital needs and financing plans, capital resource allocation plans, share repurchase plans, and commitments and contingencies, including with respect to the outcome of legal proceedings or regulatory matters. Any forward-looking statement made by us in this Quarterly Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

APPFOLIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par values)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$49,536	$57,847
Investment securities—current	78,389	64,600
Accounts receivable, net	16,154	12,595
Prepaid expenses and other current assets	25,495	23,553
Total current assets	169,574	158,595
Investment securities—noncurrent	45,851	61,076
Property and equipment, net	30,582	30,479
Operating lease right-of-use assets	40,570	41,710
Capitalized software development costs, net	39,277	41,212
Goodwill	56,147	56,147
Intangible assets, net	10,558	11,711
Other long-term assets	7,475	7,087
Total assets	$400,034	$408,017
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,809	$1,704
Accrued employee expenses—current	25,151	30,065
Accrued expenses	14,470	13,284
Deferred revenue	3,692	2,512
Other current liabilities	5,898	5,077
Total current liabilities	54,020	52,642
Operating lease liabilities	54,985	55,733
Other liabilities	2,286	2,261
Total liabilities	111,291	110,636
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock	2	2
Class B common stock	2	2
Additional paid-in capital	178,924	171,930
Accumulated other comprehensive loss	(1,539)	(194)
Treasury stock	(25,756)	(25,756)
Retained earnings	137,110	151,397
Total stockholders’ equity	288,743	297,381
Total liabilities and stockholders’ equity	$400,034	$408,017
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue	$105,296	$78,921
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)(1)	43,347	33,298
Sales and marketing(1)	24,919	16,179
Research and product development(1)	24,320	14,383
General and administrative(1)	18,964	13,361
Depreciation and amortization	8,415	7,369
Total costs and operating expenses	119,965	84,590
Loss from operations	(14,669)	(5,669)
Other (loss) income, net	(10)	562
Interest income	107	53
Loss before benefit from income taxes	(14,572)	(5,054)
Benefit from income taxes	(285)	(5,533)
Net (loss) income	$(14,287)	$479

Net (loss) income per common share:
Basic	$(0.41)	$0.01
Diluted	$(0.41)	$0.01
Weighted average common shares outstanding:
Basic	34,836	34,409
Diluted	34,836	35,712
(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2021
Stock-based compensation expense included in costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$358	$471
Sales and marketing	1,460	402
Research and product development	2,806	857
General and administrative	2,794	1,046
Total stock-based compensation expense	$7,418	$2,776
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(14,287)	$479
Other comprehensive loss:
Changes in unrealized losses on investment securities	(1,345)	(18)
Comprehensive (loss) income	$(15,632)	$461
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Class A		Class B		Capital	Loss	Stock	Earnings	Total
	Shares	Amount	Shares	Amount
Balance December 31, 2021	19,417	$2	15,408	$2	$171,930	$(194)	$(25,756)	$151,397	$297,381
Exercise of stock options	17	—	—	—	100	—	—	—	100
Stock based compensation	—	—	—	—	7,967	—	—	—	7,967
Vesting of restricted stock units, net of shares withheld for taxes	17	—	—	—	(1,073)	—	—	—	(1,073)
Conversion of Class B shares to Class A shares	572	—	(572)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(1,345)	—	—	(1,345)
Net loss	—	—	—	—	—	—	—	(14,287)	(14,287)
Balance March 31, 2022	20,023	$2	14,836	$2	$178,924	$(1,539)	$(25,756)	$137,110	$288,743

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Class A		Class B		Capital	Income	Stock	Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	18,729	$2	15,659	$2	$161,247	$56	$(25,756)	$150,369	$285,920
Exercise of stock options	23	—	—	—	100	—	—	—	100
Stock-based compensation	—	—	—	—	3,295	—	—	—	3,295
Vesting of restricted stock units, net of shares withheld for taxes	42	—	—	—	(3,992)	—	—	—	(3,992)
Conversion of Class B stock to Class A stock	108	—	(108)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(18)	—	—	(18)
Net income	—	—	—	—	—	—	—	479	479
Balance at March 31, 2021	18,902	$2	15,551	$2	$160,650	$38	$(25,756)	$150,848	$285,784
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash from operating activities
Net (loss) income	$(14,287)	$479
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	7,878	6,971
Amortization of operating lease right-of-use assets	887	662
Deferred income taxes	(342)	(5,723)
Stock-based compensation, including as amortized	7,955	3,174
Other	427	(157)
Changes in operating assets and liabilities:
Accounts receivable	(3,431)	(1,896)
Prepaid expenses and other current assets	(1,942)	47
Other assets	(573)	(403)
Accounts payable	2,987	870
Accrued employee expenses—current	(5,016)	728
Accrued expenses	1,722	(3,804)
Deferred revenue	1,052	299
Operating lease liabilities	(631)	(672)
Other liabilities	1,070	(5,012)
Net cash used in operating activities	(2,244)	(4,437)
Cash from investing activities
Purchases of available-for-sale investments	(23,309)	(99,011)
Proceeds from sales of available-for-sale investments	—	17,899
Proceeds from maturities of available-for-sale investments	23,343	1,000
Purchases of property, equipment and intangible assets	(1,830)	(938)
Capitalization of software development costs	(3,484)	(6,140)
Net cash used in investing activities	(5,280)	(87,190)
Cash from financing activities
Proceeds from stock option exercises	100	100
Tax withholding for net share settlement	(1,073)	(3,992)
Net cash used in financing activities	(973)	(3,892)
Net decrease in cash, cash equivalents and restricted cash	(8,497)	(95,519)
Cash, cash equivalents and restricted cash
Beginning of period	58,283	140,699
End of period	$49,786	$45,180

Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$1,108	$688
Capitalization of software development costs included in accrued expenses and accrued employee expenses	397	817
Stock-based compensation capitalized for software development	549	520

    The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within our Condensed Consolidated Balance Sheets to the total of the same such amounts shown above (in thousands):

	March 31,
	2022	2021
Cash and cash equivalents	$49,536	$44,744
Restricted cash included in other assets	250	436
Total cash, cash equivalents and restricted cash	$49,786	$45,180

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
1. Nature of Business
AppFolio, Inc. ("we," "us" or "our") is a leading provider of cloud business management solutions for the real estate industry. Our solutions enable our customers to digitally transform their businesses, automate and streamline critical business operations and deliver a better customer experience. We were founded in 2006 with the vision to revolutionize vertical industry businesses by providing great software and services. Our mission is even more relevant today, when digital transformation is effectively a requirement for business success in the modern world, and the way we work and live requires powerful software solutions to enable a more seamless experience.
2. Summary of Significant Accounting Policies
Basis of Presentation and Significant Accounting Policies
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report, which was filed with the SEC on February 28, 2022. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim Condensed Consolidated Financial Statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of our Condensed Consolidated Financial Statements. The operating results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022.
Reclassification
We reclassified certain amounts in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows within the cash flows from operating activities section in the prior year to conform to the current year's presentation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue, expenses, other income, and benefit from income taxes during the reporting period. Assets and liabilities which are subject to judgment and use of estimates include the fair value of financial instruments, capitalized software development costs, period of benefit associated with deferred costs, incremental borrowing rate used to measure operating lease liabilities, the recoverability of goodwill and long-lived assets, income taxes, useful lives associated with property and equipment and intangible assets, contingencies, assumptions underlying performance-based compensation (whether cash or stock-based), and assumptions underlying stock-based compensation. Actual results could differ from those estimates and any such differences may have a material impact on our Condensed Consolidated Financial Statements.

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

	Three Months Ended March 31,
	2022	2021
Weighted average common shares outstanding	34,840	34,414
Less: Weighted average unvested restricted shares subject to repurchase	4	5
Weighted average common shares outstanding; basic	34,836	34,409
Plus: Weighted average options, restricted stock units and restricted shares used to compute diluted net income per common share	—	1,303
Weighted average common shares outstanding; diluted	34,836	35,712
For the three months ended March 31, 2022 and 2021, an aggregate of 202,000 and 109,000 shares, respectively, underlying performance-based restricted stock units ("PSUs") were not included in the computations of diluted and anti-dilutive shares as they are considered contingently issuable upon satisfaction of pre-defined performance measures and their respective performance measures have not been met. Restricted stock units ("RSUs") with an anti-dilutive effect were excluded from the calculation of weighted average number of shares used to compute diluted net income per common share and they were not material for the three months ended March 31, 2021. Because we reported a net loss for the three months ended March 31, 2022, all potentially dilutive common shares are anti-dilutive for that period and have been excluded from the calculation of net loss per share.
Recent Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, "Revenue from Contracts with Customers," as if the acquirer had originated the contracts. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. We expect to adopt ASU 2021-08 on January 1, 2023.
3. Investment Securities and Fair Value Measurements
Investment Securities
Investment securities classified as available-for-sale consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$16,678	$—	$(23)	$16,655
Agency securities	19,753	—	(336)	19,417
Treasury securities	89,418	—	(1,250)	88,168
Total available-for-sale investment securities	$125,849	$—	$(1,609)	$124,240

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$29,080	$—	$(11)	$29,069
Agency securities	19,753	—	(27)	19,726
Treasury securities	77,108	2	(229)	76,881
Total available-for-sale investment securities	$125,941	$2	$(267)	$125,676

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
As of March 31, 2022, the decline in fair value below amortized cost basis was not considered other than temporary as it is more likely than not we will hold the securities until maturity or recovery of the cost basis. No allowance for credit losses for available-for-sale investment securities was recorded as of March 31, 2022 or December 31, 2021.
As of March 31, 2022 and December 31, 2021, the contractual maturities of our investments did not exceed 36 months. The fair values of available-for-sale investment securities, by remaining contractual maturity, are as follows (in thousands):

	March 31, 2022		December 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$78,741	$78,389	$64,627	$64,600
Due after one year through three years	47,108	45,851	61,314	61,076
Total available-for-sale investment securities	$125,849	$124,240	$125,941	$125,676
During the three months ended March 31, 2022 and 2021, we had sales and maturities (which include calls) of investment securities, as follows (in thousands):

	Three Months Ended March 31, 2022
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$—	$—	$—	$12,343
Treasury securities	—	—	—	11,000
Total	$—	$—	$—	$23,343

	Three Months Ended March 31, 2021
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Treasury securities	$1	$—	$17,899	$1,000
Fair Value Measurements
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 by level within the fair value hierarchy (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$5,251	$—	$—	$5,251
Treasury securities	1,000	—	—	1,000
Available-for-sale investment securities:
Corporate bonds	—	16,655	—	16,655
Agency securities	—	19,417	—	19,417
Treasury securities	88,168	—	—	88,168
Total	$94,419	$36,072	$—	$130,491

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$6,105	$—	$—	$6,105
Available-for-sale investment securities:
Corporate bonds	—	29,069	—	29,069
Agency securities	—	19,726	—	19,726
Treasury securities	76,881	—	—	76,881
Total	$82,986	$48,795	$—	$131,781
The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short maturity of these items.
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
4. Capitalized Software Development Costs, net
Capitalized software development costs were as follows (in thousands):

	March 31, 2022	December 31, 2021
Capitalized software development costs, gross	$118,731	$115,377
Less: Accumulated amortization	(79,454)	(74,165)
Capitalized software development costs, net	$39,277	$41,212
Capitalized software development costs were $4.1 million and $7.1 million for the three months ended March 31, 2022 and 2021, respectively. Amortization expense with respect to capitalized software development costs totaled $6.1 million and $5.0 million for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, we disposed of $0.8 million of fully amortized capitalized software development costs.

Future amortization expense with respect to capitalized software development costs is estimated as follows (in thousands):

Years Ending December 31,
2022	$16,583
2023	15,002
2024	6,878
2025	814
Total amortization expense	$39,277

5. Intangible Assets, net
Intangible assets consisted of the following (in thousands, except years):

	March 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$2,840	$(2,120)	$720	5.0
Database	8,330	(2,828)	5,502	10.0
Technology	6,539	(5,466)	1,073	4.0
Trademarks and trade names	1,890	(1,227)	663	5.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	7,400	(4,814)	2,586	5.0
Domain names	90	(76)	14	5.0
Patents	252	(252)	—	5.0
Total intangible assets, net	$28,021	$(17,463)	$10,558	6.3

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$2,840	$(2,006)	$834	5.0
Database	8,330	(2,620)	5,710	10.0
Technology	6,539	(5,107)	1,432	4.0
Trademarks and trade names	1,890	(1,128)	762	5.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	7,400	(4,444)	2,956	5.0
Domain names	90	(75)	15	5.0
Patents	252	(250)	2	5.0
Total intangible assets, net	$28,021	$(16,310)	$11,711	6.3

Amortization expense with respect to intangible assets totaled $1.2 million for the three months ended March 31, 2022 and 2021. Future amortization expense with respect to intangible assets is estimated as follows (in thousands):

Years Ending December 31,
2022	$3,452
2023	3,060
2024	835
2025	833
2026	833
Thereafter	1,545
Total amortization expense	$10,558

6. Accrued Employee Expenses
Accrued employee expenses consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued vacation	$11,061	$10,675
Accrued bonuses	4,688	13,101
Accrued commissions	1,614	2,048
Accrued payroll	5,994	3,068
Accrued severance	511	—
Accrued payroll taxes and other	1,283	1,173
Total accrued employee expenses—current	$25,151	$30,065
Included in Other liabilities as of March 31, 2022 and December 31, 2021 are $0.9 million and $0.6 million, respectively, of noncurrent accrued employee expenses.
7. Leases
Operating leases for our corporate offices have remaining lease terms ranging from one to eleven years, some of which include options to extend the leases for up to ten years. These options to extend have not been recognized as part of our operating lease right-of-use assets and lease liabilities as it is not reasonably certain that we will exercise these options. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. Certain leases contain provisions for property-related costs that are variable in nature for which we are responsible, including common area maintenance, which are expensed as incurred.
The components of lease expense recognized in the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$1,447	$1,095
Variable lease cost	123	306
Total lease cost	$1,570	$1,401

Lease-related assets and liabilities were as follows:

	March 31, 2022	December 31, 2021
Assets
Prepaid expenses and other current assets	$4,240	$4,854
Operating lease right-of-use assets	40,570	41,710

Liabilities
Other current liabilities	$1,992	$1,874
Operating lease liabilities	54,985	55,733
Total lease liabilities	$56,977	$57,607

Future minimum lease payments under non-cancellable leases as of March 31, 2022 were as follows (in thousands):

Years ending December 31,
2022(1)	$(1,565)
2023(1)	5,281
2024(1)	6,162
2025	6,837
2026	7,035
Thereafter	42,281
Total future minimum lease payments	66,031
Less: imputed interest	(13,294)
Total(2)	$52,737
(1) Future minimum lease payments for the years ending December 31, 2022, 2023, and 2024 are presented net of tenant improvement allowances of $5.4 million, $0.8 million, and $0.2 million, respectively.
(2) Total future minimum lease payments include the current portion of lease liabilities recorded in Prepaid expenses and other current assets of $4.2 million on our Condensed Consolidated Balance Sheets, which relates to certain of our leases for which the lease incentives to be received exceed the minimum lease payments to be paid over the next 12 months.
8. Commitments and Contingencies
Legal Liability to Landlord Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc., which was established in connection with reinsuring liability to landlord insurance policies offered to our customers by our third-party service provider. Each policy has a limit of $100 thousand per incident. We assume a 100% quota share of the liability to landlord insurance policies placed with our customers by our third-party service provider. We accrue for reported claims, and include an estimate of losses incurred but not reported by our property manager customers, in cost of revenue because we bear the risk related to all such claims. Our estimated liability for reported claims and incurred but not reported claims as of March 31, 2022 and December 31, 2021 was $2.2 million and $1.7 million, respectively, and is included in Other current liabilities on our Condensed Consolidated Balance Sheets.
Included in Prepaid expenses and other current assets as of March 31, 2022 and December 31, 2021 are $2.1 million and $3.0 million, respectively, of deposits held with a third party related to requirements to maintain collateral for this insurance service.
Legal Proceedings
From time to time we may become involved in various legal proceedings, investigative inquiries, and other disputes arising from or related to matters incident to the ordinary course of our business activities. We are not currently a party to any legal proceedings, nor are we aware of any pending or threatened legal proceedings, that we believe would have a material adverse effect on our business, operating results, cash flows or financial condition should such proceedings be resolved unfavorably.
Indemnification
In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, business partners, investors, directors, officers, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of any applicable agreements, intellectual property infringement claims made by third parties, and other liabilities relating to or arising from our services or our acts or omissions. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to maximum loss clauses and is indeterminable. We have not incurred any costs as a result of such indemnification obligations and have not recorded any liabilities related to such obligations in the Condensed Consolidated Financial Statements.

9. Stock-Based Compensation
Stock Options
A summary of activity in connection with our stock options for the three months ended March 31, 2022, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years
Options outstanding as of December 31, 2021	846	$13.15	3.0
Options granted	—	—
Options exercised	(17)	5.91
Options cancelled/forfeited	—	—
Options outstanding as of March 31, 2022	829	$13.30	2.7
Our stock-based compensation expense for stock options was not material for the periods presented.
No stock options were granted during the three months ended March 31, 2022 or 2021.
Restricted Stock Units
A summary of activity in connection with our RSUs for the three months ended March 31, 2022, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2021	837	$118.27
Granted	219	115.12
Vested	(26)	108.96
Forfeited	(72)	89.10
Unvested as of March 31, 2022	958	$119.99
Unvested RSUs as of March 31, 2022 were composed of 0.8 million RSUs with only service conditions and 0.2 million PSUs with both service conditions and performance conditions. RSUs granted with only service conditions generally vest over a four-year period. The number of PSUs granted, as included in the above table, assumes achievement of the performance metric at 100% of the performance target. Of the unvested PSUs as of March 31, 2022, 0.1 million are subject to vesting based on the achievement of pre-established performance metrics for the year ending December 31, 2022 and will vest over a three year period, assuming continued employment throughout the performance period. The actual number of shares to be issued at the end of the performance period will range from 0% to 150% of the target number of shares depending on achievement relative to the performance metric over the applicable period. The remaining 0.1 million PSUs unvested as of March 31, 2022 are subject to vesting based on the achievement of pre-established performance metrics for the years ending December 31, 2022 and 2023, assuming continued employment throughout the performance period. The actual number of shares to be issued at the end of the performance period will range from 0% to 100% of the initial target awards. Achievement of the performance metric between 100% and 150% of the performance target will result in a performance-based cash bonus payment between 0% and 65% of the initial target awards.
We recognized stock-based compensation expense for the RSUs and PSUs of $7.8 million and $3.1 million for the three months ended March 31, 2022 and 2021, respectively. Excluded from stock-based compensation expense is capitalized software development costs of $0.5 million for both of the three months ended March 31, 2022 and 2021. As of March 31, 2022, the total estimated remaining stock-based compensation expense for the aforementioned RSUs and PSUs was $89.8 million, which is expected to be recognized over a weighted average period of 2.9 years.

Restricted Stock Awards
A summary of activity in connection with our restricted stock awards ("RSAs") for the three months ended March 31, 2022 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2021	4	$144.33
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested as of March 31, 2022	4	$144.33
We have the right to repurchase any unvested RSAs subject to certain conditions. RSAs vest over a one-year period. Our stock-based compensation expense for RSAs was not material for the periods presented.
As of March 31, 2022, the total estimated remaining stock-based compensation expense for unvested RSAs with a repurchase right was $0.1 million, which is expected to be recognized over a weighted average period of 0.2 years.
10. Income Taxes
We calculate our benefit from income taxes on a quarterly basis by applying an estimated annual effective tax rate to loss from operations and by calculating the tax effect of discrete items recognized during the quarter.
For the three months ended March 31, 2022, we recorded an income tax benefit of $0.3 million. The effective tax rate as compared to the U.S. federal statutory rate of 21% differs primarily due to the significance of the benefits associated with stock-based compensation expense, research and development tax credits, offset by the change in the valuation allowance against deferred taxes.
There were no material changes to our unrecognized tax benefits during the three months ended March 31, 2022 and we do not expect to have any significant changes to unrecognized tax benefits through the remainder of the fiscal year.
11. Revenue and Other Information
The following table presents our revenue categories for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Core solutions	$30,809	$24,174
Value Added Services	71,500	51,510
Other	2,987	3,237
Total revenue	$105,296	$78,921
Our revenue is generated primarily from customers in the United States. All of our property and equipment is located in the United States.
Deferred Revenue
During the three months ended March 31, 2022 and 2021, we recognized $1.3 million and $1.2 million of revenue, respectively, which were included in the deferred revenue balances as of December 31, 2021 and 2020, respectively.
12. Subsequent Event
In April 2022, we entered into an agreement to sublet one of our office spaces and have recently made decisions to exit and explore subleasing certain other office space.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report and in our Annual Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in the section entitled “Risk Factors” in our Annual Report, as well as our other public filings with the SEC. Please also refer to the section of this Quarterly Report entitled "Forward-Looking Statements" for additional information.
Overview
We are a leading provider of cloud business management solutions for the real estate industry. Our solutions enable our customers to digitally transform their businesses, automate and streamline critical business operations and deliver a better customer experience. Our products assist an interconnected and growing ecosystem of users, including property managers, property owners, real estate investment managers, rental prospects, residents, and service providers with critical transactions across the real estate lifecycle, including screening potential tenants, sending and receiving payments and providing insurance-related risk mitigation services. AppFolio’s intuitive interface, coupled with streamlined and automated workflows, make it easier for our customers to eliminate redundant and manual processes so they can deliver a great experience for their users while improving financial and operational performance.
We rely heavily on our talented team of employees to execute our growth plans and achieve our long-term strategic objectives. We believe our people are at the heart of our success and our customers' success, and we have worked hard not only to attract and retain talented individuals, but also to provide a challenging and rewarding environment to motivate and develop our valuable human capital. As we navigate the challenges of increased competition for talent, we have evolved our compensation and employee reward practices, which has had, and we expect will continue to have, a material impact on our results.
Property management units under management. We believe that our ability to increase our number of property management units under management is an indicator of our market penetration, growth, and potential future business opportunities. We define property management units under management as the number of active units in our core solutions. We had 6.57 million and 5.62 million property management units under management as of March 31, 2022 and 2021, respectively.
Key Components of Results of Operations
Revenue
Our core solutions and certain of our Value Added Services are offered on a subscription basis. Our core solutions subscription fees vary by property type and are designed to scale to the size of our customers’ businesses. We recognize revenue for subscription-based services on a straight-line basis over the contract term beginning on the date that our service is made available. We generally invoice monthly or, to a lesser extent, annually in advance of the subscription period.
We also offer certain Value Added Services, which are not covered by our subscription fees, on a per-use basis. Usage-based fees are charged either as a percentage of the transaction amount (e.g., for certain of our electronic payment services) or on a flat fee per transaction basis with no minimum usage commitments (e.g., for our tenant screening and risk mitigation services). We recognize revenue for usage-based services in the period the service is rendered. Our electronic payments services fees are recorded gross of the interchange and payment processing related fees. We generally invoice our usage-based services on a monthly basis or collect the fee at the time of service. A significant majority of our Value Added Services revenue comes directly and indirectly from the use of our electronic payment services, tenant screening services, and risk mitigation services. Usage-based fees are paid either by customers or by users.
We charge our customers for on-boarding assistance to our core solutions and certain other non-recurring services. We generally invoice for these other services in advance of the services being completed and recognize revenue upon completion of the related service. We generate revenue from the legacy customers of previously acquired businesses by providing services outside of our property management core solution platform. Revenue derived from these services is recorded in Other revenue. As of March 31, 2022, we had 17,550 property management customers.

Costs and Operating Expenses
Cost of Revenue. Many of our Value Added Services are facilitated by third-party service providers. Cost of revenue paid to these third-party service providers includes the cost of electronic interchange and payment processing-related services to support our electronic payments services, the cost of credit reporting services for our tenant screening services, and various costs associated with our risk mitigation service providers. These third-party costs vary both in amount and as a percent of revenue for each Value Added Service offering. Cost of revenue also consists of personnel-related costs for our employees focused on customer service and the support of our operations (including salaries, performance-based compensation, benefits, and stock-based compensation), platform infrastructure costs (such as data center operations and hosting-related costs), and allocated shared and other costs. Cost of revenue excludes depreciation of property and equipment, amortization of capitalized software development costs and amortization of intangible assets.
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
General and Administrative. General and administrative expense consists of personnel-related costs for employees in our executive, finance, information technology, human resources, legal, compliance, corporate development and administrative organizations (including salaries, performance-based cash compensation, benefits, and stock-based compensation). In addition, general and administrative expense includes fees for third-party professional services (including audit, legal, compliance, tax, and consulting services), transaction costs related to business combinations and divestitures, regulatory fees, other corporate expenses, and allocated shared and other costs.
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
Other (Loss) Income, Net. Other (loss) income, net includes gains and losses associated with the sale of property and equipment and income from certain post-closing transition services provided by us to MyCase during fiscal year 2021.
Interest Income. Interest income includes interest earned on investment securities, amortization and accretion of the premium and discounts paid from the purchase of investment securities, and interest earned on notes receivable and on cash deposited in our bank accounts.
Benefit from Income Taxes. Benefit from income taxes consists of federal and state income taxes in the United States.

Results of Operations

Revenue

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Core solutions	$30,809	$24,174	$6,635	27%
Value Added Services	71,500	51,510	19,990	39%
Other	2,987	3,237	(250)	(8)%
Total revenue	$105,296	$78,921	$26,375	33%

The increase in revenue for the three months ended March 31, 2022 was primarily attributable to growth in our base of property management customers and growth in users of our subscription and usage-based services. During the three month period ended March 31, 2022, we experienced growth of 18% in the average number of property management units under management resulting from 9% growth in the average number of property management customers.

Cost of Revenue (Exclusive of Depreciation and Amortization)

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$43,347	$33,298	$10,049	30%
Percentage of revenue	41.2%	42.2%
Stock-based compensation, included above	$358	$471	$(113)	(24)%
Percentage of revenue	0.3%	0.6%
For the three months ended March 31, 2022, expenditures to third-party service providers related to the delivery of our Value Added Services increased $7.4 million, which was directly associated with the increased adoption and utilization of our Value Added Services, as evidenced by the $20.0 million increase in Value Added Services revenue. Personnel-related costs, including performance-based compensation, necessary to support growth and key investments, increased $2.3 million.
As a percentage of revenue, cost of revenue (exclusive of depreciation and amortization) fluctuates primarily based on the mix of Value Added Services revenue in the period, given the varying percentage of revenue we pay to third-party service providers. We expect cost of revenue (exclusive of depreciation and amortization) for the year ending December 31, 2022, to increase as a percentage of revenue, as we expect expenditures to third-party service providers related to the delivery of our Value Added Services revenue to increase at a faster rate than total revenue as a result of a higher growth rate related to our Value Added Services revenue.
Sales and Marketing

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Sales and marketing	$24,919	$16,179	$8,740	54%
Percentage of revenue	23.7%	20.5%
Stock-based compensation, included above	$1,460	$402	$1,058	263%
Percentage of revenue	1.4%	0.5%
Sales and marketing expense for the three months ended March 31, 2022 increased primarily due to a $6.4 million increase in personnel-related costs, including performance-based compensation, necessary to support growth in the business. Allocated shared and other costs increased by $1.7 million, primarily related to software and other costs incurred in support of our overall growth.

Research and Product Development

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Research and product development	$24,320	$14,383	$9,937	69%
Percentage of revenue	23.1%	18.2%
Stock-based compensation, included above	$2,806	$857	$1,949	227%
Percentage of revenue	2.7%	1.1%
Research and product development expense for the three months ended March 31, 2022 increased primarily due to an increase in personnel-related costs, including performance-based compensation, net of capitalized software development costs of $9.5 million, due to investments in our research and product development organization to support our strategy to expand the use cases of our product capabilities to the larger customer segment and to continue to strengthen the security of our product.
General and Administrative

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
General and administrative	$18,964	$13,361	$5,603	42%
Percentage of revenue	18.0%	16.9%
Stock-based compensation, included above	$2,794	$1,046	$1,748	167%
Percentage of revenue	2.7%	1.3%
General and administrative expense for the three months ended March 31, 2022 increased primarily due to a $3.7 million increase in personnel-related costs for investments in headcount and an increase of $1.9 million in allocated shared and other costs for professional fees, education and training, insurance, software and other costs to support our growth.
Depreciation and Amortization

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Depreciation and amortization	$8,415	$7,369	$1,046	14%
Percentage of revenue	8.0%	9.3%
Depreciation and amortization expense for the three months ended March 31, 2022 increased primarily due to increased amortization expense associated with higher accumulated capitalized software development balances.
Other (Loss) Income, net

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Other (loss) income, net	$(10)	$562	$(572)	(102)%
Percentage of revenue	—%	0.7%
Other (loss) income, net for the three months ended March 31, 2022 decreased primarily due to $429 thousand in other income recorded during the three months ended March 31, 2021 related to certain post-closing transition services provided to MyCase.

Benefit from Income Taxes

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Benefit from income taxes	$(285)	$(5,533)	$5,248	*
Percentage of revenue	(0.3)%	(7.0)%
*Percentage not meaningful
Our effective tax rate as compared to the U.S. federal statutory rate of 21% differs primarily due to the significance of the benefits associated with stock-based compensation expense and research and development tax credits, offset by the change in the valuation allowance against deferred taxes.
We expect to have a full valuation allowance on our U.S. federal and state deferred tax assets at the end of 2022 and therefore we expect income tax expense recorded for the year ended December 31, 2022 to be limited to the change in deferred taxes during the year plus current minimum state taxes.
Liquidity and Capital Resources
Our principal sources of liquidity continue to be cash, cash equivalents, and investment securities, as well as cash flows generated from our operations. We have financed our operations primarily through cash generated from operations. We believe that our existing cash and cash equivalents, investment securities, and cash generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.
Our future capital requirements will depend on many factors, including continued market acceptance of our software solutions, changes in the number of our customers, adoption and utilization of our Value Added Services by new and existing customers, the timing and extent of the introduction of new core functionality, products and Value Added Services, the timing and extent of our expansion into new or adjacent markets, and the timing and extent of our investments across our organization. In addition, we have in the past entered into, and may in the future enter into, arrangements to acquire or invest in new technologies or markets adjacent to those we serve today. Furthermore, our Board of Directors has authorized the repurchase of up to $100.0 million of shares of our Class A common stock from time to time. To date, we have repurchased $4.2 million of our Class A common stock under the share repurchase program.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(2,244)	$(4,437)
Net cash used in investing activities	(5,280)	(87,190)
Net cash used in financing activities	(973)	(3,892)
Net decrease in cash, cash equivalents and restricted cash	$(8,497)	$(95,519)
Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our core solutions and Value Added Services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
Net cash used in operating activities was $2.2 million for the three months ended March 31, 2022 compared to net cash used in operating activities of $4.4 million for the three months ended March 31, 2021. The net decrease in cash used in operating activities was primarily due to an increase in cash collections from customers and a decrease in income taxes paid related to the sale of MyCase during the three months ended March 31, 2021, offset by an increase in loss from operations.

Investing Activities
Cash used in investing activities is generally composed of purchases of investment securities, maturities and sales of investment securities, purchases of property and equipment, and additions to capitalized software development.
Net cash used in investing activities for the three months ended March 31, 2022 was $5.3 million compared to $87.2 million for the three months ended March 31, 2021. The net decrease in cash used in investing activities was primarily due to a decrease in purchases of available-for-sale investment securities, offset by an increase in proceeds from maturities of available-for-sale investment securities.
Financing Activities
Cash used in financing activities is generally composed of net share settlements for employee tax withholdings associated with the vesting of restricted stock units ("RSUs") offset by proceeds from the exercise of stock options.
Net cash used in financing activities for the three months ended March 31, 2022 was $1.0 million compared to $3.9 million for the three months ended March 31, 2021. The decrease in cash used in financing activities was primarily due to decreases in tax withholdings for net share settlements due to fewer RSUs vesting during the three months ended March 31, 2022.
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies and estimates described in our Annual Report that have had a material impact on our Condensed Consolidated Financial Statements and related notes.
Item 3. Qualitative and Quantitative Disclosure about Market Risk
Interest Rate Risk
Investment Securities
As of March 31, 2022, we had $124.2 million of investment securities consisting of United States government agency securities, corporate bonds, and treasury securities. The primary objective of investing in securities is to support our liquidity and capital needs. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
Our investment securities are exposed to market risk due to interest rate fluctuations. While fluctuations in interest rates do not impact our interest income from our investment securities as all of these securities have fixed interest rates, changes in interest rates may impact the fair value of the investment securities. Since our investment securities are held as available for sale, all changes in fair value impact our other comprehensive (loss) income unless an investment security is considered impaired in which case changes in fair value are reported in other expense. As of March 31, 2022, a hypothetical 100 basis point decrease in interest rates would have resulted in an increase in the fair value of our investment securities of approximately $1.1 million and a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investment securities of approximately $1.1 million. This estimate is based on a sensitivity model which measures an instant change in interest rates by 100 basis points at March 31, 2022.

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
Item 1A. Risk Factors
An investment in our Class A common stock involves risks. Before making an investment decision, you should carefully consider all of the information in this Quarterly Report, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Condensed Consolidated Financial Statements and related notes. In addition, you should carefully consider the risks and uncertainties described in the section entitled “Risk Factors” in our Annual Report, which was filed with the SEC on February 28, 2022, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that case, the trading price of our Class A common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results and prospects. As of the date of this report, there have been no material changes to the risk factors previously disclosed in the Annual Report. We may, however, disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
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

AppFolio, Inc.

Date:	May 9, 2022	By:	/s/ Jason Randall
Jason Randall
Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2022	By:	/s/ Fay Sien Goon
Fay Sien Goon
Chief Financial Officer
(Principal Financial and Accounting Officer)