Form 10-Q
period 2022-06-30
APPFOLIO INC
filed 2022-07-29
CIK 1433195

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022.
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.

Commission File Number 001-37468
AppFolio, Inc.
(Exact name of registrant as specified in its charter)

Delaware		26-0359894
(State of incorporation or organization)		(I.R.S. Employer Identification No.)

70 Castilian Drive		93117
Santa Barbara,	California
(Address of principal executive offices)		(Zip Code)
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

As of July 21, 2022, the number of shares of the registrant’s Class A common stock outstanding was 20,174,583 and the number of shares of the registrant’s Class B common stock outstanding was 14,826,432.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022 (this "Quarterly Report"), contains forward-looking statements within the meaning of federal securities laws, which statements involve substantial risks and uncertainties. The forward-looking statements made in this Quarterly Report are based primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and prospects and relate only to events as of the date on which the statements are made. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report and "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (our "Annual Report"), as well as in the other reports we file with the Securities and Exchange Commission (the "SEC"). You should read this Quarterly Report, and the other documents we file with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements. As such, you should not rely upon forward-looking statements as predictions of future events. Examples of forward-looking statements include, among others, statements made regarding changes in the competitive environment, responding to customer needs, research and product development plans, future products and services, growth in the size of our business and number of customers, strategic plans and objectives, business forecasts and plans, our future or assumed financial condition, results of operations and liquidity, trends affecting our business and industry, capital needs and financing plans, capital resource allocation plans, share repurchase plans, and commitments and contingencies, including with respect to the outcome of legal proceedings or regulatory matters. Any forward-looking statement made by us in this Quarterly Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

APPFOLIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par values)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$42,626	$57,847
Investment securities—current	75,425	64,600
Accounts receivable, net	16,175	12,595
Prepaid expenses and other current assets	22,157	23,553
Total current assets	156,383	158,595
Investment securities—noncurrent	49,909	61,076
Property and equipment, net	28,270	30,479
Operating lease right-of-use assets	29,228	41,710
Capitalized software development costs, net	37,496	41,212
Goodwill	56,147	56,147
Intangible assets, net	9,408	11,711
Other long-term assets	8,587	7,087
Total assets	$375,428	$408,017
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,338	$1,704
Accrued employee expenses—current	26,757	30,065
Accrued expenses	15,807	13,284
Deferred revenue	3,075	2,512
Other current liabilities	7,742	5,077
Total current liabilities	54,719	52,642
Operating lease liabilities	54,044	55,733
Other liabilities	1,674	2,261
Total liabilities	110,437	110,636
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A common stock	2	2
Class B common stock	2	2
Additional paid-in capital	185,542	171,930
Accumulated other comprehensive loss	(1,939)	(194)
Treasury stock	(25,756)	(25,756)
Retained earnings	107,140	151,397
Total stockholders’ equity	264,991	297,381
Total liabilities and stockholders’ equity	$375,428	$408,017
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$117,450	$89,040	$222,746	$167,961
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)(1)	47,430	32,819	90,777	66,117
Sales and marketing(1)	26,995	17,714	51,914	33,893
Research and product development(1)	26,687	15,506	51,007	29,889
General and administrative(1)	37,947	14,206	56,911	27,567
Depreciation and amortization	8,321	7,649	16,736	15,018
Total costs and operating expenses	147,380	87,894	267,345	172,484
(Loss) income from operations	(29,930)	1,146	(44,599)	(4,523)
Other income, net	45	496	35	1,058
Interest income	151	55	258	108
(Loss) income before provision for (benefit from) income taxes	(29,734)	1,697	(44,306)	(3,357)
Provision for (benefit from) income taxes	236	(324)	(49)	(5,857)
Net (loss) income	$(29,970)	$2,021	$(44,257)	$2,500

Net (loss) income per common share:
Basic	$(0.86)	$0.06	$(1.27)	$0.07
Diluted	$(0.86)	$0.06	$(1.27)	$0.07
Weighted average common shares outstanding:
Basic	34,927	34,548	34,881	34,479
Diluted	34,927	35,674	34,881	35,697
(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock-based compensation expense included in costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$726	$463	$1,084	$934
Sales and marketing	2,013	447	3,473	849
Research and product development	4,024	1,214	6,830	2,071
General and administrative	3,198	1,090	5,992	2,136
Total stock-based compensation expense	$9,961	$3,214	$17,379	$5,990
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(29,970)	$2,021	$(44,257)	$2,500
Other comprehensive loss:
Changes in unrealized losses on investment securities	(400)	(48)	(1,745)	(66)
Comprehensive (loss) income	$(30,370)	$1,973	$(46,002)	$2,434
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Class A		Class B		Capital	Loss	Stock	Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	19,417	$2	15,408	$2	$171,930	$(194)	$(25,756)	$151,397	$297,381
Exercise of stock options	17	—	—	—	100	—	—	—	100
Stock-based compensation	—	—	—	—	7,967	—	—	—	7,967
Vesting of restricted stock units, net of shares withheld for taxes	17	—	—	—	(1,073)	—	—	—	(1,073)
Conversion of Class B common stock to Class A common stock	572	—	(572)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(1,345)	—	—	(1,345)
Net loss	—	—	—	—	—	—	—	(14,287)	(14,287)
Balance at March 31, 2022	20,023	$2	14,836	$2	$178,924	$(1,539)	$(25,756)	$137,110	$288,743
Exercise of stock options	41	—	27	—	503	—	—	—	503
Stock-based compensation	—	—	—	—	10,639	—	—	—	10,639
Vesting of restricted stock units, net of shares withheld for taxes	66	—	—	—	(4,524)	—	—	—	(4,524)
Conversion of Class B common stock to Class A common stock	37	—	(37)	—	—	—	—	—	—
Issuance of restricted stock awards	6	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(400)	—	—	(400)
Net loss	—	—	—	—	—	—	—	(29,970)	(29,970)
Balance June 30, 2022	20,173	$2	14,826	$2	$185,542	$(1,939)	$(25,756)	$107,140	$264,991

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Class A		Class B		Capital	Income (Loss)	Stock	Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	18,729	$2	15,659	$2	$161,247	$56	$(25,756)	$150,369	$285,920
Exercise of stock options	23	—	—	—	100	—	—	—	100
Stock-based compensation	—	—	—	—	3,295	—	—	—	3,295
Vesting of restricted stock units, net of shares withheld for taxes	42	—	—	—	(3,992)	—	—	—	(3,992)
Conversion of Class B common stock to Class A common stock	108	—	(108)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(18)	—	—	(18)
Net income	—	—	—	—	—	—	—	479	479
Balance at March 31, 2021	18,902	$2	15,551	$2	$160,650	$38	$(25,756)	$150,848	$285,784
Exercise of stock options	13	—	84	—	545	—	—	—	545
Stock-based compensation	—	—	—	—	3,873	—	—	—	3,873
Vesting of restricted stock units, net of shares withheld for taxes	56	—	—	—	(4,908)	—	—	—	(4,908)
Conversion of Class B common stock to Class A common stock	14	—	(14)	—	—	—	—	—	—
Issuance of restricted stock awards	4	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(48)	—	—	(48)
Net income	—	—	—	—	—	—	—	2,021	2,021
Balance at June 30, 2021	18,989	$2	15,621	$2	$160,160	$(10)	$(25,756)	$152,869	$287,267
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash from operating activities
Net (loss) income	$(44,257)	$2,500
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	15,637	14,190
Amortization of operating lease right-of-use assets	1,809	1,399
Impairment	19,792	—
Deferred income taxes	(1,550)	(6,086)
Stock-based compensation, including as amortized	18,478	6,818
Other	6	(579)
Changes in operating assets and liabilities:
Accounts receivable	(2,924)	(4,007)
Prepaid expenses and other current assets	(2,652)	(2,171)
Other assets	(1,308)	(982)
Accounts payable	17	1,301
Accrued employee expenses—current	(3,217)	7,638
Accrued expenses	3,182	(3,047)
Deferred revenue	(94)	33
Operating lease liabilities	(1,311)	1,685
Other liabilities	1,673	(8,031)
Net cash provided by operating activities	3,281	10,661
Cash from investing activities
Purchases of available-for-sale investments	(44,900)	(148,293)
Proceeds from sales of available-for-sale investments	—	42,198
Proceeds from maturities of available-for-sale investments	43,498	26,750
Purchases of property and equipment	(5,099)	(2,804)
Capitalization of software development costs	(7,193)	(11,911)
Net cash used in investing activities	(13,694)	(94,060)
Cash from financing activities
Proceeds from stock option exercises	603	646
Tax withholding for net share settlement	(5,597)	(8,900)
Net cash used in financing activities	(4,994)	(8,254)
Net decrease in cash, cash equivalents and restricted cash	(15,407)	(91,653)
Cash, cash equivalents and restricted cash
Beginning of period	58,283	140,699
End of period	$42,876	$49,046

Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$484	$822
Capitalization of software development costs included in accrued expenses and accrued employee expenses	205	1,361
Stock-based compensation capitalized for software development	1,226	1,178

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within our Condensed Consolidated Balance Sheets to the total of the same such amounts shown above (in thousands):

	June 30,
	2022	2021
Cash and cash equivalents	$42,626	$48,610
Restricted cash included in other assets	250	436
Total cash, cash equivalents and restricted cash	$42,876	$49,046

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
1. Nature of Business
AppFolio, Inc. ("we," "us" or "our") is a leading provider of cloud business management solutions for the real estate industry. Our solutions enable our customers to digitally transform their businesses, automate and streamline critical business operations and deliver a better customer experience. We were founded in 2006 with the vision of revolutionizing vertical industry businesses by providing great software and services. Our mission is even more relevant today, when digital transformation is effectively a requirement for business success in the modern world, and the way we work and live requires powerful software solutions to enable a more seamless experience.
2. Summary of Significant Accounting Policies
Basis of Presentation and Significant Accounting Policies
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report, which was filed with the SEC on February 28, 2022. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim Condensed Consolidated Financial Statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of our Condensed Consolidated Financial Statements. The operating results for the six months ended June 30, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average common shares outstanding	34,931	34,553	34,885	34,484
Less: Weighted average unvested restricted shares subject to repurchase	4	5	4	5
Weighted average common shares outstanding; basic	34,927	34,548	34,881	34,479
Plus: Weighted average options, restricted stock units and restricted shares used to compute diluted net income per common share	—	1,126	—	1,218
Weighted average common shares outstanding; diluted	34,927	35,674	34,881	35,697
For the three and six months ended June 30, 2022 and 2021, an aggregate of 197,000 and 120,000 shares, respectively, underlying performance-based restricted stock units ("PSUs") were not included in the computations of diluted and anti-dilutive shares as they are considered contingently issuable upon satisfaction of pre-defined performance measures and their respective performance measures have not been met. Restricted stock units ("RSUs") with an anti-dilutive effect were excluded from the calculation of weighted average number of shares used to compute diluted net income per common share and they were not material for the three and six months ended June 30, 2021. Because we reported a net loss for the three and six months ended June 30, 2022, all potentially dilutive common shares are anti-dilutive for that period and have been excluded from the calculation of net loss per share.
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
3. Investment Securities and Fair Value Measurements
Investment Securities
Investment securities classified as available-for-sale consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$19,464	$—	$(60)	$19,404
Agency securities	19,752	—	(443)	19,309
Treasury securities	88,126	—	(1,505)	86,621
Total available-for-sale investment securities	$127,342	$—	$(2,008)	$125,334

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$29,080	$—	$(11)	$29,069
Agency securities	19,753	—	(27)	19,726
Treasury securities	77,108	2	(229)	76,881
Total available-for-sale investment securities	$125,941	$2	$(267)	$125,676

As of June 30, 2022, the decline in fair value below amortized cost basis was not considered other than temporary as it is more likely than not we will hold the securities until maturity or recovery of the cost basis. No allowance for credit losses for available-for-sale investment securities was recorded as of June 30, 2022 or December 31, 2021.
The fair values of available-for-sale investment securities, by remaining contractual maturity, are as follows (in thousands):

	June 30, 2022		December 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$75,878	$75,425	$64,627	$64,600
Due after one year through three years	51,464	49,909	61,314	61,076
Total available-for-sale investment securities	$127,342	$125,334	$125,941	$125,676
During the six months ended June 30, 2022 and 2021, we had sales and maturities (which include calls) of investment securities, as follows (in thousands):

	Six Months Ended June 30, 2022
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$—	$—	$—	$23,998
Treasury securities	—	—	—	19,500
Total	$—	$—	$—	$43,498

	Six Months Ended June 30, 2021
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Agency securities	$—	$—	$—	$5,250
Treasury securities	6	—	42,198	21,500
Total	$6	$—	$42,198	$26,750
Fair Value Measurements
Recurring Fair Value Measurements
The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 by level within the fair value hierarchy (in thousands):

	June 30, 2022
	Level 1	Level 2	Total Fair Value
Cash equivalents:
Money market funds	$4,784	$—	$4,784
Available-for-sale investment securities:
Corporate bonds	—	19,404	19,404
Agency securities	—	19,309	19,309
Treasury securities	86,621	—	86,621
Total	$91,405	$38,713	$130,118

	December 31, 2021
	Level 1	Level 2	Total Fair Value
Cash equivalents:
Money market funds	$6,105	$—	$6,105
Available-for-sale investment securities:
Corporate bonds	—	29,069	29,069
Agency securities	—	19,726	19,726
Treasury securities	76,881	—	76,881
Total	$82,986	$48,795	$131,781
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
4. Capitalized Software Development Costs, net
Capitalized software development costs were as follows (in thousands):

	June 30, 2022	December 31, 2021
Capitalized software development costs, gross	$121,981	$115,377
Less: Accumulated amortization	(84,485)	(74,165)
Capitalized software development costs, net	$37,496	$41,212
Capitalized software development costs were $4.2 million and $7.0 million for the three months ended June 30, 2022 and 2021, respectively, and $8.3 million and $14.1 million for the six months ended June 30, 2022 and 2021, respectively. Amortization expense with respect to capitalized software development costs totaled $6.0 million and $5.3 million for the three months ended June 30, 2022 and 2021, respectively, and $12.0 million and $10.3 million for the six months ended June 30, 2022 and 2021, respectively. During the three and six months ended June 30, 2022, we disposed of $0.9 million and $1.7 million, respectively, of fully amortized capitalized software development costs.
Future amortization expense with respect to capitalized software development costs is estimated as follows (in thousands):

Years Ending December 31,
2022	$11,216
2023	16,400
2024	8,276
2025	1,604
Total amortization expense	$37,496

5. Intangible Assets, net
Intangible assets consisted of the following (in thousands, except years):

	June 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$2,840	$(2,234)	$606	5.0
Database	8,330	(3,036)	5,294	10.0
Technology	6,539	(5,823)	716	4.0
Trademarks and trade names	1,890	(1,325)	565	5.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	7,400	(5,184)	2,216	5.0
Domain names	90	(79)	11	5.0
Patents	252	(252)	—	5.0
Total intangible assets, net	$28,021	$(18,613)	$9,408	6.3

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$2,840	$(2,006)	$834	5.0
Database	8,330	(2,620)	5,710	10.0
Technology	6,539	(5,107)	1,432	4.0
Trademarks and trade names	1,890	(1,128)	762	5.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	7,400	(4,444)	2,956	5.0
Domain names	90	(75)	15	5.0
Patents	252	(250)	2	5.0
Total intangible assets, net	$28,021	$(16,310)	$11,711	6.3

Amortization expense with respect to intangible assets totaled $1.2 million for the three months ended June 30, 2022 and 2021, and $2.3 million for the six months ended June 30, 2022 and 2021. Future amortization expense with respect to intangible assets is estimated as follows (in thousands):

Years Ending December 31,
2022	$2,302
2023	3,060
2024	835
2025	833
2026	833
Thereafter	1,545
Total amortization expense	$9,408

6. Leases
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
The components of lease expense recognized in the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$1,468	$1,202	$2,915	$2,297
Variable lease cost	252	394	375	700
Total lease cost	$1,720	$1,596	$3,290	$2,997

Lease-related assets and liabilities were as follows:

	June 30, 2022	December 31, 2021
Assets
Prepaid expenses and other current assets	$124	$4,854
Operating lease right-of-use assets	29,228	41,710

Liabilities
Other current liabilities	$3,451	$1,874
Operating lease liabilities	54,044	55,733
Total lease liabilities	$57,495	$57,607

Future minimum lease payments under non-cancellable leases as of June 30, 2022 were as follows (in thousands):

Years ending December 31,
2022	$2,199
2023	5,427
2024	6,351
2025	6,837
2026	7,035
Thereafter	42,281
Total future minimum lease payments	70,130
Less: imputed interest	(12,759)
Total	$57,371

During the second quarter of 2022, we decided to exit and make available for sublease certain leased office spaces. As a result, we reassessed our asset groupings and evaluated the recoverability of our right-of-use and other lease related assets, and determined that the carrying value of the respective asset groups of $23.3 million was not fully recoverable. As a result, we utilized discounted cash flow models to estimate the fair value of the asset groups taking into consideration the time period it will take to obtain a sublessee, the applicable discount rate and the anticipated sublease income and calculated the corresponding impairment loss. We use prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets, as well as our historical experience in real estate transactions. When available, we use valuation inputs from independent valuation experts, such as real estate appraisers and brokers, to corroborate our estimates of fair value. We recorded an impairment of $19.4 million consisting of $15.7 million related to ROU assets and $3.7 million related to property and equipment associated with our leased office spaces. These charges were recorded within General and administrative expenses in our Condensed Consolidated Statements of Operations.
7. Commitments and Contingencies
Legal Liability to Landlord Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc., which was established in connection with reinsuring liability to landlord insurance policies offered to our customers by our third-party service provider. Each policy has a limit of $100 thousand per incident. We assume a 100% quota share of the liability to landlord insurance policies placed with our customers by our third-party service provider. We accrue for reported claims, and include an estimate of losses incurred but not reported by our property manager customers, in cost of revenue because we bear the risk related to all such claims. Our estimated liability for reported claims and incurred but not reported claims as of June 30, 2022 and December 31, 2021 was $2.4 million and $1.7 million, respectively, and is included in Other current liabilities on our Condensed Consolidated Balance Sheets.
Included in Prepaid expenses and other current assets as of June 30, 2022 and December 31, 2021 are $3.0 million of deposits held with a third party related to requirements to maintain collateral for this insurance service.
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

8. Stock-Based Compensation
Stock Options
A summary of activity in connection with our stock options for the six months ended June 30, 2022, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years
Options outstanding as of December 31, 2021	846	$13.15	3.0
Options granted	—
Options exercised	(85)	7.06
Options cancelled/forfeited	—
Options outstanding as of June 30, 2022	761	$13.84	2.5
Our stock-based compensation expense for stock options was not material for the periods presented.
No stock options were granted during the six months ended June 30, 2022 or 2021.
Restricted Stock Units
A summary of activity in connection with our RSUs for the six months ended June 30, 2022, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2021	837	$118.27
Granted	547	112.97
Vested	(136)	103.08
Forfeited	(117)	101.13
Unvested as of June 30, 2022	1,131	$119.30
Unvested RSUs as of June 30, 2022 were composed of 0.9 million RSUs with only service conditions and 0.2 million PSUs with both service conditions and performance conditions. RSUs granted with only service conditions generally vest over a four-year period. The number of PSUs granted, as included in the above table, assumes achievement of the performance metric at 100% of the performance target. Of the unvested PSUs as of June 30, 2022, 0.1 million are subject to vesting based on the achievement of pre-established performance metrics for the year ending December 31, 2022 and will vest over a three year period, assuming continued employment throughout the performance period. The actual number of shares to be issued at the end of the performance period will range from 0% to 150% of the target number of shares depending on achievement relative to the performance metric over the applicable period. The remaining 0.1 million PSUs unvested as of June 30, 2022 are subject to vesting based on the achievement of pre-established performance metrics for three year measurement periods ending December 31, 2022 and 2023, assuming continued employment throughout the performance period. The actual number of shares to be issued at the end of the performance period will range from 0% to 100% of the initial target awards. Achievement of the performance metric between 100% and 150% of the performance target will result in a performance-based cash bonus payment between 0% and 65% of the initial target awards.
We recognized stock-based compensation expense for the RSUs and PSUs of $10.5 million and $3.7 million for the three months ended June 30, 2022 and 2021, respectively, and $18.3 million and $6.8 million for the six months ended June 30, 2022 and 2021, respectively. Excluded from stock-based compensation expense is capitalized software development costs of $0.7 million and $1.2 million for the three and six months ended June 30, 2022 and 2021. As of June 30, 2022, the total estimated remaining stock-based compensation expense for the aforementioned RSUs and PSUs was $107.4 million, which is expected to be recognized over a weighted average period of 3.0 years.

Restricted Stock Awards
A summary of activity in connection with our restricted stock awards ("RSAs") for the six months ended June 30, 2022 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2021	4	$144.33
Granted	6	96.33
Vested	(4)	144.33
Forfeited	—	—
Unvested as of June 30, 2022	6	$96.33
We have the right to repurchase any unvested RSAs subject to certain conditions. RSAs vest over a one-year period. Our stock-based compensation expense for RSAs was not material for the periods presented.
As of June 30, 2022, the total estimated remaining stock-based compensation expense for unvested RSAs with a repurchase right was $0.6 million, which is expected to be recognized over a weighted average period of one year.
9. Income Taxes
We calculate our provision for (benefit from) income taxes on a quarterly basis by applying an estimated annual effective tax rate to income/loss from operations and by calculating the tax effect of discrete items recognized during the quarter.
For the three and six months ended June 30, 2022, we recorded income tax expense of $0.2 million and an income tax benefit of $49 thousand, respectively. The effective tax rate as compared to the U.S. federal statutory rate of 21% differs primarily due to the significance of the benefits associated with stock-based compensation expense, research and development tax credits, offset by the change in the valuation allowance against deferred taxes.
There were no material changes to our unrecognized tax benefits during the six months ended June 30, 2022 and we do not expect to have any significant changes to unrecognized tax benefits through the remainder of the fiscal year.
10. Revenue and Other Information
The following table presents our revenue categories for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Core solutions	$32,414	$25,363	$63,223	$49,537
Value Added Services	81,450	60,447	152,950	111,957
Other	3,586	3,230	6,573	6,467
Total revenue	$117,450	$89,040	$222,746	$167,961
Our revenue is generated primarily from customers in the United States. All of our property and equipment is located in the United States.
Deferred Revenue
During the six months ended June 30, 2022 and 2021, we recognized $2.1 million and $1.8 million of revenue, respectively, which were included in the deferred revenue balances as of December 31, 2021 and 2020, respectively.

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
We rely heavily on our talented team of employees to execute our growth plans and achieve our long-term strategic objectives. We believe our people are at the heart of our success and our customers' success, and we have worked hard not only to attract and retain talented individuals, but also to provide a challenging and rewarding work environment to motivate and develop our valuable human capital. As we navigate the challenges of increased competition for talent, we have evolved our compensation and employee reward practices, which has had, and we expect will continue to have, a material impact on our results.
Property management units under management. We believe that our ability to increase our number of property management units under management is an indicator of our market penetration, growth, and potential future business opportunities. We define property management units under management as the number of active units in our core solutions. We had 6.83 million and 5.82 million property management units under management as of June 30, 2022 and 2021, respectively.
Key Components of Results of Operations
Revenue
Our core solutions and certain of our Value Added Services are offered on a subscription basis. Our core solutions subscription fees vary by property type and are designed to scale with the size of our customers’ businesses. We recognize revenue for subscription-based services on a straight-line basis over the contract term beginning on the date that our service is made available. We generally invoice monthly or, to a lesser extent, annually in advance of the subscription period.
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
We charge our customers for on-boarding assistance to our core solutions and certain other non-recurring services. We generally invoice for these other services in advance of the services being completed and recognize revenue upon completion of the related service. We generate revenue from the legacy customers of previously acquired businesses by providing services outside of our property management core solution platform. Revenue derived from these services is recorded in Other revenue. As of June 30, 2022 and 2021, we had 17,878 and 16,532 property management customers, respectively.

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
General and Administrative. General and administrative expense consists of personnel-related costs for employees in our executive, finance, information technology, human resources, legal, compliance, corporate development and administrative organizations (including salaries, performance-based cash compensation, benefits, and stock-based compensation). In addition, general and administrative expense includes fees for third-party professional services (including audit, legal, compliance, tax, and consulting services), transaction costs related to business combinations and divestitures, regulatory fees, other corporate expenses, impairment of long-lived assets, and allocated shared and other costs.
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
Provision for (Benefit from) Income Taxes. Provision for (benefit from) income taxes consists of federal and state income taxes in the United States.

Results of Operations

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Core solutions	$32,414	$25,363	$7,051	28%	$63,223	$49,537	$13,686	28%
Value Added Services	81,450	60,447	21,003	35%	152,950	111,957	40,993	37%
Other	3,586	3,230	356	11%	6,573	6,467	106	2%
Total revenue	$117,450	$89,040	$28,410	32%	$222,746	$167,961	$54,785	33%

The increase in revenue for the three and six months ended June 30, 2022, compared to the same periods in the prior year, was primarily attributable to growth in our base of property management customers driving an increase in the number of property units under management, and growth in users of our subscription and usage-based services. During the three and six month period ended June 30, 2022, we experienced growth of 17% in the number of property management units under management resulting from 8% growth in the number of property management customers, compared to the same periods in the prior year.

Cost of Revenue (Exclusive of Depreciation and Amortization)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$47,430	$32,819	$14,611	45%	$90,777	$66,117	$24,660	37%
Percentage of revenue	40.4%	36.9%			40.8%	39.4%
Stock-based compensation, included above	$726	$463	$263	57%	$1,084	$934	$150	16%
Percentage of revenue	0.6%	0.5%			0.5%	0.6%
For the three and six months ended June 30, 2022, expenditures to third-party service providers related to the delivery of our Value Added Services increased $11.3 million and $18.7 million, respectively, compared to the same periods in the prior year. These increases were directly associated with the increased adoption and utilization of our Value Added Services, as evidenced by the increases of $21.0 million and $41.0 million for the three and six months ended June 30, 2022, respectively, in Value Added Services revenue, compared to the same periods in the prior year. Personnel-related costs, including performance-based compensation, necessary to support growth and key investments, increased $3.4 million and $5.7 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year. Additionally, offsetting cost of revenue (exclusive of depreciation and amortization) during the three months ended June 30, 2021, was $2.1 million of incentives earned from third-party service providers related to programs intended to increase adoption and utilization of online payments.
As a percentage of revenue, cost of revenue (exclusive of depreciation and amortization) fluctuates primarily based on the mix of Value Added Services revenue in the period, given the varying percentage of revenue we pay to third-party service providers. We expect cost of revenue (exclusive of depreciation and amortization) for the year ending December 31, 2022, to increase as a percentage of revenue compared to the year ended December 31, 2021, as we expect expenditures to third-party service providers related to the delivery of our Value Added Services revenue to increase at a faster rate than total revenue as a result of a higher growth rate related to our Value Added Services revenue.

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Sales and marketing	$26,995	$17,714	$9,281	52%	$51,914	$33,893	$18,021	53%
Percentage of revenue	23.0%	19.9%			23.3%	20.2%
Stock-based compensation, included above	$2,013	$447	$1,566	350%	$3,473	$849	$2,624	309%
Percentage of revenue	1.7%	0.5%			1.6%	0.5%
Sales and marketing expense for the three and six months ended June 30, 2022 increased primarily due to increases in personnel-related costs, including performance-based compensation, necessary to support growth in the business of $5.8 million and $12.2 million, respectively, compared to the same periods in the prior year. Allocated shared and other costs increased by $3.0 million and $4.7 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year, with such increase being primarily related to software and other costs incurred in support of our overall growth.
We expect sales and marketing expense for the year ending December 31, 2022 to increase as a percentage of revenue compared to the year ended December 31, 2021, as we continue to increase our advertising, promotion and other marketing activities.
Research and Product Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Research and product development	$26,687	$15,506	$11,181	72%	$51,007	$29,889	$21,118	71%
Percentage of revenue	22.7%	17.4%			22.9%	17.8%
Stock-based compensation, included above	$4,024	$1,214	$2,810	231%	$6,830	$2,071	$4,759	230%
Percentage of revenue	3.4%	1.4%			3.1%	1.2%
Research and product development expense for the three and six months ended June 30, 2022 increased primarily due to an increase in personnel-related costs, including performance-based compensation, net of capitalized software development costs of $10.4 million and $19.9 million, respectively, compared to the same periods in the prior year.
We expect research and product development expenses for the year ending December 31, 2022 to increase as a percentage of revenue compared to the year ended December 31, 2021, as we continue to invest in our research and product development organization to support our strategy to expand the use cases of our product capabilities to the larger customer segment and to continue to strengthen the security of our product.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
General and administrative	$37,947	$14,206	$23,741	167%	$56,911	$27,567	$29,344	106%
Percentage of revenue	32.3%	16.0%			25.5%	16.4%
Stock-based compensation, included above	$3,198	$1,090	$2,108	193%	$5,992	$2,136	$3,856	181%
Percentage of revenue	2.7%	1.2%			2.7%	1.3%

General and administrative expense for the three and six months ended June 30, 2022 increased primarily due to lease-related asset impairment charges of $19.4 million and $19.8 million, respectively. Personnel-related costs, including performance-based compensation, increased $3.3 million and $7.0 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year. Allocated shared and other costs increased $1.0 million and $2.5 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year, for professional fees, education and training, insurance, software and other costs to support our growth.
Excluding the impairment charges, we expect general and administrative expenses for the year ending December 31, 2022 to increase slightly as a percentage of revenue compared to the year ended December 31, 2021, as we continue to invest in headcount.
Depreciation and Amortization

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Depreciation and amortization	$8,321	$7,649	$672	9%	$16,736	$15,018	$1,718	11%
Percentage of revenue	7.1%	8.6%			7.5%	8.9%
Depreciation and amortization expense for the three and six months ended June 30, 2022 increased, compared to the same periods in the prior year, primarily due to increased amortization expense associated with higher accumulated capitalized software development balances.
Other Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Other income, net	$45	$496	$(451)	(91)%	$35	$1,058	$(1,023)	(97)%
Percentage of revenue	—%	0.6%			—%	0.6%
Other income, net for the three and six months ended June 30, 2022 decreased primarily due to $0.3 million and $0.7 million in other income recorded during the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year, due to certain post-closing transition services provided to MyCase.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$236	$(324)	$560	*	$(49)	$(5,857)	$5,808	*
Percentage of revenue	0.2%	(0.4)%			—%	(3.5)%
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$3,281	$10,661
Net cash used in investing activities	(13,694)	(94,060)
Net cash used in financing activities	(4,994)	(8,254)
Net decrease in cash, cash equivalents and restricted cash	$(15,407)	$(91,653)
Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our core solutions and Value Added Services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
Net cash provided by operating activities was $3.3 million for the six months ended June 30, 2022 compared to net cash provided by operating activities of $10.7 million for the six months ended June 30, 2021. The net decrease in cash provided by operating activities was primarily due to an increase in employee related costs and the settlement of accounts payable offset by an increase in cash collections from customers due to higher revenue growth and a decrease in income taxes paid related to the sale of MyCase during the six months ended June 30, 2021.
Investing Activities
Cash used in investing activities is generally composed of purchases of investment securities, maturities and sales of investment securities, purchases of property and equipment, and additions to capitalized software development.
Net cash used in investing activities for the six months ended June 30, 2022 was $13.7 million compared to $94.1 million for the six months ended June 30, 2021. The net decrease in cash used in investing activities was primarily due to a decrease in purchases of available-for-sale investment securities, offset by an increase in proceeds from maturities of available-for-sale investment securities.
Financing Activities
Cash used in financing activities is generally composed of net share settlements for employee tax withholdings associated with the vesting of equity awards offset by proceeds from the exercise of stock options.
Net cash used in financing activities for the six months ended June 30, 2022 was $5.0 million compared to $8.3 million for the six months ended June 30, 2021. The decrease in cash used in financing activities was primarily due to a decrease in taxes paid related to net share settlement of equity awards.
Critical Accounting Policies and Estimates
Impairment of long-lived assets
In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), we evaluate our long-lived assets, such as property and equipment and right-of-use assets, for impairment whenever events and circumstances indicate that the assets might be impaired due to the carrying amount of an asset group not being recoverable. When the projected undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, the assets are adjusted to their estimated fair value and an impairment loss is recorded as a component of operating expenses.

During the second quarter of 2022, we decided to exit and make available for sublease certain other leased office spaces. As a result, we reassessed our asset groupings and evaluated the recoverability of our right-of-use and other lease related assets, and determined that the carrying value of the respective asset groups was not fully recoverable. As a result, we utilized discounted cash flow models to estimate the fair value of the asset groups and calculated the corresponding impairment loss. We recorded an impairment of $19.4 million consisting of $15.7 million related to ROU assets and $3.7 million related to property and equipment associated with our leased office spaces as described further in Note 6, Leases. The Company used the following significant assumptions to determine the impairment charge: time period it will take to obtain a sublessee, the applicable discount rate and the anticipated sublease income.
Item 3. Qualitative and Quantitative Disclosure about Market Risk
Interest Rate Risk
Investment Securities
As of June 30, 2022, we had $125.3 million of investment securities consisting of United States government agency securities, corporate bonds, and treasury securities. The primary objective of investing in securities is to support our liquidity and capital needs. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
Our investment securities are exposed to market risk due to interest rate fluctuations. While fluctuations in interest rates do not impact our interest income from our investment securities as all of these securities have fixed interest rates, changes in interest rates may impact the fair value of the investment securities. Since our investment securities are held as available for sale, all changes in fair value impact our other comprehensive (loss) income unless an investment security is considered impaired in which case changes in fair value are reported in other expense. As of June 30, 2022, a hypothetical 100 basis point decrease in interest rates would have resulted in an increase in the fair value of our investment securities of approximately $1.0 million and a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investment securities of approximately $1.0 million. This estimate is based on a sensitivity model which measures an instant change in interest rates by 100 basis points at June 30, 2022.
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
Item 5. Other Information
On July 27, 2022, the Company entered into an employment agreement (the “Employment Agreement”) with Jason Randall, the Company’s President and Chief Executive Officer. Pursuant to the Employment Agreement, Mr. Randall is entitled to receive (a) an annual base salary of $500,000, (b) an annual cash bonus award, with a target of $500,000 for fiscal year 2022, and (c) long-term incentive cash awards for increases in “economic value” on a per share basis measured as of December 31, 2023, December 31, 2024, and December 31, 2025 under the “long-term executive cash incentive plan” more fully described in the Company’s 2022 Proxy Statement. In the event the Company terminates Mr. Randall’s employment without “cause” or he resigns for “good reason,” he will be entitled to (i) twelve months of base salary continuation, (ii) a prorated short-term incentive award for the year of termination, (iii) payment of COBRA premiums for twelve months, (iv) payment of any earned but unpaid short-term incentive award, and (v) if such termination or resignation occurs in fiscal year 2022, a cash payment of $5,000,000 or, if such termination or resignation occurs during fiscal year 2023, 2024 or 2025, a prorated long-term incentive cash award.
The foregoing description of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Employment Agreement, a copy of which is filed as an exhibit to this Quarterly Report.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1	Employment agreement between the Company and Jason Randall
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AppFolio, Inc.

Date:	July 28, 2022	By:	/s/ Jason Randall
Jason Randall
Chief Executive Officer
(Principal Executive Officer)

Date:	July 28, 2022	By:	/s/ Fay Sien Goon
Fay Sien Goon
Chief Financial Officer
(Principal Financial and Accounting Officer)