Form 10-Q
period 2022-09-30
APPFOLIO INC
filed 2022-10-28
CIK 1433195

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022.
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

As of October 20, 2022, the number of shares of the registrant’s Class A common stock outstanding was 20,414,695 and the number of shares of the registrant’s Class B common stock outstanding was 14,746,432.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022 (this "Quarterly Report"), contains forward-looking statements within the meaning of federal securities laws, which statements involve substantial risks and uncertainties. The forward-looking statements made in this Quarterly Report are based primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and prospects and relate only to events as of the date on which the statements are made. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report and "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (our "Annual Report"), as well as in the other reports we file with the Securities and Exchange Commission (the "SEC"). You should read this Quarterly Report, and the other documents we file with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements. As such, you should not rely upon forward-looking statements as predictions of future events. Examples of forward-looking statements include, among others, statements made regarding changes in the competitive environment, responding to customer needs, research and product development plans, future products and services, growth in the size of our business and number of customers, strategic plans and objectives, business forecasts and plans, our future or assumed financial condition, results of operations and liquidity, trends affecting our business and industry, capital needs and financing plans, capital resource allocation plans, share repurchase plans, and commitments and contingencies, including with respect to the outcome of legal proceedings or regulatory matters. Any forward-looking statement made by us in this Quarterly Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

APPFOLIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par values)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$67,232	$57,847
Investment securities—current	72,018	64,600
Accounts receivable, net	14,884	12,595
Prepaid expenses and other current assets	22,660	23,553
Total current assets	176,794	158,595
Investment securities—noncurrent	45,200	61,076
Property and equipment, net	27,633	30,479
Operating lease right-of-use assets	28,539	41,710
Capitalized software development costs, net	36,002	41,212
Goodwill	56,060	56,147
Intangible assets, net	5,810	11,711
Other long-term assets	8,844	7,087
Total assets	$384,882	$408,017
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,508	$1,704
Accrued employee expenses—current	29,496	30,065
Accrued expenses	16,161	13,284
Other current liabilities	10,600	7,589
Total current liabilities	57,765	52,642
Operating lease liabilities	53,256	55,733
Other liabilities	1,989	2,261
Total liabilities	113,010	110,636
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock	2	2
Class B common stock	2	2
Additional paid-in capital	197,199	171,930
Accumulated other comprehensive loss	(2,553)	(194)
Treasury stock	(25,756)	(25,756)
Retained earnings	102,978	151,397
Total stockholders’ equity	271,872	297,381
Total liabilities and stockholders’ equity	$384,882	$408,017
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$125,079	$95,809	$347,825	$263,770
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)(1)	50,707	38,730	141,484	104,847
Sales and marketing(1)	25,644	19,362	77,558	53,255
Research and product development(1)	28,959	16,500	79,966	46,389
General and administrative(1)	19,347	13,404	76,258	40,971
Depreciation and amortization	8,241	7,826	24,977	22,844
Total costs and operating expenses	132,898	95,822	400,243	268,306
Loss from operations	(7,819)	(13)	(52,418)	(4,536)
Other income (loss), net	4,221	(353)	4,256	705
Interest income	374	65	632	173
Loss before provision for (benefit from) income taxes	(3,224)	(301)	(47,530)	(3,658)
Provision for (benefit from) income taxes	938	(160)	889	(6,017)
Net (loss) income	$(4,162)	$(141)	$(48,419)	$2,359

Net (loss) income per common share:
Basic	$(0.12)	$—	$(1.39)	$0.07
Diluted	$(0.12)	$—	$(1.39)	$0.07
Weighted average common shares outstanding:
Basic	35,043	34,614	34,936	34,525
Diluted	35,043	34,614	34,936	35,695
(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock-based compensation expense included in costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$789	$575	$1,873	$1,509
Sales and marketing	2,023	738	5,496	1,587
Research and product development	4,330	1,451	11,160	3,522
General and administrative	3,688	1,299	9,680	3,435
Total stock-based compensation expense	$10,830	$4,063	$28,209	$10,053
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(4,162)	$(141)	$(48,419)	$2,359
Other comprehensive loss:
Changes in unrealized losses on investment securities	(614)	(7)	(2,359)	(73)
Comprehensive (loss) income	$(4,776)	$(148)	$(50,778)	$2,286
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Class A		Class B		Capital	Loss	Stock	Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	19,417	$2	15,408	$2	$171,930	$(194)	$(25,756)	$151,397	$297,381
Exercise of stock options	17	—	—	—	100	—	—	—	100
Stock-based compensation	—	—	—	—	7,967	—	—	—	7,967
Vesting of restricted stock units, net of shares withheld for taxes	17	—	—	—	(1,073)	—	—	—	(1,073)
Conversion of Class B common stock to Class A common stock	572	—	(572)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(1,345)	—	—	(1,345)
Net loss	—	—	—	—	—	—	—	(14,287)	(14,287)
Balance at March 31, 2022	20,023	$2	14,836	$2	$178,924	$(1,539)	$(25,756)	$137,110	$288,743
Exercise of stock options	41	—	27	—	503	—	—	—	503
Stock-based compensation	—	—	—	—	10,639	—	—	—	10,639
Vesting of restricted stock units, net of shares withheld for taxes	66	—	—	—	(4,524)	—	—	—	(4,524)
Conversion of Class B common stock to Class A common stock	37	—	(37)	—	—	—	—	—	—
Issuance of restricted stock awards	6	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(400)	—	—	(400)
Net loss	—	—	—	—	—	—	—	(29,970)	(29,970)
Balance June 30, 2022	20,173	$2	14,826	$2	$185,542	$(1,939)	$(25,756)	$107,140	$264,991
Exercise of stock options	102	—	—	—	1,976	—	—	—	1,976
Stock-based compensation	—	—	—	—	11,665	—	—	—	11,665
Vesting of restricted stock units, net of shares withheld for taxes	32	—	—	—	(1,984)	—	—	—	(1,984)
Conversion of Class B common stock to Class A common stock	80	—	(80)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(614)	—	—	(614)
Net loss	—	—	—	—	—	—	—	(4,162)	(4,162)
Balance September 30, 2022	20,387	$2	14,746	$2	$197,199	$(2,553)	$(25,756)	$102,978	$271,872

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Class A		Class B		Capital	Income (Loss)	Stock	Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	18,729	$2	15,659	$2	$161,247	$56	$(25,756)	$150,369	$285,920
Exercise of stock options	23	—	—	—	100	—	—	—	100
Stock-based compensation	—	—	—	—	3,295	—	—	—	3,295
Vesting of restricted stock units, net of shares withheld for taxes	42	—	—	—	(3,992)	—	—	—	(3,992)
Conversion of Class B common stock to Class A common stock	108	—	(108)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(18)	—	—	(18)
Net income	—	—	—	—	—	—	—	479	479
Balance at March 31, 2021	18,902	$2	15,551	$2	$160,650	$38	$(25,756)	$150,848	$285,784
Exercise of stock options	13	—	84	—	545	—	—	—	545
Stock-based compensation	—	—	—	—	3,873	—	—	—	3,873
Vesting of restricted stock units, net of shares withheld for taxes	56	—	—	—	(4,908)	—	—	—	(4,908)
Conversion of Class B common stock to Class A common stock	14	—	(14)	—	—	—	—	—	—
Issuance of restricted stock awards	4	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(48)	—	—	(48)
Net income	—	—	—	—	—	—	—	2,021	2,021
Balance at June 30, 2021	18,989	$2	15,621	$2	$160,160	$(10)	$(25,756)	$152,869	$287,267
Exercise of stock options	29	—	—	—	146	—	—	—	146
Stock-based compensation	—	—	—	—	4,837	—	—	—	4,837
Vesting of restricted stock units, net of shares withheld for taxes	5	—	—	—	(403)	—	—	—	(403)
Conversion of Class B common stock to Class A common stock	168	—	(168)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(7)	—	—	(7)
Net loss	—	—	—	—	—	—	—	(141)	(141)
Balance at September 30, 2021	19,191	$2	15,453	$2	$164,740	$(17)	$(25,756)	$152,728	$291,699
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash from operating activities
Net (loss) income	$(48,419)	$2,359
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	23,295	21,545
Amortization of operating lease right-of-use assets	2,498	2,312
Impairment	19,792	—
Deferred income taxes	(1,392)	(6,394)
Stock-based compensation, including as amortized	29,891	11,352
Gain on sale of business	(4,156)	(380)
Other	(86)	89
Changes in operating assets and liabilities:
Accounts receivable	(2,579)	(1,350)
Prepaid expenses and other current assets	(3,159)	(3,558)
Other assets	(1,629)	(1,181)
Accounts payable	231	1,384
Accrued employee expenses—current	(822)	6,335
Accrued expenses	3,991	(1,426)
Operating lease liabilities	(1,748)	1,995
Other liabilities	3,576	(6,623)
Net cash provided by operating activities	19,284	26,459
Cash from investing activities
Purchases of available-for-sale investments	(70,394)	(167,041)
Proceeds from sales of available-for-sale investments	—	43,198
Proceeds from maturities of available-for-sale investments	76,598	73,754
Purchases of property and equipment	(5,943)	(5,166)
Capitalization of software development costs	(10,468)	(18,511)
Proceeds from sale of business, net of cash divested	5,124	—
Net cash used in investing activities	(5,083)	(73,766)
Cash from financing activities
Proceeds from stock option exercises	2,579	791
Tax withholding for net share settlement	(7,581)	(9,303)
Net cash used in financing activities	(5,002)	(8,512)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,199	(55,819)
Cash, cash equivalents and restricted cash
Beginning of period	58,283	140,699
End of period	$67,482	$84,880

Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$219	$886
Capitalization of software development costs included in accrued expenses and accrued employee expenses	549	945
Stock-based compensation capitalized for software development	2,062	1,952

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within our Condensed Consolidated Balance Sheets to the total of the same such amounts shown above (in thousands):

	September 30,
	2022	2021
Cash and cash equivalents	$67,232	$84,444
Restricted cash included in other assets	250	436
Total cash, cash equivalents and restricted cash	$67,482	$84,880

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
 2. Summary of Significant Accounting Policies
Basis of Presentation and Significant Accounting Policies
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report, which was filed with the SEC on February 28, 2022. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim Condensed Consolidated Financial Statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of our Condensed Consolidated Financial Statements. The operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average common shares outstanding	35,049	34,620	34,941	34,530
Less: Weighted average unvested restricted shares subject to repurchase	6	6	5	5
Weighted average common shares outstanding; basic	35,043	34,614	34,936	34,525
Plus: Weighted average options, restricted stock units and restricted shares used to compute diluted net income per common share	—	—	—	1,170
Weighted average common shares outstanding; diluted	35,043	34,614	34,936	35,695
For the three and nine months ended September 30, 2022 and 2021, an aggregate of 212,000 and 127,000 shares, respectively, underlying performance-based restricted stock units ("PSUs") were not included in the computations of diluted and anti-dilutive shares as they are considered contingently issuable upon satisfaction of pre-defined performance measures and their respective performance measures have not been met. Restricted stock units ("RSUs") with an anti-dilutive effect were excluded from the calculation of weighted average number of shares used to compute diluted net income per common share and they were not material for the nine months ended September 30, 2021. Because we reported a net loss for the three and nine months ended September 30, 2022, and the three months ended September 30, 2021, all potentially dilutive common shares are anti-dilutive for these periods and have been excluded from the calculation of net loss per share.
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

 3. Sale of Subsidiary Business
Sale of WegoWise
In August 2022, we completed the sale of AppFolio Utility Management, Inc., dba WegoWise ("WegoWise"), a former wholly owned subsidiary of the Company that provided cloud-based utility analytics reporting software solutions to our customers. We sold WegoWise for $5.2 million (the “WegoWise Transaction”) and recognized a pre-tax gain on the sale of $4.2 million. Net assets divested are primarily comprised of intangible assets of $2.5 million and deferred revenue of $1.7 million. The gain on the sale is included within Other income (loss), net in our Condensed Consolidated Statements of Operations.

 4. Investment Securities and Fair Value Measurements
Investment Securities
Investment securities classified as available-for-sale consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$17,483	$—	$(163)	$17,320
Agency securities	17,504	—	(596)	16,908
Treasury securities	84,855	1	(1,866)	82,990
Total available-for-sale investment securities	$119,842	$1	$(2,625)	$117,218

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$29,080	$—	$(11)	$29,069
Agency securities	19,753	—	(27)	19,726
Treasury securities	77,108	2	(229)	76,881
Total available-for-sale investment securities	$125,941	$2	$(267)	$125,676
As of September 30, 2022, the decline in fair value below amortized cost basis was not considered other than temporary as it is more likely than not we will hold the securities until maturity or recovery of the cost basis. No allowance for credit losses for available-for-sale investment securities was recorded as of September 30, 2022 or December 31, 2021.
The fair values of available-for-sale investment securities, by remaining contractual maturity, are as follows (in thousands):

	September 30, 2022		December 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$72,816	$72,018	$64,627	$64,600
Due after one year through three years	47,026	45,200	61,314	61,076
Total available-for-sale investment securities	$119,842	$117,218	$125,941	$125,676
During the nine months ended September 30, 2022 and 2021, we had sales and maturities (which include calls) of investment securities, as follows (in thousands):

	Nine Months Ended September 30, 2022
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$—	$—	$—	$28,998
Agency securities	—	—	—	2,250
Treasury securities	—	—	—	45,350
Total	$—	$—	$—	$76,598

	Nine Months Ended September 30, 2021
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$—	$—	$—	$2,800
Agency securities	—	—	—	9,250
Treasury securities	6	—	43,198	61,704
Total	$6	$—	$43,198	$73,754
Fair Value Measurements
Recurring Fair Value Measurements
The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 by level within the fair value hierarchy (in thousands):

	September 30, 2022
	Level 1	Level 2	Total Fair Value
Cash equivalents:
Money market funds	$5,570	$—	$5,570
Treasury securities	7,030	—	7,030
Available-for-sale investment securities:
Corporate bonds	—	17,320	17,320
Agency securities	—	16,908	16,908
Treasury securities	82,990	—	82,990
Total	$95,590	$34,228	$129,818

	December 31, 2021
	Level 1	Level 2	Total Fair Value
Cash equivalents:
Money market funds	$6,105	$—	$6,105
Available-for-sale investment securities:
Corporate bonds	—	29,069	29,069
Agency securities	—	19,726	19,726
Treasury securities	76,881	—	76,881
Total	$82,986	$48,795	$131,781
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

 5. Capitalized Software Development Costs, net
Capitalized software development costs were as follows (in thousands):

	September 30, 2022	December 31, 2021
Capitalized software development costs, gross	$125,686	$115,377
Less: Accumulated amortization	(89,684)	(74,165)
Capitalized software development costs, net	$36,002	$41,212
Capitalized software development costs were $4.5 million and $7.0 million for the three months ended September 30, 2022 and 2021, respectively, and $12.8 million and $21.0 million for the nine months ended September 30, 2022 and 2021, respectively. Amortization expense with respect to capitalized software development costs totaled $5.9 million and $5.5 million for the three months ended September 30, 2022 and 2021, respectively, and $18.0 million and $15.8 million for the nine months ended September 30, 2022 and 2021, respectively. During the three and nine months ended September 30, 2022, we disposed of $0.7 million and $2.5 million, respectively, of fully amortized capitalized software development costs.
Future amortization expense with respect to capitalized software development costs is estimated as follows (in thousands):

Years Ending December 31,
2022	$5,590
2023	17,691
2024	9,761
2025	2,766
2026	194
Total amortization expense	$36,002

 6. Intangible Assets, net and Goodwill
Intangible assets consisted of the following (in thousands, except years):

	September 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$1,670	$(1,393)	$277	5.0
Database	4,710	(1,766)	2,944	10.0
Technology	6,539	(6,182)	357	4.0
Trademarks and trade names	1,520	(1,133)	387	5.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	7,340	(5,505)	1,835	5.0
Domain names	90	(80)	10	5.0
Patents	252	(252)	—	5.0
Total intangible assets, net	$22,801	$(16,991)	$5,810	4.7

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$2,840	$(2,006)	$834	5.0
Database	8,330	(2,620)	5,710	10.0
Technology	6,539	(5,107)	1,432	4.0
Trademarks and trade names	1,890	(1,128)	762	5.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	7,400	(4,444)	2,956	5.0
Domain names	90	(75)	15	5.0
Patents	252	(250)	2	5.0
Total intangible assets, net	$28,021	$(16,310)	$11,711	6.3

Amortization expense with respect to intangible assets totaled $1.1 million and $1.2 million for the three months ended September 30, 2022 and 2021, respectively, and $3.4 million and $3.5 million for the nine months ended September 30, 2022 and 2021, respectively. Future amortization expense with respect to intangible assets is estimated as follows (in thousands):

Years Ending December 31,
2022	$977
2023	2,476
2024	473
2025	471
2026	471
Thereafter	942
Total amortization expense	$5,810

Our goodwill balance is solely attributed to acquisitions. The change in the carrying amount of goodwill during the nine months ended September 30, 2022 is as follows (in thousands):

Goodwill at December 31, 2021	$56,147
Goodwill attributed to WegoWise Transaction	(87)
Goodwill at September 30, 2022	$56,060

 7. Leases
Operating leases for our corporate offices have remaining lease terms ranging from one to ten years, some of which include options to extend the leases for up to ten years. These options to extend have not been recognized as part of our operating lease right-of-use assets and lease liabilities as it is not reasonably certain that we will exercise these options. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. Certain leases contain provisions for property-related costs that are variable in nature for which we are responsible, including common area maintenance, which are expensed as incurred.
The components of lease expense recognized in the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$1,254	$1,459	$4,169	$3,756
Variable lease cost	308	388	683	1,088
Total lease cost	$1,562	$1,847	$4,852	$4,844

Lease-related assets and liabilities were as follows (in thousands):

	September 30, 2022	December 31, 2021
Assets
Prepaid expenses and other current assets	$—	$4,854
Operating lease right-of-use assets	28,539	41,710

Liabilities
Other current liabilities	$3,802	$1,874
Operating lease liabilities	53,256	55,733
Total lease liabilities	$57,058	$57,607

Future minimum lease payments under non-cancellable leases as of September 30, 2022 were as follows (in thousands):

Years ending December 31,
2022	$1,321
2023	5,427
2024	6,351
2025	6,837
2026	7,035
Thereafter	42,281
Total future minimum lease payments	69,252
Less: imputed interest	(12,194)
Total	$57,058

During the second quarter of 2022, we decided to exit and make available for sublease certain leased office spaces. As a result, we reassessed our asset groupings and evaluated the recoverability of our right-of-use and other lease related assets, and determined that the carrying value of the respective asset groups of $23.3 million was not fully recoverable. As a result, we utilized discounted cash flow models to estimate the fair value of the asset groups taking into consideration the time period it will take to obtain a sublessee, the applicable discount rate and the anticipated sublease income and calculated the corresponding impairment loss. We used prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets, as well as our historical experience in real estate transactions. When available, we use valuation inputs from independent valuation experts, such as real estate appraisers and brokers, to corroborate our estimates of fair value. We recorded an impairment of $19.4 million consisting of $15.7 million related to right-of-use ("ROU") assets and $3.7 million related to property and equipment associated with our leased office spaces. These charges were recorded within General and administrative expenses in our Condensed Consolidated Statements of Operations.

 8. Commitments and Contingencies
Legal Liability to Landlord Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc., which was established in connection with reinsuring liability to landlord insurance policies offered to our customers by our third-party service provider. Each policy has a limit of $100 thousand per incident. We assume a 100% quota share of the liability to landlord insurance policies placed with our customers by our third-party service provider. We accrue for reported claims, and include an estimate of losses incurred but not reported by our property manager customers, in cost of revenue because we bear the risk related to all such claims. Our estimated liability for reported claims and incurred but not reported claims as of September 30, 2022 and December 31, 2021 was $2.9 million and $1.7 million, respectively, and is included in Other current liabilities on our Condensed Consolidated Balance Sheets.
Included in Prepaid expenses and other current assets as of September 30, 2022 and December 31, 2021 are $2.7 million and $3.0 million, respectively, of deposits held with a third party related to requirements to maintain collateral for this insurance service.
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

 9. Stock-Based Compensation
Stock Options
A summary of activity in connection with our stock options for the nine months ended September 30, 2022, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years
Options outstanding as of December 31, 2021	846	$13.15	3.0
Options granted	—
Options exercised	(187)	13.76
Options cancelled/forfeited	—
Options outstanding as of September 30, 2022	659	$12.98	2.4
Our stock-based compensation expense for stock options was not material for the periods presented.
No stock options were granted during the nine months ended September 30, 2022 or 2021.
Restricted Stock Units
A summary of activity in connection with our RSUs for the nine months ended September 30, 2022, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2021	837	$118.27
Granted	667	110.95
Vested	(187)	108.20
Forfeited	(130)	102.56
Unvested as of September 30, 2022	1,187	$117.46
Unvested RSUs as of September 30, 2022 were composed of 1.0 million RSUs with only service conditions and 0.2 million PSUs with both service conditions and performance conditions. RSUs granted with only service conditions generally vest over a four-year period. The number of PSUs granted, as included in the above table, assumes achievement of the performance metric at 100% of the performance target. Of the unvested PSUs as of September 30, 2022, 0.1 million are subject to vesting based on the achievement of pre-established performance metrics for the year ending December 31, 2022 and will vest over a three year period, assuming continued employment throughout the performance period. The actual number of shares to be issued at the end of the performance period will range from 0% to 150% of the target number of shares depending on achievement relative to the performance metric over the applicable period. The remaining 0.1 million PSUs unvested as of September 30, 2022 are subject to vesting based on the achievement of pre-established performance metrics for three year measurement periods ending December 31, 2022 and 2023, assuming continued employment throughout the performance period. The actual number of shares to be issued at the end of the performance period will range from 0% to 100% of the initial target awards. Achievement of the performance metric between 100% and 150% of the performance target will result in a performance-based cash bonus payment between 0% and 65% of the initial target awards.
We recognized stock-based compensation expense for the RSUs and PSUs of $11.5 million and $4.6 million for the three months ended September 30, 2022 and 2021, respectively, and $29.8 million and $11.4 million for the nine months ended September 30, 2022 and 2021, respectively. Excluded from stock-based compensation expense is capitalized software development costs of $0.8 million for the three months ended September 30, 2022 and 2021, and $2.1 million and $2.0 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the total estimated remaining stock-based compensation expense for the aforementioned RSUs and PSUs was $107.4 million, which is expected to be recognized over a weighted average period of 2.8 years.

Restricted Stock Awards
A summary of activity in connection with our restricted stock awards ("RSAs") for the nine months ended September 30, 2022 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2021	4	$144.33
Granted	6	96.33
Vested	(4)	144.33
Forfeited	—	—
Unvested as of September 30, 2022	6	$96.33
We have the right to repurchase any unvested RSAs subject to certain conditions. RSAs vest over a one-year period. Our stock-based compensation expense for RSAs was not material for the periods presented.
As of September 30, 2022, the total estimated remaining stock-based compensation expense for unvested RSAs with a repurchase right was $0.4 million, which is expected to be recognized over a weighted average period of 0.7 years.
 10. Income Taxes
We calculate our provision for (benefit from) income taxes on a quarterly basis by applying an estimated annual effective tax rate to income/loss from operations and by calculating the tax effect of discrete items recognized during the quarter.
For the three and nine months ended September 30, 2022, we recorded income tax expense of $0.9 million and $0.9 million, respectively. The effective tax rate as compared to the U.S. federal statutory rate of 21% differs primarily due to the significance of the benefits associated with stock-based compensation expense, research and development tax credits, offset by the change in the valuation allowance against deferred taxes.
There were no material changes to our unrecognized tax benefits during the nine months ended September 30, 2022 and we do not expect to have any significant changes to unrecognized tax benefits through the remainder of the fiscal year.
In August 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA contains several revisions to the Internal Revenue Code, including a 15% corporate minimum income tax on adjusted financial statement income for companies with profits greater than $1.0 billion and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022. While these tax law changes have no immediate effect and are not expected to have a material adverse effect on our results of operations going forward, we will continue to evaluate its impact as further information becomes available.
 11. Revenue and Other Information
The following table presents our revenue categories for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Core solutions	$33,940	$26,920	$97,163	$76,457
Value Added Services	88,399	65,578	241,349	177,535
Other	2,740	3,311	9,313	9,778
Total revenue	$125,079	$95,809	$347,825	$263,770
Our revenue is generated primarily from customers in the United States. All of our property and equipment is located in the United States.
Deferred Revenue
Deferred revenue as of September 30, 2022 and December 31, 2021 was $1.1 million and $2.5 million, respectively. During the nine months ended September 30, 2022 and 2021, we recognized $2.3 million and $2.1 million of revenue, respectively, which were included in the deferred revenue balances as of December 31, 2021 and 2020, respectively.

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
Property management units under management. We believe that our ability to increase our number of property management units under management is an indicator of our market penetration, growth, and potential future business opportunities. We define property management units under management as the number of active units in our core solutions. We had 7.08 million and 6.04 million property management units under management as of September 30, 2022 and 2021, respectively.

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
We charge our customers for onboarding assistance to our core solutions and certain other non-recurring services. We generally invoice for these other services in advance of the services being completed and recognize revenue upon completion of the related service. We generate revenue from the legacy customers of previously acquired businesses by providing services outside of our property management core solution platform. Revenue derived from these services is recorded in Other revenue. As of September 30, 2022 and 2021, we had 18,109 and 16,844 property management customers, respectively.

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
General and Administrative. General and administrative expense consists of personnel-related costs for employees in our executive, finance, information technology, human resources, legal, compliance, corporate development and administrative organizations (including salaries, performance-based cash compensation, benefits, and stock-based compensation). In addition, general and administrative expense includes fees for third-party professional services (including audit, legal, compliance, tax, and consulting services), transaction costs related to business combinations and sales, regulatory fees, other corporate expenses, impairment of long-lived assets, and allocated shared and other costs.
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
Other Income (Loss), Net. Other income (loss), net includes gains and losses associated with the sale of businesses and property and equipment, and income from certain post-closing transition services provided by us to MyCase, Inc. during fiscal year 2021.
Interest Income. Interest income includes interest earned on investment securities, amortization and accretion of the premium and discounts paid from the purchase of investment securities, and interest earned on cash deposited in our bank accounts.
Provision for (Benefit from) Income Taxes. Provision for (benefit from) income taxes consists of federal and state income taxes in the United States.

Results of Operations

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Core solutions	$33,940	$26,920	$7,020	26%	$97,163	$76,457	$20,706	27%
Value Added Services	88,399	65,578	22,821	35%	241,349	177,535	63,814	36%
Other	2,740	3,311	(571)	(17)%	9,313	9,778	(465)	(5)%
Total revenue	$125,079	$95,809	$29,270	31%	$347,825	$263,770	$84,055	32%

The increase in revenue for the three and nine months ended September 30, 2022, compared to the same periods in the prior year, was primarily attributable to growth in our base of property management customers driving an increase in the number of property management units under management, and growth in users of our subscription and usage-based services. During the three and nine month period ended September 30, 2022, we experienced growth of 17% in the number of property management units under management resulting from 8% growth in the number of property management customers, compared to the same periods in the prior year.

Cost of Revenue (Exclusive of Depreciation and Amortization)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$50,707	$38,730	$11,977	31%	$141,484	$104,847	$36,637	35%
Percentage of revenue	40.5%	40.4%			40.7%	39.7%
Stock-based compensation, included above	$789	$575	$214	37%	$1,873	$1,509	$364	24%
Percentage of revenue	0.6%	0.6%			0.5%	0.6%
For the three and nine months ended September 30, 2022, expenditures to third-party service providers related to the delivery of our Value Added Services increased $8.5 million and $27.2 million, respectively, compared to the same periods in the prior year. These increases were directly associated with the increased adoption and utilization of our Value Added Services. Personnel-related costs, including performance-based compensation, necessary to support growth and key investments, increased $3.5 million and $9.2 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year. Additionally, offsetting cost of revenue (exclusive of depreciation and amortization) during the three and nine months ended September 30, 2022 was $0.4 million and during the nine months ended September 30, 2021 was $2.0 million of incentives earned from third-party service providers related to programs intended to increase adoption and utilization of online payments.
As a percentage of revenue, cost of revenue (exclusive of depreciation and amortization) fluctuates primarily based on the mix of Value Added Services revenue in the period, given the varying percentage of revenue we pay to third-party service providers. We expect cost of revenue (exclusive of depreciation and amortization) for the year ending December 31, 2022, to increase as a percentage of revenue compared to the year ended December 31, 2021, as we expect expenditures to third-party service providers related to the delivery of our Value Added Services to increase at a faster rate than total revenue as a result of a higher growth rate related to our Value Added Services revenue.

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Sales and marketing	$25,644	$19,362	$6,282	32%	$77,558	$53,255	$24,303	46%
Percentage of revenue	20.5%	20.2%			22.3%	20.2%
Stock-based compensation, included above	$2,023	$738	$1,285	174%	$5,496	$1,587	$3,909	246%
Percentage of revenue	1.6%	0.8%			1.6%	0.6%
Sales and marketing expense for the three and nine months ended September 30, 2022 increased primarily due to increases in personnel-related costs, including performance-based compensation, necessary to support growth in the business of $5.0 million and $17.2 million, respectively, compared to the same periods in the prior year. Allocated shared and other costs increased by $1.9 million and $6.6 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year, with such increase being primarily related to software and other costs incurred in support of our overall growth.
We expect sales and marketing expense for the year ending December 31, 2022 to increase as a percentage of revenue compared to the year ended December 31, 2021, as we continue to invest in headcount to support our growth and increase our advertising, promotion and other marketing activities.
Research and Product Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Research and product development	$28,959	$16,500	$12,459	76%	$79,966	$46,389	$33,577	72%
Percentage of revenue	23.2%	17.2%			23.0%	17.6%
Stock-based compensation, included above	$4,330	$1,451	$2,879	198%	$11,160	$3,522	$7,638	217%
Percentage of revenue	3.5%	1.5%			3.2%	1.3%
Research and product development expense for the three and nine months ended September 30, 2022 increased primarily due to an increase in personnel-related costs including performance-based compensation, net of capitalized software development costs, of $11.6 million and $31.5 million, respectively, compared to the same periods in the prior year.
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
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
General and administrative	$19,347	$13,404	$5,943	44%	$76,258	$40,971	$35,287	86%
Percentage of revenue	15.5%	14.0%			21.9%	15.5%
Stock-based compensation, included above	$3,688	$1,299	$2,389	184%	$9,680	$3,435	$6,245	182%
Percentage of revenue	2.9%	1.4%			2.8%	1.3%

General and administrative expense for the three months ended September 30, 2022 increased primarily due to an increase in personnel-related costs, including performance-based compensation, of $3.1 million, compared to the same period in the prior year. Allocated shared and other costs increased $0.9 million for the three months ended September 30, 2022, compared to the same period in the prior year, for professional fees, education and training, insurance, software and other costs to support our growth. Additionally, offsetting general and administrative expense for the three months ended September 30, 2021 was a $1.9 million insurance recovery related to our previously disclosed settlement with the Federal Trade Commission (the "FTC").
General and administrative expense for the nine months ended September 30, 2022 increased primarily due to a lease-related asset impairment charge of $19.8 million. Personnel-related costs, including performance-based compensation, increased $10.1 million for the nine months ended September 30, 2022, compared to the same period in the prior year. Allocated shared and other costs increased $3.5 million for the nine months ended September 30, 2022, compared to the same period in the prior year, for professional fees, education and training, insurance, software and other costs to support our growth. Additionally, offsetting general and administrative expense for the nine months ended September 30, 2021 was a $1.9 million insurance recovery related to our previously disclosed settlement with the Federal Trade Commission (the "FTC").
Excluding the impairment charge, we expect general and administrative expenses for the year ending December 31, 2022 to increase as a percentage of revenue compared to the year ended December 31, 2021, as we continue to invest in headcount. Further, we expect to incur additional personnel-related costs in future periods related to certain incentive-based compensation programs.
Depreciation and Amortization

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Depreciation and amortization	$8,241	$7,826	$415	5%	$24,977	$22,844	$2,133	9%
Percentage of revenue	6.6%	8.2%			7.2%	8.7%
Depreciation and amortization expense for the three and nine months ended September 30, 2022 increased, compared to the same periods in the prior year, primarily due to increased amortization expense associated with accumulated capitalized software development balances.
Other Income (Loss), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Other income (loss), net	$4,221	$(353)	$4,574	(1,296)%	$4,256	$705	$3,551	504%
Percentage of revenue	3.4%	(0.4)%			1.2%	0.3%
Other income (loss), net for the three and nine months ended September 30, 2022 increased, compared to the same periods in the prior year, primarily due to the gain of $4.2 million associated with the WegoWise Transaction.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$938	$(160)	$1,098	*	$889	$(6,017)	$6,906	*
Percentage of revenue	0.7%	(0.2)%			0.3%	(2.3)%
*Percentage not meaningful
Our effective tax rate as compared to the U.S. federal statutory rate of 21% differs primarily due to the significance of the benefits associated with stock-based compensation expense, and research and development tax credits.

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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$19,284	$26,459
Net cash used in investing activities	(5,083)	(73,766)
Net cash used in financing activities	(5,002)	(8,512)
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,199	$(55,819)
Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our core solutions and Value Added Services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
Net cash provided by operating activities was $19.3 million for the nine months ended September 30, 2022 compared to net cash provided by operating activities of $26.5 million for the nine months ended September 30, 2021. The net decrease in cash provided by operating activities was primarily due to an increase in employee related costs and the settlement of accounts payable offset by an increase in cash collections from customers due to higher revenue growth and a decrease in income taxes paid related to the sale of MyCase, Inc. during the nine months ended September 30, 2021.
Investing Activities
Cash used in investing activities is generally composed of purchases of investment securities, maturities and sales of investment securities, purchases of property and equipment, and additions to capitalized software development.
Net cash used in investing activities for the nine months ended September 30, 2022 was $5.1 million compared to $73.8 million for the nine months ended September 30, 2021. The net decrease in cash used in investing activities was primarily due to decreases in purchases of available-for-sale investment securities and capitalization of software development costs, offset by a decrease in proceeds from sales of available-for-sale investment securities and net proceeds from the WegoWise Transaction.
Financing Activities
Cash used in financing activities is generally composed of net share settlements for employee tax withholdings associated with the vesting of equity awards offset by proceeds from the exercise of stock options.
Net cash used in financing activities for the nine months ended September 30, 2022 was $5.0 million compared to $8.5 million for the nine months ended September 30, 2021. The decrease in cash used in financing activities was primarily due to a decrease in taxes paid related to net share settlement of equity awards.
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
During the second quarter of 2022, we decided to exit and make available for sublease certain other leased office spaces. As a result, we reassessed our asset groupings and evaluated the recoverability of our right-of-use and other lease related assets, and determined that the carrying value of the respective asset groups was not fully recoverable. As a result, we utilized discounted cash flow models to estimate the fair value of the asset groups and calculated the corresponding impairment loss. We recorded an impairment of $19.4 million consisting of $15.7 million related to ROU assets and $3.7 million related to property and equipment associated with our leased office spaces as described further in Note 7, Leases. We used the following significant assumptions to determine the impairment charge: time period it will take to obtain a sublessee, the applicable discount rate and the anticipated sublease income.
Item 3. Qualitative and Quantitative Disclosure about Market Risk
Interest Rate Risk
Investment Securities
As of September 30, 2022, we had $117.2 million of investment securities consisting of United States government agency securities, corporate bonds, and treasury securities. The primary objective of investing in securities is to support our liquidity and capital needs. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
Our investment securities are exposed to market risk due to interest rate fluctuations. While fluctuations in interest rates do not impact our interest income from our investment securities as all of these securities have fixed interest rates, changes in interest rates may impact the fair value of the investment securities. Since our investment securities are held as available for sale, all changes in fair value impact our other comprehensive (loss) income unless an investment security is considered impaired in which case changes in fair value are reported in other expense. As of September 30, 2022, a hypothetical 100 basis point decrease in interest rates would have resulted in an increase in the fair value of our investment securities of approximately $0.9 million and a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investment securities of approximately $0.9 million. This estimate is based on a sensitivity model which measures an instant change in interest rates by 100 basis points at September 30, 2022.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in various investigative inquiries, legal proceedings and other disputes arising from or related to matters incident to the ordinary course of our business activities, including actions with respect to intellectual property, employment, labor, regulatory and contractual matters. Although the results of such investigative inquiries, legal proceedings and other disputes cannot be predicted with certainty, we believe that we are not currently a party to any matters which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows. However, regardless of the merit of any matters raised or the ultimate outcome, investigative inquiries, legal proceedings and other disputes may generally have an adverse impact on us as a result of defense and settlement costs, diversion of management resources, and other factors.
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
Item 5. Other Information
On October 25, 2022, Jon Walker, our Founder and Chief Technology Officer, announced his intention to step down from his position as Chief Technology Officer, effective December 31, 2022. Mr. Walker will continue to serve at AppFolio as Founder, focusing primarily on growing the business, and will work to transition the responsibilities of the Chief Technology Officer among others within the organization over the coming months. We do not intend to appoint a new Chief Technology Officer at this time.

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

AppFolio, Inc.

Date:	October 27, 2022	By:	/s/ Jason Randall
Jason Randall
Chief Executive Officer
(Principal Executive Officer)

Date:	October 27, 2022	By:	/s/ Fay Sien Goon
Fay Sien Goon
Chief Financial Officer
(Principal Financial and Accounting Officer)