Form 10-K
period 2022-12-31
APPFOLIO INC
filed 2023-02-09
CIK 1433195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

 FORM 10-K
_________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Class A common stock on June 30, 2022 (the last business day of the registrant’s mostly recently completed second fiscal quarter), as reported on the NASDAQ Global Market on such date, was approximately $2.136 billion. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer, director and holder of 10% or more of the registrant’s outstanding Class A common stock and Class B common stock have been excluded from this calculation as such persons may be deemed to be affiliates. The determination of affiliate status for this purpose does not reflect a determination that any of such persons shall be deemed to be an affiliate of the registrant for any other purpose.

At February 2, 2023, the number of shares of the registrant’s Class A common stock outstanding was 20,649,685 and the number of shares of the registrant’s Class B common stock outstanding was 14,746,432.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (this “Annual Report”), are incorporated by reference in Part III, Items 10-14 of this Annual Report. Except for the portions of the Proxy Statement specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.
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

APPFOLIO, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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
Overview
Founded in 2006, AppFolio is a leading provider of cloud business management solutions for the real estate industry. Our solutions are designed to enable our property manager customers to digitally transform their businesses, address critical business operations and deliver a better customer experience. Digital transformation is effectively a requirement for business success in the modern world, and the way we work and live today requires powerful software solutions.
AppFolio solutions are designed to meet that need in the real estate industry. We help our customers navigate an increasingly interconnected and growing network of stakeholders in their business ecosystems, including property owners, real estate investment managers, rental prospects, residents, and service providers, and provide key functionality related to critical transactions across the real estate lifecycle, including screening potential tenants, sending and receiving payments and even providing insurance-related risk mitigation services. AppFolio’s intuitive interface, coupled with streamlined and automated workflows, makes it easier for our customers to eliminate redundant and manual processes so they can deliver a great experience for their network of stakeholders while improving financial and operational performance.
Our platform and mobile-optimized solutions are designed for use across multiple devices and operating systems, and to be (a) a system of record to centralize and automate essential business processes, (b) a system of engagement to enhance business interactions between our customers and their network of stakeholders, and (c) a system of intelligence to leverage data to predict and optimize business workflows in order to enable exceptional customer experiences and increase efficiency across their businesses. Our solutions are offered as a service, and are hosted using a modern cloud-based architecture.
We rely on strategic partners and third-party service providers to deliver certain aspects of our solutions, and strive to provide a seamlessly integrated experience for our customers and their stakeholders. We believe our customer-centric culture drives a focus on customer satisfaction that leads to long-term retention and, ultimately, to our long-term success.

Our Core Solutions
Our Platform
AppFolio’s platform addresses important aspects of workflows common to property management and is frequently updated in response to market trends and customer needs. Further, we believe that partnering and integrating with curated third party solutions to enable important functionality for our customers and their stakeholders while maintaining an elevated customer experience will benefit our customer base over time. Core functionality of our services addresses key operational issues, including accounting, business analytics and management, marketing and leasing functionality, maintenance and operational efficiency, as well as communications with key stakeholders in our customers' business ecosystems.
AppFolio Property Manager
AppFolio Property Manager provides the platform upon which property managers can run their business operations. Property management companies choose AppFolio Property Manager to leverage the benefits of process automation, an easy-to-use interface, and the optimization of common workflows. Customers include third-party property managers and owner-operators, who typically manage single- and multi-family residential properties, including single family homes, multi-family apartments, mobile homes, affordable housing, student housing, senior housing, and others who manage community association and commercial properties.
AppFolio Property Manager serves as our customers’ system of record with accounting functionality at the core. All critical transactions are completed and recorded in the system and give our customers access to the data they need to run their business. AppFolio Property Manager is also the system of engagement that customers use to interact with key stakeholders in their business ecosystems, including residents living at their properties, owners and investors owning those properties, and vendors providing products and services to the properties. Both aspects of the system are inherently interconnected so that the day-to-day interactions, such as residents paying rent through the AppFolio Property Manager mobile app, are instantly reflected in the system of record. AppFolio Property Manager's mobile capabilities enable our customers' teams to be productive regardless of their location, responding to leasing inquiries, addressing work orders, or completing inspections on the go. Due to their distributed nature, this is especially relevant for our property management customers with a significant portion of single-family or small multi-family properties.

AppFolio Property Manager Plus
We continue to serve customers with larger and more complex portfolios with AppFolio Property Manager Plus, recognizing the evolving needs these customers have for deeper business insights, automation, and more advanced experiences. These customers typically have a more diverse mix of property types, a wider geographical dispersion of their properties, and the larger teams necessary to manage those types of portfolios. AppFolio Property Manager Plus is designed to solve these challenges in multiple ways: customizable workflows allow customers to digitize their existing processes; performance insights help drive efficiency; intelligent revenue management helps maximize real estate asset potential; integrations with a growing list of technology partners open new and diverse technologies and experiences; dedicated strategic account managers help customers realize the full benefit of our platform and solutions.
Value Added Services
AppFolio Property Manager’s optional but often mission-critical Value Added Services are designed to enhance, automate and streamline business-critical processes and workflows. These services build on functionality and workflows in our core solutions and generally fall into the categories of marketing and leasing, electronic payment services, business optimization, and risk mitigation (e.g., insurance-related services). We strive for a seamless experience for our customers that increases their efficiency while not sacrificing ease of use of AppFolio Property Manager and AppFolio Property Manager Plus, whether services are offered by AppFolio or by a third-party partner. Utilization and adoption of our Value Added Services is typically higher for residential properties than community association or commercial properties because of the unique and complex needs of the residential rental lifecycle.
We empower our customers and their network of stakeholders with a wide variety of Value Added Services, primarily:
•Payments. Our electronic payment services allow property managers to streamline their receivables and payables through a variety of online payment options. Customers can collect funds through our secure online portal, our mobile application and/or via electronic cash payments from various stakeholders, including applicants, residents and property owners. Types of funds that may be collected include rental application fees, security deposits, rent payments, and other tenant charges; contributions from property owners; and periodic dues from those living in community associations. Customers can also electronically send funds to various stakeholders, including distributions to property owners, payments to service providers, and even payment to their own management company.
•Screening. Our tenant screening services include background screening, credit checks, income verification, and a streamlined rental history verification process for use in connection with the rental application process.
•Insurance. Through our FolioGuard™ brand, we offer risk mitigation products for residents and property managers. FolioGuard Smart Ensure, our liability to landlord insurance product, allows property management customers to enforce insurance coverage requirements within their leases by tracking coverage of their units and adding uncovered units to a qualifying liability to landlord insurance policy via a licensed insurance broker. FolioGuard Renters Insurance protects the personal belongings of renters, as well as the property itself, from certain unexpected damages.
We experience some seasonality in our Value Added Services revenue. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional details regarding seasonality of revenue.
Our Growth Strategy
Our growth strategy is to provide increasingly valuable business management solutions to new and existing customers in the real estate industry. We are leveraging our growing footprint to expand within the property management market. Key components of our near and extended term growth strategy include:
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
Our Customers
We define customers as those paying for a subscription to our core solutions. As of December 31, 2022, we had 18,441 property management customers. No individual customer represented 10% or more of our total revenue for fiscal 2022.
Customer Service
We believe our success is tied to long-term customer relationships, not a one-time sale. Our team is structured to deliver ongoing service; this includes ongoing live and on-demand training, a library of resources, and personalized account management. We regularly measure our Net Promoter Score and solicit customer feedback in a variety of ways in an effort to continue to better serve our customers. Our solutions are designed to be easy to use and manage, and we offer training and support at no extra charge.
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
Technology and Operations
Our products are powered by a highly scalable computing platform and are designed with a strong focus on data security and availability. We take great care to keep our application framework and the rest of our software stack current in order to mitigate known security vulnerabilities. Our computing platform and cloud infrastructure are primarily powered by Amazon Web Services’ Elastic Compute Cloud (EC2) platform. In order to ensure that data is not lost and that customer requests can be satisfied, production assets are securely replicated and regularly backed up to multiple geographic regions.
We monitor our production infrastructure to ensure high performance and availability, and our architecture allows our operators significant flexibility in achieving these goals. In particular, we have fine-grained control over the specific server and region on which each customer's data resides, and can move such data between different geographic regions in order to avoid service disruption or to increase service performance.
All sensitive data in our systems, including passwords, Social Security numbers, and tax identification numbers, is encrypted during transmission, and before being written to disk. We regularly evaluate our product and infrastructure security, including through third-party penetration testing. In addition, our products allow our customers to define roles that provide different levels of access to users, allowing them to view and modify specific items depending on their role. Supervisors can distribute work to staff in a secure and controlled environment, while leadership retains visibility across the entire system. Some sensitive customer actions require secondary verification via two-factor authentication, and any customer can enable two-factor authentication for logging into their account.

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
Competition
The overall market for business management solutions in the real estate and other industries is global, highly competitive, and continually evolving to respond to changes in technology, operational requirements, and ever-changing laws and regulations. We believe our competitors primarily fall into the following categories:
•On-premise or cloud-based real estate business management service providers that serve companies of all sizes in our markets; and
•On-premise or cloud-based horizontal business management service providers that offer broad solutions across multiple industries.
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
Human Capital

We believe our people are at the heart of our success. Our employees’ dedication to and passion for creating and delivering transformative solutions provides us with a competitive advantage and creates long-lasting relationships with our customers. We believe our efforts in creating and maintaining strong connections — with our customers, partners, and team members — differentiates AppFolio as a great place to work. This has led to recognition that demonstrates our valued company culture and workplace: In 2022, Fortune recognized AppFolio as one of the Best Workplaces in Technology, and the Glassdoor Employees’ Choice Awards listed AppFolio as one of the Best Places to Work.
Our company culture, driven by the following six core values, fuels our dedication and passion:
•Simpler Is Better
•Great, Innovative Products Are Key To A Great Business
•Great People Make A Great Company
•Listening To Customers Is In Our DNA
•Small, Focused Teams Keep Us Agile
•We Do The Right Thing; It’s Good For Business
As of December 31, 2022, we had 1,785 employees. We routinely engage temporary employees and consultants. Approximately 3% of our workforce is represented by a union, the Communications Workers of America. While it is our firm belief that a direct relationship between employee and employer is best, we recognize the decision made by these employees. We consider our relationships with our employees and consultants to be strong. To maintain this strong relationship and attract new talent, our human capital management efforts focus on the following initiatives:

Diversity, Equity, and Inclusion. Diversity is core to our values and, we believe, necessary to drive innovation and collective growth. Our commitment to diversity, equity and inclusion starts at the leadership level and cascades to our talented employees. AppFolio’s employee-led resource groups aim to create an environment where everyone is valued for their uniqueness, while also feeling part of the larger whole. We work hard to make sure our employees’ voices are heard, from our practice of small, focused teams to setting annual company initiatives together as an organization.
When we conducted a voluntary survey of our workforce in 2022, of those who elected to share, approximately 54% identified as men, 45% identified as women, and less than 1% identified as nonbinary. Additionally approximately 65% identified as White, 12% identified as Asian, 11% identified as Hispanic or Latino, 5% identified as Black or African American, less than 1% identified as American Indian or Alaska Native, less than 1% identified as Native Hawaiian or Other Pacific Islander, and 6% identified as two or more races.
Our recruiting practices focus on attracting and hiring employees with diverse backgrounds, experiences, and approaches at all levels of the company. We have key partnerships with universities and professional organizations and provide ongoing education to our hiring teams that are focused on closing the diversity gap and growing our team.
Employee Development. We invest significant resources to develop the talent needed to remain at the forefront of innovation and make us an employer of choice. Employees throughout our organization have access to tailored training and learning programs designed both for our entire employee base as well as for distinct employee audiences. Our annual engagement survey provides a platform for employees to provide anonymous feedback directly to their managers and our executives.
Societal Impact. We believe in making an impactful contribution to the causes and communities that are meaningful to our employees in the context of the real estate industry. We encourage employee volunteerism through our employee-led Give Back Committee and company-wide benefit of eight hours of paid volunteer time off annually. Our corporate philanthropy program “AppFolio Gives Back” supports housing affordability, an ongoing challenge in the real estate industry, through a combination of employee fundraising, team volunteering, and a corporate matching gift program.
Environmental Stewardship. We believe in a culture of environmental stewardship, and through our employee-led “Green Team” we strive to have a positive impact on our environment both in the workplace and at home by educating employees on environmental issues and encouraging action.
Compensation and Benefits. Our compensation and benefits programs support the wellness of our employees and their families so they feel they can live their best lives both at work and at home. Our competitive compensation packages may include base salary, commission or annual performance-based bonuses, and stock-based compensation. We also offer paid parental leave, paid sabbaticals, paid leave to care for family members, and access to fertility networks and discounts on fertility care. We review our programs periodically to ensure they remain competitive.
Health, Safety, and Wellness. We are committed to providing a safe workplace for our employees and assisting them in maintaining a healthy work-life balance. We regularly solicit feedback to assess the well-being and needs of our employees and offer resources focused on mental health and physical wellness. We have embraced Together@AppFolio, our hybrid work model, where many of our employees work out of one of our offices several days a week and others work remotely.
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

Risks Related to Growing Our Business
If we fail to manage our growth effectively, our costs and operating expenses may increase without corresponding increases in revenue, which would adversely affect our operating results.
We have experienced, and anticipate that we will continue to experience, significant growth in the size, complexity, and diversity of our business. This growth has placed, and we expect that it will continue to place, a significant strain on our administrative, operational, and financial resources. Our future success depends, in part, on our ability to manage this growth effectively. For example, to grow our customer base and facilitate the continuous launch and refinement of our products and services we invest significantly in our sales, marketing, and product development organizations as well as software and systems to support the efficient operation of such organizations. There is no guarantee that these or similar expenditures to support our growth will be successful. If we are unable to manage our growth successfully and efficiently, it could result in increased costs and operating expenses without corresponding increases in revenue, which would adversely affect our operating results.
If we do not accurately predict and respond promptly to rapidly evolving technological developments and customer needs, the demand for our products and our business and operating results may be harmed.
Customer demands are constantly changing in response to new technology and other market factors. To compete effectively, we must identify and innovate in the right technologies, accurately predict our customers’ evolving needs, and continually improve our own technology platform. If we fail to execute against any of the foregoing, our business and operating results may be harmed. In addition, the widespread adoption of quickly evolving disruptive technology products may significantly impact the real estate industry, even if such products are not specifically designed to apply directly to the real estate industry. The adoption of such new technologies could significantly reduce the volume or demand of our customers, thereby reducing our revenue, which could materially impact our business, financial condition and operating results.
We participate in an intensely competitive market and our business could be harmed if we do not compete effectively.
The market for cloud-based business management solutions has relatively low barriers to entry and is global, highly competitive and continually evolving in response to a number of factors, including changes in technology, operational requirements, and laws and regulations. We compete with both other real estate industry cloud-based solution providers and providers of broad cloud-based solutions across multiple industries. We also face competition from numerous cloud-based solution providers that focus almost exclusively on one or more point solutions. Our competitors include established vendors, as well as newer entrants in the market. Our established competitors may have greater name recognition, longer operating histories, and significantly greater resources, which allows them to respond more quickly and effectively to new or changing opportunities or challenges, technologies, operational requirements and industry standards. Our competitors who are new entrants to the market, and generally smaller, may have more nimble operations due to having fewer products and less overhead and may be willing to take legal and operational risks, which allows them to launch products and meet customer demand more quickly and efficiently. Regardless of size, our current and potential competitors may develop, market and sell new technologies with comparable functionality to our solutions, which could cause us to lose customers, slow the rate of growth of new customers and/or cause us to decrease our prices to remain competitive, which could harm our business.
In addition, we have introduced and expect to continue to introduce variations to our pricing model that are intended to provide broader usage and better align the cost of our services to the value they provide our customers. Although we believe that these pricing changes will increase customer adoption and revenue, it is possible that they will not and may make our services less appealing, which could negatively impact our business, revenue, and operating results.
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
Our inability to effectively maintain and enhance our brands could adversely affect our ability to attract new customers and negatively affect our business and operating results.
Maintaining and enhancing our brands is critical to achieving widespread awareness and acceptance of our solutions as well as maintaining and expanding our customer base. We expect the importance of brand recognition will increase, as competition for our products and services increases. If we do not continue to build awareness of our brands, we will be at a competitive disadvantage compared to companies whose brands are, or become, more recognizable than ours. Maintaining and enhancing our brands requires us to make substantial investments, and these investments may not result in commensurate increases in our revenue. In addition, new and existing technologies, industry trends, and laws that restrict online advertising or affect our ability to customize and target advertising may require us to significantly increase our marketing costs to generate and capture demand and maintain our brand awareness, level of sales, and operating results. If we fail to successfully maintain and enhance our brands, or if we make investments that are not offset by increased revenue, our operating results could be adversely affected.
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
We have acquired, and may in the future acquire, other companies or technologies to complement or expand our products and solutions, optimize our technical capabilities, enhance our ability to compete, or otherwise offer growth or strategic opportunities. We have limited experience and success in acquiring other businesses and we may not be able to effectively integrate acquired assets, technologies, personnel and operations or achieve the anticipated synergies or other benefits from the acquired business due to the inherent risks associated with acquisitions. If an acquisition fails to meet our expectations in terms of its contribution to our overall business strategy or results of operation, or if the costs of acquiring or integrating the acquired business exceed our estimates, our business, results of operation, strategic objectives, and financial condition may suffer.
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
Many of the companies with which we compete for experienced personnel have greater name recognition and financial resources than we have. As a result, we may have greater difficulty hiring and retaining skilled personnel than our competitors. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, we are unable to offer equity awards in competitive amounts, or if the price of our Class A common stock experiences significant volatility, this may adversely affect our ability to recruit and retain highly skilled employees. If we are unable to attract and retain the personnel necessary to execute our growth plan, we may be unable to achieve our strategic objectives and our operating results may suffer.
Our corporate culture has contributed to our success and, if we cannot continue to foster this culture, we could lose the passion, creativity, teamwork, focus and innovation fostered by our culture.
We believe that our culture has been and will continue to be a key contributor to our success. If we do not continue to develop our corporate culture or maintain our core values as we grow and evolve, we may be unable to foster the passion, creativity, teamwork, focus and innovation we believe we need to support our growth. Any failure to preserve our culture could negatively affect our ability to recruit and retain personnel and to effectively focus on and pursue our strategic objectives. As we grow, we may find it difficult to maintain our corporate culture. This difficulty may be exacerbated by our current commitment to remote work, which makes it more challenging for employees to interact and connect.

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
Our business involves the storage and transmission of a significant amount of confidential and sensitive information, including sensitive and proprietary data and personal information collected by or on behalf of our customers, the personal information of our employees, customers, and prospective customers and our proprietary financial, operational and strategic information. Like many other businesses, we have experienced, and are continually at risk of being subject to, cyber attacks and data security incidents. As our business grows, the number of individuals using our products, as well as the amount of information we collect and store, is increasing, and our brands are becoming more widely recognized, which makes us a greater target for malicious activity. We have incurred, and expect to continue to incur, significant expenses in connection with our efforts to keep our systems, products and networks protected and up to date. However, there can be no assurance that the security measures we employ will prevent malicious or unauthorized access to our systems or information. Furthermore, no security program can entirely eliminate the risk of human error, such as an employee or contractor’s failure to follow one or more security protocols. Therefore, despite our significant efforts to keep our systems, products and networks protected and up to date, we may be unable to anticipate new modes for cyber attacks, detect security incidents or react to them in a timely manner, or implement adequate preventive measures, any of which may expose us to a risk of loss, litigation and potential liability. In addition, some of our third-party service providers and partners also collect and/or store our sensitive information and our customers’ data on our behalf, and these service providers and partners have been, and continue to be, subject to similar threats of cyber attacks and other malicious Internet-based activities. Our contracts with these third parties may not provide us with adequate remedies in the event of such an incident which could also expose us to risk of loss, litigation, and potential liability.
If our security measures, or the security measures of our third-party service providers or partners, are breached as a result of wrongdoing or malicious activity on the part of our employees, our partners’ employees, our customers’ employees, or any third party, or as a result of any human error or neglect, product defect or otherwise, and this results in the loss, theft, misuse, unauthorized disclosure, or unauthorized access to customer data or other sensitive information, we could incur liability to our customers and to individuals or organizations whose information was being stored by us or our customers, as well as fines and actions from payment processing networks or by governmental bodies. If we experience a widespread security breach, our insurance coverage may not offset liabilities actually incurred and insurance may not continue to be available to us on reasonable terms, or at all. In addition, security breaches could result in reputational damage, adversely affect our ability to attract new customers and cause existing customers to reduce or discontinue the use of our products and solutions. Furthermore, the perception by our current or potential customers that our products could be vulnerable to exploitation or that our security measures are inadequate, even in the absence of a particular problem or threat, could reduce market acceptance of our products and solutions and cause us to lose customers. The legal and regulatory environment around data security and governance is evolving, and both regulators and consumers are increasingly taking action on data-related matters, which may contribute to increased reputational, economic and other harm in the event of a data security incident.
Privacy and data security laws and regulations could impose additional costs and reduce demand for our solutions.
We store and transmit personal information relating to our employees, customers, prospective customers, and other individuals, and our customers use our technology platform to store and transmit a significant amount of personal information relating to their customers, vendors, employees and other industry participants. Federal, state and foreign government bodies and agencies have adopted, and are increasingly adopting, laws and regulations regarding the collection, use, processing, storage and disclosure of personal or identifying information obtained from customers and other individuals. For example, in the United States new comprehensive privacy laws have or will be enacted in 2023 in Colorado, Utah, Connecticut and Virginia, and updates to existing laws and regulations in California also became effective on January 1, 2023. These obligations have and will likely continue to increase the cost and complexity of delivering our services.

In addition to government regulation, privacy advocates and industry groups may propose various self-regulatory standards that may legally or contractually apply to our business. As new laws, regulations and industry standards take effect, and as we offer new services in new markets, market segments and, potentially, new industries, we will need to understand and comply with various new requirements, which may impede our plans for growth or result in significant additional costs. These laws, regulations and industry standards have had, and will likely continue to have, negative effects on our business, including by increasing our costs and operating expenses, and/or delaying or impeding our deployment of new or existing core functionality or Value Added Services. Failure to comply with these laws, regulations and industry standards could result in negative publicity, subject us to fines or penalties, expose us to litigation, or result in demands that we modify or cease existing business practices. Furthermore, privacy and data security concerns may cause our customers’ clients, vendors, employees and other industry participants to resist providing the personal information necessary to allow our customers to use our applications effectively, which could reduce overall demand for our solutions. Any of these outcomes could adversely affect our business and operating results.

Risks Related to Our Industry
All of our revenues are presently generated by sales to customers in the real estate industry, and factors that adversely affect that industry, or our customers within it, could also adversely affect us.
We expect that our real estate industry customers will continue to account for a significant portion or all of our revenue for the foreseeable future. Demand for our solutions and services could be affected by factors that are unique to and adversely affect the real estate industry and our customers within it. If the industry itself declines, our customers may decide not to renew their subscriptions or they may cease using our Value Added Services to reduce costs to remain competitive. For example, higher interest rates may make it difficult or impossible for our customers to obtain financing or may increase their cost of capital, which could negatively impact the demand for our solutions and services, increase customer churn, and impact our operating results. Further, we could lose real estate customers as a result of acquisitions or consolidations, bankruptcies or other financial difficulties facing our real estate customers, new or enhanced legal or regulatory regimes that negatively impact the real estate industry, and conditions or trends specific to the real estate industry such as the economic factors that impact the rental market.
Our estimates of market opportunity are subject to significant uncertainty.
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
Our business depends, in part, on our ability to satisfy our customers by providing onboarding services and ongoing customer service. Once our solutions are deployed, our customers depend on our customer service organization to resolve technical issues relating to their use of our solutions. Increased demand for our support services may increase our costs without corresponding revenue, which could adversely affect our operating results. Further, our sales process is highly dependent on the ease of use of our solutions, our reputation and positive recommendations from our existing customers. Any failure to maintain high-quality and responsive customer service, or a market perception that we do not maintain high-quality and responsive customer service, could harm our reputation, cause us to lose customers and adversely impact our ability to sell our solutions to prospective customers.

Errors, defects or other disruptions in our products could harm our reputation, cause us to lose customers, and result in significant expenditures to correct the problem.
Our customers use our products to manage critical aspects of their businesses, and any errors, defects or other disruptions in the performance of our products, or the products of our third party partners upon which certain of our products are dependent, may result in loss of or damage to our customers’ data and disruption to our customers’ businesses, which could harm our reputation. Such product problems could be caused by a variety of factors, including infrastructure changes, power or network outages, fire, flood or other natural disasters, human or software errors, viruses, security breaches, fraud or other malicious activity, spikes in customer usage or distributed denial of service attacks. In addition, we provide continuous updates to our products and these updates may contain undetected errors when first introduced. In the past, we have discovered errors, failures, vulnerabilities and bugs in our updates after they have been released, and similar problems may arise in the future. Real or perceived errors, failures, vulnerabilities or bugs in our products could result in negative publicity, reputational harm, loss of customers, delay in market acceptance of our products and solutions, loss of competitive position, withholding or delay of payment to us, claims by customers for losses sustained by them and potential litigation or regulatory action. In any such event, we may be required to expend additional resources to help correct the problem or we may choose to expend additional resources to take corrective action even where not required. The costs incurred in correcting any material errors, defects or other disruptions could be substantial. In addition, we may not carry insurance sufficient to offset any losses that may result from claims arising from errors, defects or other disruptions in our products.
We face risks in our electronic payment services business that could adversely affect our business and/or results of operation.
Our electronic payment services business facilitates the processing of inbound and outbound payments for our customers. These payments are settled through our sponsoring clearing bank, card payment processors and other third-party electronic payment services providers that we contract with from time to time. Our electronic payment services subject us to a number of risks, including liability for customer costs related to disputed transactions. Additionally, with respect to the processing of electronic payment transactions by our third-party electronic payment services providers, we are exposed to financial risks that could affect our operating results. Electronic payment transactions between our customers and another individual may be returned for various reasons such as insufficient funds or stop payment orders. If we or any of our electronic payment services providers are unable to collect such amounts from the customer’s account, we bear the ultimate risk of loss for the transaction amount.
Our electronic payment services business also exposes us to risk in connection with theft, fraud and other malicious activity on the part of our employees, our partners’ employees, or third parties who improperly gain access to our systems or our customers’ systems. In the event of such activity, we may incur liability to compensate our customers, our customers' stakeholders, or payment partners for losses incurred. While we take reasonable measures to secure our systems and payments infrastructure, it is not possible to entirely eliminate the risk of intentional wrongdoing. In the past, third party bad actors have gained improper access to our systems and our customers’ systems and we experienced financial loss as a result. If third party bad actors again gain access to our systems or our customers’ systems, or our employees or partners’ employees misuse our payment systems for malicious purposes, we could experience significant financial loss that may affect our operating results.
Changes to payment card networks or bank fees, rules, or practices could harm our business.
We do not directly access the payment card networks, such as Visa and MasterCard, that enable our acceptance of credit cards and debit cards, including some types of prepaid cards. Accordingly, we must rely on banks or other payment processors to process transactions and must pay fees for the services. From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction which accesses their networks. Our payment card processors may have the right to pass any increases in interchange fees and assessments on to us as well as increase their own fees for processing. Any changes in interchange fees and assessments could increase our operating costs and reduce our operating income. In addition, federal regulators have required Visa and MasterCard to reduce interchange fees, or have opened investigations as to whether Visa’s or MasterCard’s interchange fees and practices violate antitrust law. Any material change in credit or debit card interchange rates, including as a result of changes in interchange fee limitations, could have an adverse effect on our business.
We are required by our processors to comply with payment card network operating rules, including special operating rules for payment service providers to merchants, and we have agreed to reimburse our processors for any fines they are assessed by payment card networks as a result of any rule violations by us or our merchants. The payment card networks set and interpret the card operating rules. From time to time, the networks have alleged that various aspects of our business model violate these operating rules. If such allegations are not resolved favorably, they may result in material fines and penalties or require changes in our business practices that may be costly. In addition, the payment card networks could adopt new operating rules or interpret or re-interpret existing rules that we or our processors might find difficult or even impossible to follow, or costly to implement. As a result, we could lose our ability to give consumers the option of using payment cards to fund their payments. If we are unable to accept payment cards or are meaningfully limited in our ability to do so, our business would be adversely affected.

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
Certain functionality of our services is provided, supported or enhanced by third parties, including without limitation functions related to customer relationship management, utility billing management, cloud computing, texting, emailing, electronic payments, tenant screening, and insurance related offerings. If our third-party partners cease providing their products, if such third parties are acquired by competitors or if we are otherwise unable to integrate with such third-party products, our solutions and demand for our solutions could be adversely impacted and our business and operating results would be harmed. In addition, our competitors may be more effective than us in cost-effectively building relationships with third parties that enhance their products and services, allow them to provide more competitive pricing, or offer other benefits to their customers. Acquisitions of our partners by our competitors or others could result in a decrease in the number of current and potential strategic partners willing to establish or maintain relationships with us, and could increase the price at which products or services are available to us. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our customer base and revenue could be impaired, which could negatively impact our operating results.
If we are unable to ensure that our solutions interoperate and keep pace with other technology, our solutions may become less competitive and our operating results may be harmed.
We depend on the interoperability of our platform with web browsers, and in the case of our mobile applications - operating systems, that we do not control. Any changes in such web browsers or systems that degrade the functionality of our solutions or give preferential treatment to competitive services could adversely affect the adoption and usage of our solutions. In addition, to deliver high quality solutions, we will need to continuously enhance and modify our functionality to keep pace with technical, contractual, and other changes in Internet-related hardware, mobile operating systems such as iOS and Android, browsers, communication, network and database technologies. We may not be successful in developing enhancements and modifications that operate effectively with these devices, operating systems, web browsers or other technologies or in bringing them to market in a timely manner. Furthermore, uncertainties regarding the timing or nature of new network platforms or technologies, and modifications to existing platforms or technologies, could increase our research and product development expenses. In the event that it is difficult for our customers to access and use our solutions, our solutions may become less competitive, and our operating results could be adversely affected.
Risks Related to Intellectual Property Matters
Failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brands, which could harm our business.
We currently rely on patent, trademark, copyright and trade secret laws, trade secret protection, and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. In addition, we utilize third party platforms to host our code for version control and collaboration and rely on the security features made available by such platforms to prevent unauthorized access to our code. Our success and ability to compete depend, in part, on our ability to continue to protect our intellectual property, including our code, proprietary technology and brands. If we are unable to protect our proprietary rights adequately or the security controls made available by our code hosting partners are compromised and our code is improperly accessed, which has previously occurred and could occur again in the future, our competitors could use the intellectual property we have developed to enhance their own products and services, which could harm our business. In addition, third parties may independently develop technologies or products that compete with ours, and we may be unable to prevent such competition. To monitor and protect our intellectual property rights, we may be required to expend significant resources. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management, and could result in the impairment or loss of portions of our intellectual property or require us to pay costly royalties. Accordingly, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our business and operating results.

We may be sued by third parties for alleged infringement of their proprietary rights, which could cause us to incur significant expenses and require us to pay substantial damages.
Our success depends, in part, on us refraining from infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may legally own or claim to own intellectual property relating to our technology or solutions, including without limitation technology we develop and build internally and/or acquire. From time to time, our competitors or other third parties may claim that we are infringing upon their intellectual property rights. Any claims or litigation, regardless of merit, could cause us to incur significant expenses, distract management, and, if successfully asserted against us, could require that we pay substantial damages, settlement costs or ongoing royalty payments, require that we comply with other unfavorable license and other terms, or prevent us from offering our solutions in their current form. Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the attention of our management and key personnel from our business operations and harm our operating results.
Our solutions contain both open source and third-party software, which may pose risks to our proprietary source code and/or introduce security vulnerabilities, and could have a material adverse impact on our business and operating results.
We use open source software in our solutions and expect to continue to do so in the future. The terms of many open source licenses to which we are subject have not been interpreted by United States or foreign courts, and there is a risk that open source licenses could be construed in a manner that imposes unanticipated conditions, restrictions or costs on our ability to provide or distribute our solutions. Additionally, we may from time to time face claims from third parties alleging ownership of, or demanding release of, the open source software or of derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation, which could be costly for us to defend, and could require us to make our source code freely available, purchase a costly license or cease offering the implicated functionality unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and product development resources, and we may not be able to complete it successfully or in a timely manner. In addition to risks related to license requirements, usage of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. We also use third-party commercial software in our solutions and expect to continue to do so in the future. Third-party commercial software is developed outside of our direct control and may introduce security vulnerabilities that may be difficult to anticipate or mitigate. Further, there is no guarantee that third-party software developers or open source software providers will continue to maintain and update the third-party software that we use. Should development of in-use third-party software cease, significant engineering effort may be required to create an in-house solution. These risks could also be difficult to eliminate or manage, and could have a material adverse impact on our business and operating results.
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
We may incur indebtedness in the future and/or enter into new financing arrangements. Our ability to meet expenses, to remain in compliance with the covenants under any future debt instruments, and to pay fees, interest and principal on our indebtedness will depend on, among other things, our operating performance and market conditions. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on future indebtedness and meet our other business and customer obligations.
In addition, increases in interest rates have increased the cost of borrowing and volatility in financial markets could impact our access to, or further increase the cost of, any new financing arrangements we may enter into. Past disruptions in the credit and equity markets made it more difficult for many businesses to obtain financing on acceptable terms. These conditions tended to increase the cost of borrowing in the past and if they recur, our borrowing costs could increase and it may be more difficult to obtain financing for our operations or investments. We may not be able to obtain financing on terms acceptable to us, if at all.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50% over a rolling three-year period. Similar rules may apply under state tax laws. It is possible that our existing net operating loss and/or credit carryforwards may be subject to limitations arising from previous ownership changes, and future issuances of our stock could cause an ownership change. Furthermore, our ability to utilize net operating loss and/or credit carryforwards of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to legislative changes, such as suspensions on the use of net operating loss carryforwards, or other unforeseen reasons, our existing net operating loss carryforwards could expire or otherwise be unavailable to offset future income tax liabilities.
Risks Related to Our Common Stock
The market price of our Class A common stock may be volatile or may decline regardless of our operating performance, which could result in substantial losses for our stockholders.
The market price of our Class A common stock has been, and is likely to continue to be, highly volatile, and fluctuations in the price of our Class A common stock could cause our stockholders to lose all or part of their investments. There are a wide variety of factors, many of which are outside our control, that could cause fluctuations in the market price of our Class A common stock, including without limitation:
•changes in the estimates of our operating results;
•changes in recommendations by securities analysts;
•announcements of new products, services or technologies;
•fluctuations in our valuation or the valuation of similarly situated companies;
•changes to our management team;
•trading activity by insiders or the market’s perception that insiders intend to sell their shares;
•the trading volume of our Class A common stock, including sales upon exercise of outstanding options or vesting of equity awards; and
•the overall performance of the equity markets.
Such factors could cause the market price of our Class A common stock to decline or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate, and could impair our ability to raise capital through the sale of additional equity securities.

The dual class structure of our common stock concentrates voting control with a limited number of stockholders, including our executive officers, directors and principal stockholders, effectively limiting your ability to influence corporate matters.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of December 31, 2022, the holders of the outstanding shares of our Class B common stock, including our executive officers, directors, and principal stockholders, collectively held approximately 88% of the combined voting power of our outstanding capital stock. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our outstanding capital stock and therefore control the election of a majority of our directors and thereby have the power to control our affairs and policies, including the appointment of management and strategic decisions, as well as matters that are submitted to a vote by our holders of our common stock. The interests of our principal stockholders may be inconsistent with or adverse to those of holders of our Class A common stock. This concentrated control may also have the effect of delaying, deterring or preventing a change-in-control transaction, depriving our stockholders of an opportunity to receive a premium for their capital stock or negatively affecting the market price of our Class A common stock. In addition, transfers by holders of our Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions. The conversion of our Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of the holders of our Class B common stock who retain their shares over the long term.
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

We could be subject to securities class action litigation.
In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may make it more expensive for us to obtain directors’ and officers’ liability insurance in the future and may require us to opt for lower overall policy limits and coverage or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs, or incur substantially higher costs to maintain the same or similar coverage. These factors could make it more difficult for us to attract and retain qualified executive officers and members of our board of directors.
Risks Related to Macroeconomic Conditions
Global and regional economic conditions could harm our business.
Adverse global and regional economic conditions such as turmoil affecting the banking system or financial markets, including, but not limited to, recessionary or inflationary pressures, tightening in the credit markets, extreme volatility or distress in the financial markets, supply chain issues, reduced consumer confidence or economic activity, government fiscal and tax policies, the ongoing impact of COVID-19, geopolitical events, and other negative financial news or macroeconomic developments could have a material adverse impact on the demand for our products and services or cause us to experience increased costs that could negatively affect our operating results.
Government regulations and laws are continuously evolving and unfavorable changes could adversely affect our operating results, subject us to litigation or governmental investigation, or otherwise harm our business.
In addition to regulations and laws directly applicable to our products and services, we are subject to general business regulations and laws. Unfavorable regulations, laws, and administrative or judicial decisions interpreting or applying laws and regulations applicable to our business could subject us to litigation or governmental investigation and increase our cost of doing business, any of which may adversely affect our operating results. For example, the Inflation Reduction Act of 2022 contains several revisions to the Internal Revenue Code, including a 15% corporate minimum income tax on adjusted financial statement income for companies with profits greater than $1.0 billion and a nondeductible 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022. While the foregoing tax law changes have no immediate effect on our business, such changes or similar changes may adversely affect our operating results in the future. In addition, the application of federal, state, local and foreign tax laws to services provided electronically is continuously evolving. New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted or amended at any time, possibly with retroactive effect, and could be applied solely or disproportionately to services provided over the Internet. These enactments or amendments could adversely affect our sales activity due to the inherent cost increase such taxes would represent and could ultimately result in a negative impact on our operating results. In addition, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, modified or applied adversely to us, possibly with retroactive effect, which could require us or our customers to pay additional tax amounts, as well as require us or our customers to pay fines or penalties, as well as interest on past amounts. If we are unsuccessful in collecting such taxes due from our customers, we could be held liable for such costs, thereby adversely impacting our operating results.
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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

    None.

ITEM 2.         PROPERTIES
Our corporate headquarters is located in Santa Barbara, California, where we lease approximately 86,000 square feet of space. We also lease office space in several other U.S. cities. We do not own any real estate.
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
PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for our Common Stock
Our Class A common stock is listed on the NASDAQ Global Market under the symbol "APPF".
Our Class B common stock is not listed or traded on any stock exchange.

Holders of Record
At February 2, 2023, there were 35 holders of record of our Class A common stock and 72 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We do not anticipate declaring or paying any cash dividends to holders of our capital stock in the foreseeable future and intend to retain all future earnings for use in the growth of our business.
Stock Performance Graph
The following performance graph compares the cumulative total return on our Class A common stock with that of the S&P 500 Index and the NASDAQ Computer Index. This chart assumes $100 was invested in our Class A common stock at the close of market on December 31, 2017, and in the S&P 500 Index and the NASDAQ Computer Index, and assumes the reinvestment of any dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Total Return Performance
500
400
300
200
100
0
Index Value
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
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

The following discussion and analysis of our financial condition and results of operations discusses 2022 and 2021 items and year-over-year comparisons between 2022 and 2021. For discussion of 2020 items and year-over-year comparisons between 2021 and 2020, refer to Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021.
Overview
We are a leading provider of cloud business management solutions for the real estate industry. Our solutions are designed to enable our property manager customers to digitally transform their businesses, address critical business operations and deliver a better customer experience. Our products assist our customers with an interconnected and growing network of stakeholders in their business ecosystems, including property owners, real estate investment managers, rental prospects, residents, and service providers, and provide key functionality related to critical transactions across the real estate lifecycle, including screening potential tenants, sending and receiving payments and even providing insurance-related risk mitigation services. AppFolio’s intuitive interface, coupled with streamlined and automated workflows, make it easier for our customers to eliminate redundant and manual processes so they can deliver a great experience for their network of stakeholders while improving financial and operational performance.
We rely heavily on our talented team of employees to execute our growth plans and achieve our long-term strategic objectives. We believe our people are at the heart of our success and our customers' success, and we have worked hard not only to attract and retain talented individuals, but also to provide a challenging and rewarding work environment to motivate and develop our valuable human capital. As we navigate the challenges of increased competition for talent, we continue to evolve our compensation and employee reward practices.
Key Business Metric
Property management units under management. We believe that our ability to increase our number of property management units under management is an indicator of our market penetration, growth, and potential future business opportunities. We define property management units under management as active or committed units under management at the period end date. We had 7.3 million and 6.3 million property management units under management as of December 31, 2022 and 2021, respectively.
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
We also offer certain Value Added Services, which are not covered by our subscription fees, on a per-use basis. Usage-based fees are charged either as a percentage of the transaction amount (e.g., for certain of our payment services) or on a flat fee per transaction basis with no minimum usage commitments (e.g., for our tenant screening and risk mitigation services). We recognize revenue for usage-based services in the period the service is rendered. Our payments services fees are recorded gross of the interchange and payment processing related fees. We generally invoice our usage-based services on a monthly basis or collect the fee at the time of service. A significant majority of our Value Added Services revenue comes from the use of our payment services, tenant screening services, and risk mitigation services.
We charge our customers for onboarding assistance to our core solutions and certain other non-recurring services. We generally invoice for these other services in advance of the services being completed and recognize revenue in the period the service is rendered. We generate revenue from the legacy customers of previously acquired businesses by providing services outside of our property management core solution platform. Revenue derived from these services is recorded in Other revenue. As of December 31, 2022 and 2021, we had 18,441 and 17,215 property management customers, respectively.

Costs and Operating Expenses
Cost of Revenue (Exclusive of Depreciation and Amortization). Many of our Value Added Services are facilitated by third-party service providers. Cost of revenue paid to these third-party service providers includes the cost of electronic interchange and payment processing-related services to support our payments services, the cost of credit reporting services for our tenant screening services, and various costs associated with our risk mitigation service providers. These third-party costs vary both in amount and as a percent of revenue for each Value Added Service offering. Cost of revenue also consists of personnel-related costs for our employees focused on customer service and the support of our operations (including salaries, performance-based compensation, benefits, and stock-based compensation), platform infrastructure costs (such as data center operations and hosting-related costs), and allocated shared and other costs. Cost of revenue excludes depreciation of property and equipment, amortization of capitalized software development costs and amortization of intangible assets.
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
Research and Product Development. Research and product development expense consists of personnel-related costs for our employees focused on research and product development (including salaries, performance-based compensation, benefits, and stock-based compensation), fees for third-party development resources, and allocated shared and other costs. Our research and product development efforts are focused on expanding functionality and the ease of use of our existing software solutions by adding new core functionality, Value Added Services and other improvements, as well as developing new products and services. We capitalize our software development costs that meet the criteria for capitalization. Amortization of capitalized software development costs is included in depreciation and amortization expense.
General and Administrative. General and administrative expense consists of personnel-related costs for employees in our executive, finance, information technology, human resources, legal, compliance, corporate development and administrative organizations (including salaries, performance-based cash compensation, benefits, and stock-based compensation). In addition, general and administrative expense includes fees for third-party professional services (including audit, legal, compliance, and tax services), transaction costs related to sales of subsidiary businesses, regulatory fees, other corporate expenses, impairment of long-lived assets, and allocated shared and other costs.
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

Other Income, Net. Other income, net includes gain on sale of our equity-method investments, gains and losses associated with the sale of businesses and property and equipment, and income from certain post-closing transition services provided by us to MyCase, Inc. during fiscal year 2021.
Interest Income (Expense), Net. Interest income includes interest earned on investment securities, amortization and accretion of the premium and discounts paid from the purchase of investment securities, and interest earned on cash deposited in our bank accounts. Interest expense includes interest paid on any outstanding borrowings during the year ended December 31, 2020.
Provision for Income Taxes. Provision for income taxes consists of federal and state income taxes in the United States.
Results of Operations
Revenue

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Core solutions	$132,541	$105,148	$27,393	26%
Value Added Services	327,636	241,289	86,347	36
Other	11,706	12,933	(1,227)	(9)
Total revenue	$471,883	$359,370	$112,513	31%
The increase in revenue for the year ended December 31, 2022, compared to the prior year, was primarily attributable to growth in our base of property management customers driving an increase in the number of property management units under management, and growth in users of our subscription and usage-based services. During the year ended December 31, 2022, we experienced growth of 15% in the number of property management units under management resulting from 7% growth in the number of property management customers, compared to the prior year.
Our payment services experienced increased adoption during the comparative periods as residents, property managers, and owners transacted more business online. Our tenant screening and risk mitigation services usage also increased during the comparative periods in line with the increase in units under management. A significant majority of our Value Added Services revenue comes from the use of our payment services, tenant screening services, and the risk mitigation services we make available to customers.
Cost of Revenue (Exclusive of Depreciation and Amortization)

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$191,826	$143,944	$47,882	33%
Percentage of revenue	40.7%	40.1%
Stock-based compensation, included above	$2,640	$2,024	$616	30%
Percentage of revenue	0.6%	0.6%
Cost of revenue (exclusive of depreciation and amortization) for the year ended December 31, 2022, increased primarily due to increases in expenditures to third-party service providers related to the delivery of our Value Added Services of $34.1 million compared to the prior year. This increase was directly associated with the increased adoption and utilization of our Value Added Services. Personnel-related costs, including performance-based compensation, necessary to support growth and key investments, increased $12.5 million for the year ended December 31, 2022, compared to the prior year. Allocated shared and other costs increased by $1.2 million for the year ended December 31, 2022, compared to the prior year, primarily related to platform infrastructure, software and other costs incurred in support of our overall growth.

As a percentage of revenue, cost of revenue (exclusive of depreciation and amortization) fluctuates primarily based on the mix of Value Added Services revenue in the period, given the varying percentage of revenue we pay to third-party service providers. We expect cost of revenue (exclusive of depreciation and amortization) for the year ending December 31, 2023 to decrease as a percentage of revenue compared to the year ended December 31, 2022, as we expect to leverage headcount efficiencies to offset an increase in expenditures to third-party service providers related to the delivery of our Value Added Services.
Sales and Marketing

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Sales and marketing	$107,398	$73,200	$34,198	47%
Percentage of revenue	22.8%	20.4%
Stock-based compensation, included above	$8,681	$2,329	$6,352	273%
Percentage of revenue	1.8%	0.6%
Sales and marketing expense for the year ended December 31, 2022 increased primarily due to increases in personnel-related costs, including performance-based compensation, necessary to support growth in the business of $23.9 million compared to the prior year. Advertising and promotion costs increased by $2.1 million primarily due to increased advertising and promotion spending to support the growth and key investments in the business. Allocated shared and other costs increased by $8.2 million year ended December 31, 2022 compared to the prior year, primarily related to software and other costs incurred in support of our overall growth.
We expect sales and marketing expense for the year ending December 31, 2023 to decrease as a percentage of revenue compared to the year ended December 31, 2022, as we continue to leverage headcount efficiencies.

Research and Product Development

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Research and product development	$111,118	$65,980	$45,138	68%
Percentage of revenue	23.5%	18.4%
Stock-based compensation, included above	$16,030	$5,457	$10,573	194%
Percentage of revenue	3.4%	1.5%
Research and product development expense for the year ended December 31, 2022 increased primarily due to an increase in personnel-related costs including performance-based compensation, net of capitalized software development costs, of $42.8 million, compared to the prior year. Allocated shared and other costs increased by $2.3 million year ended December 31, 2022 compared to the prior year, primarily related to software and other costs incurred in support of our overall growth.
We expect research and product development expenses for the year ending December 31, 2023 to increase as a percentage of revenue compared to the year ended December 31, 2022, as we continue to invest in our research and product development organization to support our strategy to expand the use cases of our product capabilities to the larger customer segment.

General and Administrative

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
General and administrative	$100,792	$57,279	$43,513	76%
Percentage of revenue	21.4%	15.9%
Stock-based compensation, included above	$13,584	$5,531	$8,053	146%
Percentage of revenue	2.9%	1.5%
General and administrative expense for the year ended December 31, 2022 increased primarily due to a net ROU and other lease-related asset impairment of $22.0 million. Personnel-related costs, including performance-based compensation, increased $15.7 million for the year ended December 31, 2022, compared to the prior year. Allocated shared and other costs increased $3.9 million for the year ended December 31, 2022, compared to the prior year, for professional fees, education and training, insurance, software and other costs to support our growth. Additionally, offsetting general and administrative expense for the year ended December 31, 2021 was a $1.9 million insurance recovery related to our previously disclosed settlement with the Federal Trade Commission (the "FTC").
Excluding the impairment charge, we expect general and administrative expenses for the year ending December 31, 2023 to remain flat as a percentage of revenue compared to the year ended December 31, 2022.
Depreciation and Amortization

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Depreciation and amortization	$33,119	$30,845	$2,274	7%
Percentage of revenue	7.0%	8.6%
Depreciation and amortization expense for the year ended December 31, 2022 increased, compared to the prior year, primarily due to increased amortization expense associated with accumulated capitalized software development balances.
We expect depreciation and amortization expenses for the year ending December 31, 2023 to decrease as a percentage of revenue compared to the year ended December 31, 2022 due to a decrease in amortization of accumulated capitalized software development balances.
Other Income, net

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Other income, net	$4,469	$13,111	$(8,642)	(66)%
Percentage of revenue	0.9%	3.6%
Other income, net for the year ended December 31, 2022 decreased, compared to the prior year, primarily due to a gain of $12.8 million related to the sale of our investment in SecureDocs during the year ended December 31, 2021. The decrease was offset by a gain of $4.2 million associated with the WegoWise Transaction during the year ended December 31, 2022. For additional information regarding the WegoWise Transaction, refer to Note 3, Sale of Subsidiary Businesses.
Provision for Income Taxes

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Provision for income taxes	$1,402	$706	$696	99%
Percentage of revenue	0.3%	0.2%

The effective tax rate as compared to the U.S. federal statutory rate of 21% differs primarily due to change in valuation allowance against deferred taxes and non-deductible expenses, partially offset by state income taxes and tax benefits associated with stock-based compensation expense and research and development tax credits.
Liquidity and Capital Resources
Our principal sources of liquidity continue to be cash, cash equivalents, and investment securities, as well as cash flows generated from our operations. At December 31, 2022, our cash and cash equivalents and investment securities had an aggregate balance of $185.2 million. We have financed our operations primarily through cash generated from operations. We believe that our existing cash and cash equivalents, investment securities, and cash generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.
Capital Requirements
Our future capital requirements will depend on many factors, including continued market acceptance of our software solutions, changes in the number of our customers, adoption and utilization of our Value Added Services by new and existing customers, the timing and extent of the introduction of new core functionality, products and Value Added Services, and the timing and extent of our investments across our organization. Non-cancelable purchase commitments for business operations total $23.4 million as of December 31, 2022, due primarily over the next three years. Operating lease obligations totaling $65.1 million associated with leased facilities and have varying maturities with $30.1 million due over the next five years. Furthermore, our Board of Directors has authorized our management to repurchase up to $100.0 million of shares of our Class A common stock from time to time. To date, we have repurchased $4.2 million of our Class A common stock under the Share Repurchase Program. For additional information regarding our Share Repurchase Program, refer to Note 11, Stockholders' Equity.
Cash Flows
The following table presents our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021
Net cash provided by operating activities	$25,365	$35,391
Net cash used in investing activities	(6,466)	(110,459)
Net cash used in financing activities	(6,163)	(7,348)
Net increase (decrease) in cash and cash equivalents	$12,736	$(82,416)
Cash Provided by Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our core solutions and Value Added Services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
Net cash provided by operating activities was $25.4 million for the year ended December 31, 2022 compared to net cash provided by operating activities of $35.4 million for the year ended December 31, 2021. The net decrease in cash provided by operating activities was primarily due to an increase in employee related costs and the settlement of accounts payable offset by an increase in cash collections from customers due to higher revenue growth and a decrease in income taxes paid related to the sale of MyCase, Inc. during the year ended December 31, 2021.
Cash Used in Investing Activities
Cash used in investing activities is generally composed of purchases of investment securities, maturities and sales of investment securities, purchases of property and equipment, and additions to capitalized software development.
Net cash used in investing activities for the year ended December 31, 2022 was $6.5 million compared to $110.5 million for the year ended December 31, 2021. The net decrease in cash used in investing activities was primarily due to decreases in purchases of available-for-sale investment securities and capitalization of software development costs, offset by a decrease in proceeds from sales of available-for-sale investment securities and decrease in proceeds from sales of business and equity method investments.

Cash Used in Financing Activities
Cash used in financing activities is generally composed of net share settlements for employee tax withholdings associated with the vesting of equity awards offset by proceeds from the exercise of stock options.
Net cash used in financing activities for the year ended December 31, 2022 was $6.2 million compared to $7.3 million for the year ended December 31, 2021. The decrease in cash used in financing activities was primarily due to an increase in proceeds from stock option exercises.
Off-Balance Sheet Arrangements
At December 31, 2022, we did not have any off-balance sheet arrangements.

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
Any impairments to operating lease right of use ("ROU") assets, leasehold improvements, or other assets as a result of a sublease, abandonment, or other similar factor are assessed for impairment when a decision to do so is made and recorded as an operating expense. Similar to other long-lived assets, management tests ROU assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. For ROU and other lease-related assets, such circumstances would include subleases that do not fully recover the costs of the associated leases or a decision to abandon the use of all or part of a leased asset. We recorded a net impairment of $22.0 million consisting of $17.6 million related to ROU assets and $4.4 million related to property and equipment associated with our leased office spaces as described further in Note 9, Leases. Significant judgment and estimates are required in assessing impairment of long-lived assets, including identifying whether events or changes in circumstances require an impairment assessment, estimating future cash flows, uncertainty associated with the time period it will take to obtain a sublessee, the anticipated sublease income and determining appropriate discount rates. Our estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
Income Taxes
We recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the Consolidated Statements of Operations in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we consider the weighting of all available positive and negative evidence, which includes, among other things, the nature, frequency and severity of current and cumulative taxable income or losses, future projections of profitability, and the duration of statutory carryforward periods.
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
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
Investment Securities
At December 31, 2022, we had $114.5 million of investment securities consisting of United States government agency securities, corporate bonds, and treasury securities. The primary objective of investing in securities is to support our liquidity and capital needs. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
Our investment securities are exposed to market risk due to interest rate fluctuations. While fluctuations in interest rates do not impact our interest income from our investment securities as all of these securities have fixed interest rates, changes in interest rates may impact the fair value of the investment securities. Since our investment securities are held as available for sale, all changes in fair value impact our other comprehensive (loss) income unless an investment security is considered impaired in which case changes in fair value are reported in other expense. As of December 31, 2022, a hypothetical 100 basis point decrease in interest rates would have resulted in an increase in the fair value of our investment securities of approximately $0.7 million, and a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investment securities of approximately $0.7 million. This estimate is based on a sensitivity model which measured an instant change in interest rates by 100 basis points as of December 31, 2022.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AppFolio, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of AppFolio, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive (loss) income, of stockholder’s equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment of Long-Lived Assets

As described in Note 9 to the consolidated financial statements, the Company decided to exit and make available for sublease certain leased office spaces. Management reassessed the Company’s asset groupings and evaluated the recoverability of the Company’s right-of-use and other lease-related assets and determined that the carrying value of the respective asset groups was not fully recoverable. Management utilized discounted cash flow models to estimate the fair value of the asset groups taking into consideration the time period it will take to obtain a sublessee, the applicable discount rates and the anticipated sublease income and calculated the corresponding impairment loss. The Company recorded a net impairment of $22.0 million related to right-of-use assets and property and equipment associated with the leased office space.

The principal considerations for our determination that performing procedures relating to the impairment of long-lived assets is a critical audit matter are (i) the significant judgment by management in developing the fair value estimate of the asset groups; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the time period it will take to obtain a sublessee and the anticipated sublease income; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the impairment of long-lived assets, including controls over the valuation of the asset groups. These procedures also included, among others (i) evaluating the reassessment of asset groupings and the recoverability of the right-of-use and other lease-related assets; (ii) testing management’s process for developing the fair value estimate of the asset groups; (iii) evaluating the appropriateness of the discounted cash flow models; (iv) testing the completeness and accuracy of underlying data used in the discounted cash flow models; and (v) evaluating the reasonableness of the significant assumptions used by management related to the time period it will take to obtain a sublessee and the anticipated sublease income. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow models and evaluating the reasonableness of the significant assumptions related to the time period it will take to obtain a sublessee and the anticipated sublease income.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 9, 2023

We have served as the Company’s auditor since 2012.

APPFOLIO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$70,769	$57,847
Investment securities—current	89,297	64,600
Accounts receivable, net	16,503	12,595
Prepaid expenses and other current assets	24,899	23,553
Total current assets	201,468	158,595
Investment securities—noncurrent	25,161	61,076
Property and equipment, net	26,110	30,479
Operating lease right-of-use assets	23,485	41,710
Capitalized software development costs, net	35,315	41,212
Goodwill	56,060	56,147
Intangible assets, net	4,833	11,711
Other long-term assets	8,785	7,087
Total assets	$381,217	$408,017
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,473	$1,704
Accrued employee expenses	34,376	30,065
Accrued expenses	15,601	13,284
Other current liabilities	8,893	7,589
Total current liabilities	61,343	52,642
Operating lease liabilities	50,237	55,733
Other liabilities	4,091	2,261
Total liabilities	115,671	110,636
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000 shares authorized and no shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value, 250,000 shares authorized as of December 31, 2022 and December 31, 2021; 20,988 and 19,836 shares issued as of December 31, 2022 and December 31, 2021, respectively; 20,569 and 19,417 shares outstanding as of December 31, 2022 and December 31, 2021, respectively	2	2
Class B common stock, $0.0001 par value, 50,000 shares authorized as of December 31, 2022 and December 31, 2021; 14,746 and 15,408 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	209,704	171,930
Accumulated other comprehensive loss	(1,684)	(194)
Treasury stock, at cost, 419 shares of Class A common stock as of December 31, 2022 and December 31, 2021	(25,756)	(25,756)
Retained earnings	83,278	151,397
Total stockholders’ equity	265,546	297,381
Total liabilities and stockholders’ equity	$381,217	$408,017
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue	$471,883	$359,370	$310,056
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)(1)	191,826	143,944	119,029
Sales and marketing(1)	107,398	73,200	58,445
Research and product development(1)	111,118	65,980	48,529
General and administrative(1)	100,792	57,279	47,480
Depreciation and amortization	33,119	30,845	26,790
Total costs and operating expenses	544,253	371,248	300,273
(Loss) income from operations	(72,370)	(11,878)	9,783
Other income, net	4,469	13,111	188,897
Interest income (expense), net	1,184	501	(1,849)
(Loss) income before provision for income taxes	(66,717)	1,734	196,831
Provision for income taxes	1,402	706	38,428
Net (loss) income	$(68,119)	$1,028	$158,403
Net (loss) income per common share:
Basic	$(1.95)	$0.03	$4.62
Diluted	$(1.95)	$0.03	$4.44
Weighted average common shares outstanding:
Basic	35,010	34,578	34,264
Diluted	35,010	35,701	35,713
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2022	2021	2020
Stock-based compensation expense included in costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$2,640	$2,024	$1,506
Sales and marketing	8,681	2,329	1,415
Research and product development	16,030	5,457	1,818
General and administrative	13,584	5,531	4,286
Total stock-based compensation expense	$40,935	$15,341	$9,025

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(68,119)	$1,028	$158,403
Other comprehensive (loss) income:
Changes in unrealized (losses) gains on investment securities	(1,490)	(250)	23
Comprehensive (loss) income	$(69,609)	$778	$158,426
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

						Accumulated		Retained
					Additional	Other		Earnings/
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	(Accumulated
	Class A		Class B		Capital	(Loss) Income	Stock	Deficit)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	16,552	$2	17,594	$2	$161,509	$33	$(21,562)	$(8,034)	$131,950
Exercise of stock options	106	—	13	—	822	—	—	—	822
Stock-based compensation	—	—	—	—	11,112	—	—	—	11,112
Vesting of restricted stock units, net of shares withheld for taxes	166	—	—	—	(12,196)	—	—	—	(12,196)
Conversion of Class B common stock to Class A common stock	1,948	—	(1,948)	—	—	—	—	—	—
Issuance of restricted stock awards	5	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	23	—	—	23
Repurchase of common stock	(48)	—	—	—	—	—	(4,194)	—	(4,194)
Net income	—	—	—	—	—	—	—	158,403	158,403
Balance at December 31, 2020	18,729	2	15,659	2	161,247	56	(25,756)	150,369	285,920
Exercise of stock options	238	—	84	—	2,614	—	—	—	2,614
Stock-based compensation	—	—	—	—	18,031	—	—	—	18,031
Vesting of restricted stock units, net of shares withheld for taxes	111	—	—	—	(9,962)	—	—	—	(9,962)
Conversion of Class B common stock to Class A common stock	335	—	(335)	—	—	—	—	—	—
Issuance of restricted stock awards	4	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(250)	—	—	(250)
Net income	—	—	—	—	—	—	—	1,028	1,028
Balance at December 31, 2021	19,417	2	15,408	2	171,930	(194)	(25,756)	151,397	297,381
Exercise of stock options	303	—	27	—	4,474	—	—	—	4,474
Stock-based compensation	—	—	—	—	43,937	—	—	—	43,937
Vesting of restricted stock units, net of shares withheld for taxes	154	—	—	—	(10,637)	—	—	—	(10,637)
Conversion of Class B common stock to Class A common stock	689	—	(689)	—	—	—	—	—	—
Issuance of restricted stock awards	6	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(1,490)	—	—	(1,490)
Net loss	—	—	—	—	—	—	—	(68,119)	(68,119)
Balance at December 31, 2022	20,569	$2	14,746	$2	$209,704	$(1,684)	$(25,756)	$83,278	$265,546
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash from operating activities
Net (loss) income	$(68,119)	$1,028	$158,403
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	30,820	29,032	25,507
Amortization of operating lease right-of-use assets	3,187	3,199	3,701
Impairment, net	22,022	—	—
Deferred income taxes	(993)	250	29,002
Stock-based compensation, including as amortized	43,234	17,154	10,308
Gain on sale of business	(4,156)	(380)	(187,658)
Gain on sale of equity-method investment and recovery of note receivable	(40)	(12,767)	—
Other	175	249	125
Changes in operating assets and liabilities:
Accounts receivable	(4,198)	(2,103)	(2,782)
Prepaid expenses and other current assets	(5,398)	(2,168)	(5,894)
Other assets	(1,883)	(1,259)	(519)
Accounts payable	1,176	497	(903)
Accrued employee expenses	4,281	11,264	2,799
Accrued expenses	3,452	(1,773)	6,878
Operating lease liabilities	(2,524)	1,268	(564)
Other liabilities	4,329	(8,100)	9,896
Net cash provided by operating activities	25,365	35,391	48,299
Cash from investing activities
Purchases of available-for-sale investments	(79,279)	(241,215)	(43,877)
Proceeds from sales of available-for-sale investments	994	43,198	16,711
Proceeds from maturities of available-for-sale investments	87,883	107,354	27,330
Purchases of property and equipment	(6,540)	(8,103)	(19,038)
Capitalization of software development costs	(14,688)	(24,615)	(26,042)
Proceeds from sale of business, net of cash divested	5,124	402	191,427
Proceeds from sale of equity-method investment	40	12,520	—
Net cash (used in) provided by investing activities	(6,466)	(110,459)	146,511
Cash from financing activities
Proceeds from stock option exercises	4,474	2,614	822
Tax withholding for net share settlement	(10,637)	(9,962)	(12,196)
Payment of contingent consideration	—	—	(5,977)
Proceeds from issuance of debt	—	—	50,752
Principal payments on debt	—	—	(99,565)

Purchase of treasury stock	—	—	(4,194)
Net cash used in financing activities	(6,163)	(7,348)	(70,358)
Net increase (decrease) in cash and cash equivalents	12,736	(82,416)	124,452
Cash, cash equivalents and restricted cash
Beginning of period	58,283	140,699	16,247
End of period	$71,019	$58,283	$140,699
APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$1,815
Cash paid for income taxes	3,338	9,324	85
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	3,933	1,618	2,198
Right-of-use assets obtained in exchange for operating lease liabilities	—	11,945	6,644

    The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total of the same such amounts shown above (in thousands):

	December 31,
	2022	2021	2020
Cash and cash equivalents	$70,769	$57,847	$140,263
Restricted cash included in other assets	250	436	436
Total cash, cash equivalents and restricted cash	$71,019	$58,283	$140,699

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
 1. Nature of Business
AppFolio, Inc. ("we," "us" or "our") is a leading provider of cloud business management solutions for the real estate industry. Our solutions are designed to enable our property manager customers to digitally transform their businesses, address critical business operations and deliver a better customer experience. Digital transformation is effectively a requirement for business success in the modern world, and the way we work and live requires powerful software solutions.
During the year ended December 31, 2020, we also provided cloud-based solutions and services to the legal industry via MyCase, a solution primarily designed for small and mid-sized law firms. As previously disclosed, we completed the sale of MyCase, Inc. on September 30, 2020. For additional details, see Note 3, Sales of Subsidiary Businesses.
 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Reclassification
We reclassified certain amounts in our Consolidated Balance Sheets and Consolidated Statements of Cash Flows within the cash flows from operating activities section in the prior year to conform to the current year's presentation.
Principles of Consolidation
The accompanying Consolidated Financial Statements include the operations of AppFolio, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
We accounted for our investment in SecureDocs, Inc. (“SecureDocs”) under the equity method of accounting as we had the ability to exert significant influence, but did not control and were not the primary beneficiary of the entity. Our investment in SecureDocs was not material and any income (loss) activity was not material individually or in the aggregate to our Consolidated Financial Statements for any period presented. In December 2021, we sold our interest in SecureDocs. Refer to Note 4, Investment Securities and Fair Value Measurements for additional information.
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
Concentrations of Credit Risk
Financial instruments that potentially subject us to credit risk consist principally of cash, cash equivalents, restricted cash, accounts receivable, and investment securities. We maintain cash balances at financial institutions in excess of amounts insured by United States government agencies or payable by the United States government directly. We place our cash with high credit, quality financial institutions. We invest in investment securities with a minimum rating of A by Standard & Poor's or A-1 by Moody's and regularly monitor our investment security portfolio for changes in credit ratings.

Concentrations of credit risk with respect to accounts receivable and revenue are limited due to a large, diverse customer base. No individual customer represented 10% or more of accounts receivable at December 31, 2022 and 2021 or revenue for the years ended December 31, 2022, 2021 and 2020.
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
For available-for-sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through income. For securities in an unrealized loss position that do not meet these criteria, we evaluate whether the decline in fair value has resulted from credit loss or other factors. If this assessment indicates a credit loss exists, the credit-related portion of the loss is recorded as an allowance for losses on the security. No allowance for credit losses for available-for-sale investment securities was recorded as of December 31, 2022 and 2021.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. The allowance for credit losses is based on historical loss experience, the number of days that receivables are past due, and an evaluation of the potential risk of loss associated with delinquent accounts. Accounts receivable considered uncollectible are charged against the allowance for credit losses when identified. We do not have any off-balance sheet credit exposure related to our customers. At December 31, 2022 and 2021, our allowance for credit losses was not material.
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

Leases
We determine if an arrangement is a lease at inception. Operating lease right-of-use ("ROU") assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments, over the lease term at commencement date. As none of our leases provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU assets also include any lease payments made to the lessor before or at the lease commencement date and excludes lease incentives received and initial direct costs incurred. Our lease terms may include options to extend the lease when it is reasonably certain that we will exercise that option.
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
We test for goodwill impairment annually during the fourth quarter of the calendar year. Based on the assessment performed at November 1, 2022, we determined it was not more likely than not that our reporting unit fair value was less than its carrying value and no quantitative impairment test assessment was required. No impairment losses were recorded for goodwill during the years ended December 31, 2022, 2021 and 2020.
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
Impairment of Long-Lived Assets
We assess the recoverability of our long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable or that the useful lives of those assets are no longer appropriate. An impairment charge would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. We recorded net lease-related impairment charges of $22.0 million for the year ended December 31, 2022. Refer to Note 9, Leases for additional information. There were no impairment charges related to the identified long-lived assets for the years ended December 31, 2021 and 2020.

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
Core Solutions
We charge our customers on a subscription basis for our core solutions. Our customers do not have rights to the underlying software code of our solutions, and, accordingly, we recognize subscription revenue over time on a straight-line basis over the contract term beginning on the date that our service is made available to the customer. The terms of our subscription agreements are monthly, annual, and multiyear and we typically invoice our customers for subscription services in monthly or annual installments, in advance of the subscription period.
Value Added Services
We primarily charge our customers on a usage basis for our Value Added Services. Usage-based fees are charged either as a percentage of the transaction amount (e.g., for certain of our electronic payment services) or on a flat fee per transaction basis with no minimum usage commitments (e.g., for our tenant screening and risk mitigation services). We recognize revenue for usage-based services in the period the service is rendered. Our electronic payments services fees are recorded gross of the interchange and payment processing related fees. We generally invoice our customers for usage-based services on a monthly basis for services rendered in the preceding month. We also have certain Value Added Services which are charged on a subscription basis. We typically invoice our customers for subscription-based services in monthly installments, in advance of the subscription period. We recognize revenue for subscription-based services over time on a straight-line basis over the contract term beginning on the date that our service is made available to the customer. Some subscription or usage-based Value Added Services, such as fees for electronic payment services, are paid by either our customers or clients of our customers at the time the services are rendered.
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
Other Revenue
Other revenue include fees from one-time services related to the implementation of our software solutions and other recurring or one-time fees related to our customers who are not otherwise using our core solutions. This includes legacy customers of businesses we have acquired where the customers haven't migrated to our core solutions. The fees for implementation and data migration services are billed upon signing our core subscription contract and are recognized as revenue in the period the service is rendered. Other services are billed when the services rendered are completed and delivered to the customer or billed in advance and deferred over the subscription period.
Deferred Revenue
We record deferred revenue when cash payments are received in advance of our performance. Deferred revenue as of December 31, 2022 and 2021 was $0.9 million and $2.5 million, respectively. During the twelve months ended December 31, 2022 and 2021, we recognized revenue of $2.4 million and $2.2 million, respectively, that were included in the deferred revenue balances at December 31, 2021 and 2020, respectively.
Remaining Performance Obligations
Transaction price allocated to remaining performance obligations (“RPO”) represents contracted revenue that has not been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods. RPO does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less or related to usage-based Value Added Services that are billed in arrears.

As of December 31, 2022, the total non-cancelable RPO under our contracts with customers was $15 million, and we expect to recognize revenue on approximately 47% of these RPO over the following 12 months, with the balance to be recognized thereafter.
Deferred Costs
Deferred costs, which primarily consist of sales commissions, are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be three years. We typically do not pay commissions for contract renewals. We determined the period of benefit by taking into consideration our customer contract term, the useful life of our internal-use software, average customer life, and other factors. Amortization expense for the deferred costs is included within sales and marketing expense in the accompanying Consolidated Statements of Operations.
Deferred costs were $15.8 million and $12.4 million at December 31, 2022 and 2021, respectively, of which $8.1 million and $6.4 million, respectively, are included in Prepaid expenses and other current assets and $7.7 million and $6.0 million, respectively, are included in Other assets in the accompanying Consolidated Balance Sheets. Amortization expense for deferred costs was $8.1 million, $6.8 million, and $5.8 million for the years ended December 31, 2022, 2021, and 2020, respectively. For the years ended December 31, 2022 and 2021, no impairments were identified in relation to the costs capitalized for the periods presented.
Cost of Revenue (Exclusive of Depreciation and Amortization)
Many of our Value Added Services are facilitated by third-party service providers. Cost of revenue paid to these third-party service providers includes the cost of electronic interchange and payment processing-related services to support our payments services, the cost of credit reporting services for our tenant screening services, and various costs associated with our risk mitigation service providers. These third-party costs vary both in amount and as a percent of revenue for each Value Added Service offering. Cost of revenue also consists of personnel-related costs for our employees focused on customer service and the support of our operations (including salaries, performance-based compensation, benefits, and stock-based compensation), platform infrastructure costs (such as data center operations and hosting-related costs), and allocated shared and other costs. Cost of revenue excludes depreciation of property and equipment, amortization of capitalized software development costs and amortization of intangible assets.
Sales and Marketing
Sales and marketing expense consists of personnel-related costs for our employees focused on sales and marketing (including salaries, sales commissions, performance-based compensation, benefits, and stock-based compensation), costs associated with sales and marketing activities, and allocated shared and other costs. Marketing activities include advertising, online lead generation, lead nurturing, customer and industry events, and the creation of industry-related content and collateral. We focus our sales and marketing efforts on generating awareness of our software solutions, creating sales leads, establishing and promoting our brands, and cultivating an educated community of successful and vocal customers. Advertising expenses were $9.2 million, $9.4 million and $7.0 million for each of the years ended December 31, 2022, 2021 and 2020, respectively, and are expensed as incurred.
Research and Product Development
Research and product development expense consists of personnel-related costs for our employees focused on research and product development (including salaries, performance-based compensation, benefits, and stock-based compensation), fees for third-party development resources, and allocated shared and other costs. Our research and product development efforts are focused on expanding functionality and the ease of use of our existing software solutions by adding new core functionality, Value Added Services and other improvements, as well as developing new products and services. We capitalize our software development costs which meet the criteria for capitalization. Amortization of capitalized software development costs is included in depreciation and amortization expense.
General and Administrative
General and administrative expense consists of personnel-related costs for employees in our executive, finance, information technology, human resources, legal, compliance, corporate development and administrative organizations (including salaries, performance-based compensation, benefits, and stock-based compensation). In addition, general and administrative expense includes fees for third-party professional services (including audit, legal, compliance, and tax services), transaction costs related to sales of subsidiary businesses, regulatory f, other corporate expenses, impairment of long-lived assets, and allocated shared costs.

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
Stock-Based Compensation
We recognize stock-based compensation expense for restricted stock awards ("RSAs") and restricted stock units ("RSUs") with only service conditions on a straight-line basis over the requisite service period. For RSUs with both service and performance conditions (performance share units ("PSUs")), compensation cost is recorded on a graded-vesting method, if it is probable that the performance condition will be achieved. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSUs that are probable of vesting. PSUs will vest on the vesting date and upon achievement of the relevant performance metric once such calculation is finalized in accordance with our internal policies. We estimate a forfeiture rate to calculate our stock-based compensation expense for our stock-based awards.
Income Taxes
We recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the Consolidated Statements of Operations in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we consider the weighting of all available positive and negative evidence, which includes, among other things, the nature, frequency and severity of current and cumulative taxable income or losses, future projections of profitability, and the duration of statutory carryforward periods.
Net (Loss) Income per Common Share
Basic net (loss) income per share includes no dilution and is computed by dividing net (loss) income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted net income per share by application of the treasury stock method. The calculation of diluted net income per share excludes all anti-dilutive common shares.
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

	Year Ended December 31,
	2022	2021	2020
Weighted average common shares outstanding	35,015	34,583	34,269
Less: Weighted average unvested restricted shares subject to repurchase	5	5	5
Weighted average common shares outstanding; basic	35,010	34,578	34,264

Weighted average common shares outstanding; basic	35,010	34,578	34,264
Plus: Weighted average options, restricted stock units and restricted shares used to compute diluted net income per common share	—	1,123	1,449
Weighted average common shares outstanding; diluted	35,010	35,701	35,713
For the years ended December 31, 2021 and 2020, an aggregate of 181,000 and 79,000 shares, respectively, underlying performance-based restricted stock units ("PSUs") were not included in the computations of diluted and anti-dilutive shares as they are considered contingently issuable upon satisfaction of pre-defined performance measures and their respective performance measures had not been met. Restricted stock units ("RSUs") with an anti-dilutive effect were excluded from the calculation of weighted average number of shares used to compute diluted net income per common share and they were not material for the years ended December 31, 2021 and 2020. Because we reported a net loss for the years ended December 31, 2022, all potentially dilutive common shares are anti-dilutive for these periods and have been excluded from the calculation of net loss per share.

Recent Accounting Pronouncements Not Yet Adopted
In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, "Revenue from Contracts with Customers," as if the acquirer had originated the contracts. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. We expect to adopt ASU 2021-08 on January 1, 2023.
 3. Sales of Subsidiary Businesses
Sale of WegoWise
In August 2022, we completed the sale of AppFolio Utility Management, Inc., dba WegoWise ("WegoWise"), a former wholly owned subsidiary of the Company that provided cloud-based utility analytics reporting software solutions to our customers. We sold WegoWise for $5.2 million (the “WegoWise Transaction”) and recognized a pre-tax gain on the sale of $4.2 million. Net assets divested are primarily comprised of intangible assets of $2.5 million and deferred revenue of $1.7 million. The gain on the sale is included within Other income, net in our Consolidated Statements of Operations.
Sale of MyCase
On September 30, 2020, we completed the sale of MyCase, Inc. ("MyCase"), a former wholly owned subsidiary that provided legal practice and case management software solutions to our legal customers, for $193.0 million, consisting of $192.2 million of cash proceeds, plus a $2.2 million employee retention bonus pool funded by us, less cash divested of $0.8 million and a preliminary working capital adjustment of $0.6 million (the "MyCase Transaction"). The retention bonus pool was refundable to the Company to the extent that MyCase employees were terminated prior to the retention period, which was one year from the closing date of the MyCase Transaction.
We recognized a pre-tax gain on the sale of $188.0 million on the MyCase Transaction, consisting of cash proceeds of $192.2 million, less net assets divested of $4.6 million, plus an adjustment in the employee retention bonus pool of $0.4 million. Net assets divested is primarily comprised of capitalized software of $3.9 million, deferred revenue of $2.8 million and goodwill allocated to MyCase of $2.3 million. The gain on the sale was recorded within Other income, net. Income received during the twelve months ended December 31, 2021 and 2020 in relation to the transition services provided by us to MyCase was $2.4 million, and $1.1 million respectively, and is included within Other income, net in our Consolidated Statements of Operations.

 4. Investment Securities and Fair Value Measurements
Investment Securities
Investment securities classified as available-for-sale consisted of the following at December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$17,497	$2	$(112)	$17,387
Agency securities	17,507	—	(484)	17,023
Treasury securities	81,605	—	(1,557)	80,048
Total available-for-sale investment securities	$116,609	$2	$(2,153)	$114,458

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$29,080	$—	$(11)	$29,069
Agency securities	19,753	—	(27)	19,726
Treasury securities	77,108	2	(229)	76,881
Total available-for-sale investment securities	$125,941	$2	$(267)	$125,676
As of December 31, 2022, the decline in fair value below amortized cost basis was not considered other than temporary as it is more likely than not we will hold the securities until maturity or recovery of the cost basis. No allowance for credit losses for available-for-sale investment securities was recorded as of December 31, 2022 or 2021.
The fair values of available-for-sale investment securities, by remaining contractual maturity, are as follows (in thousands):

	December 31, 2022		December 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$90,822	$89,297	$64,627	$64,600
Due after one year through three years	25,787	25,161	61,314	61,076
Total available-for-sale investment securities	$116,609	$114,458	$125,941	$125,676
During the years ended December 31, 2022 and 2021, we had sales and maturities (which include calls) of investment securities, as follows (in thousands):

	Year Ended December 31, 2022
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$—	$(3)	$994	$28,998
Agency securities	—	—	—	2,250
Treasury securities	—	—	—	56,635
	$—	$(3)	$994	$87,883

	Year Ended December 31, 2021
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$—	$—	$—	$39,075
Agency securities	—	—	—	11,575
Treasury securities	6	—	43,198	56,704
	$6	$—	$43,198	$107,354
SecureDocs
In December 2021, we sold all of our interest in SecureDocs. A gain of $12.8 million was recognized within Other income, net in our Consolidated Statements of Operations, a portion of which relates to the recovery of a $2.0 million note receivable which had been previously reserved.
Fair Value Measurements
Recurring Fair Value Measurements
The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021 by level within the fair value hierarchy (in thousands):

	December 31, 2022
	Level 1	Level 2	Total Fair Value
Cash equivalents:
Money market funds	$41,973	$—	$41,973
Treasury securities	1,287	—	1,287
Available-for-sale investment securities:
Corporate bonds	—	17,387	17,387
Agency securities	—	17,023	17,023
Treasury securities	80,048	—	80,048
Total	$123,308	$34,410	$157,718

	December 31, 2021
	Level 1	Level 2	Total Fair Value
Cash equivalents:
Money market funds	$6,105	$—	$6,105
Available-for-sale investment securities:
Corporate bonds	—	29,069	29,069
Agency securities	—	19,726	19,726
Treasury securities	76,881	—	76,881
Total	$82,986	$48,795	$131,781
The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short maturity of these items.
There were no changes to our valuation techniques used to measure asset and liability fair values on a recurring basis during the year ended December 31, 2022. The valuation techniques for the financial assets in the tables above are as follows:

Cash Equivalents
At December 31, 2022 and 2021, cash equivalents include cash invested in money market funds and treasury securities with a maturity of three months or less. Fair value is based on market prices for identical assets.
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

 5. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2022	2021
Computer equipment	$5,529	$4,884
Furniture and fixtures	5,747	5,167
Office equipment	3,800	3,285
Leasehold improvements	23,625	22,679
Construction in process	544	5,227
Gross property and equipment	39,245	41,242
Less: Accumulated depreciation	(13,135)	(10,763)
Total property and equipment, net	$26,110	$30,479
Depreciation expense for property and equipment totaled $5.1 million, $4.7 million, and $4.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. During the year ended December 31, 2022, we recorded an impairment of $4.4 million related to property and equipment associated with our leased office spaces. For additional information, see Note 9, Leases.
 6. Capitalized Software Development Costs, net
Capitalized software development costs, net were as follows (in thousands):

	December 31,
	2022	2021
Capitalized software development costs, gross	$129,749	$115,377
Less: Accumulated amortization	(94,434)	(74,165)
Capitalized software development costs, net	$35,315	$41,212
Capitalized software development costs were $17.7 million, $27.2 million and $27.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization expense with respect to software development costs totaled $23.6 million, $21.5 million and $17.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. During the years ended December 31, 2022 and 2021, we disposed of $3.3 million and $8.8 million, respectively, of fully amortized capitalized software development costs.
Future amortization expense with respect to capitalized software development costs is estimated as follows (in thousands):

Years Ending December 31,
2023	$19,237
2024	11,407
2025	4,377
2026	294
Total amortization expense	$35,315

 7. Intangible Assets, net and Goodwill
Intangible assets, net consisted of the following (in thousands, except years):

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$1,670	$(1,448)	$222	5.0
Database	4,710	(1,884)	2,826	10.0
Technology	6,539	(6,539)	—	4.0
Trademarks and trade names	1,520	(1,211)	309	5.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	7,340	(5,872)	1,468	5.0
Domain names	90	(82)	8	5.0
Patents	252	(252)	—	5.0
Total intangible assets, net	$22,801	$(17,968)	$4,833	4.7

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$2,840	$(2,006)	$834	5.0
Database	8,330	(2,620)	5,710	10.0
Technology	6,539	(5,107)	1,432	4.0
Trademarks and trade names	1,890	(1,128)	762	5.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	7,400	(4,444)	2,956	5.0
Domain names	90	(75)	15	5.0
Patents	252	(250)	2	5.0
Total intangible assets, net	$28,021	$(16,310)	$11,711	6.3
During the year ended December 31, 2022, we divested intangible assets of $2.5 million as part of the WegoWise Transaction. For additional information see Note 3, Sales of Subsidiary Businesses. Amortization expense with respect to intangible assets totaled $4.4 million, $4.6 million and $4.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Future amortization expense with respect to intangible assets is estimated as follows (in thousands):

Years Ending December 31,
2023	$2,476
2024	473
2025	471
2026	471
2027	471
Thereafter	471
Total	$4,833
Our goodwill balance is solely attributed to acquisitions. The change in the carrying amount of goodwill during the year ended December 31, 2022 is as follows (in thousands):

Goodwill at December 31, 2021	$56,147
Goodwill attributed to WegoWise Transaction	(87)
Goodwill at December 31, 2022	$56,060

 8. Accrued Employee Expenses
Accrued employee expenses consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued vacation	$12,067	$10,675
Accrued bonuses	13,806	13,101
Accrued payroll and other	8,503	6,289
Total accrued employee expenses	$34,376	$30,065
 9. Leases
Operating leases for our corporate offices have remaining lease terms ranging from five months to ten years, some of which include options to extend the leases for up to ten years. These options to extend have not been recognized as part of our operating lease right-of-use assets and lease liabilities as it is not reasonably certain that we will exercise these options. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. Certain leases contain provisions for property-related costs that are variable in nature for which we are responsible, including common area maintenance, which are expensed as incurred.
The components of lease expense recognized in the Consolidated Statements of Operations were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$5,403	$5,203	$5,272
Variable lease cost	1,058	1,463	1,443
Total lease cost	$6,461	$6,666	$6,715

Lease-related assets and liabilities were as follows (in thousands, except years and %):

	December 31,
	2022	2021
Assets
Prepaid expenses and other current assets	$—	$4,854
Operating lease right-of-use assets	23,485	41,710

Liabilities
Other current liabilities	$3,357	$1,874
Operating lease liabilities	50,237	55,733
Total lease liabilities	$53,594	$57,607

Weighted-average remaining lease term (years)	9.4	10.3
Weighted-average discount rate	3.9%	4.0%

Future minimum lease payments under non-cancellable leases as of December 31, 2022 were as follows (in thousands):

Years ending December 31,
2023(1)	$2,615
2024	6,351
2025	6,837
2026	7,035
2027	7,239
Thereafter	35,042
Total future minimum lease payments	65,119
Less: imputed interest	(11,525)
Total	$53,594
(1) Future minimum lease payments for the year ending December 31, 2023 are presented net of tenant improvement allowances of $3.5 million.

During the current year, we decided to exit and make available for sublease certain leased office spaces. As a result, we reassessed our asset groupings and evaluated the recoverability of our right-of-use and other lease related assets, and determined that the carrying value of the respective asset groups was not fully recoverable. We utilized discounted cash flow models to estimate the fair value of the asset groups taking into consideration the time period it will take to obtain a sublessee, the applicable discount rates and the anticipated sublease income and calculated the corresponding impairment loss. We used prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets, as well as our historical experience in real estate transactions. When available, we use valuation inputs from independent valuation experts, such as real estate appraisers and brokers, to corroborate our estimates of fair value. We recorded a net impairment of $22.0 million consisting of $17.6 million related to ROU assets and $4.4 million related to property and equipment associated with our leased office spaces. These amounts were recorded within General and administrative in our Consolidated Statements of Operations.
 10. Commitments and Contingencies
Liability to Landlord Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc., which was established in connection with reinsuring liability to landlord insurance policies offered to our customers by our third-party service provider. We assume a 100% quota share of the liability to landlord insurance policies placed with our customers by our third-party service provider. We accrue for reported claims, and include an estimate of losses incurred but not reported by our property manager customers, in cost of revenue because we bear the risk related to all such claims. Our estimated liability for reported claims and incurred but not reported claims as of December 31, 2022 and 2021 was $2.7 million and $1.7 million, respectively, and is included in Other current liabilities on our Consolidated Balance Sheets.
Included in Prepaid expenses and other current assets as of December 31, 2022 and 2021 are $4.5 million and $3.0 million, respectively, of deposits held with a third party related to requirements to maintain collateral for this risk mitigation service.
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
 11. Stockholders' Equity
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
 12. Stock-Based Compensation
We currently have two stock incentive plans, our 2007 Stock Incentive Plan (the "2007 Plan") and the 2015 Stock Incentive Plan (the "2015 Plan"). The 2007 Plan expired on February 14, 2017, however it will continue to govern outstanding awards granted under the 2007 Plan.
Under the 2015 Plan, 2,000,000 shares of our Class A common stock were reserved and available for grant and issuance. On January 1 of each subsequent calendar year, the number of shares available for grant and issuance under the 2015 Plan increase by the lesser of (i) the number of shares of our Class A common stock subject to awards granted under the 2015 Plan during the preceding calendar year and (ii) such lesser number of shares of our Class A common stock determined by our Board of Directors. At December 31, 2022, we have reserved an aggregate of 4,450,726 shares of our Class A common stock for grant and issuance under the 2015 Plan. The number of shares of our Class A common stock is also subject to adjustment in the event of a recapitalization, stock split, reclassification, stock dividend or other change in our capitalization. The 2015 Plan authorizes the award of stock options, stock appreciation rights, RSAs, RSUs, performance awards and stock bonuses. The 2015 Plan provides for the grant of awards to our employees, directors, consultants and independent contractors, subject to certain exceptions. RSUs, PSUs, and RSAs have been issued during 2022 pursuant to the 2015 Plan.
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

Stock Options
A summary of activity in connection with our stock options for the year ended December 31, 2022 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years
Options outstanding as of December 31, 2021	846	$13.15	3.0
Options exercised	(330)	13.56
Options outstanding as of December 31, 2022	516	$12.90	2.7

At December 31, 2022:
Options vested and expected to vest	516	$12.90	2.7
Options exercisable	516	$12.90	2.7
Our stock-based compensation expense for stock options were not material for the periods presented.
No stock options were granted during the years ended December 31, 2022, 2021 or 2020.
The total intrinsic value of options exercised in 2022, 2021 and 2020 was $31.1 million, $39.1 million, and $17.9 million, respectively. This intrinsic value represents the difference between the fair value of our common stock on the date of exercise and the exercise price of each option. Based on the fair value of our common stock at December 31, 2022, the total intrinsic value of all outstanding options, exercisable options, and options vested and expected to vest was $47.7 million.
Restricted Stock Units
A summary of activity in connection with our RSUs for the year ended December 31, 2022 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2021	837	$118.27
Granted	726	110.61
Vested	(252)	111.03
Forfeited	(149)	104.09
Unvested as of December 31, 2022	1,162	$116.88

Unvested RSUs as of December 31, 2022 were composed of 1.0 million RSUs with only service conditions and 0.2 million PSUs with both service conditions and performance conditions. RSUs granted with only service conditions generally vest over a four-year period. The number of PSUs granted, as included in the above table, assumes achievement of the performance metric at 100% of the performance target. Of the unvested PSUs as of December 31, 2022, 0.1 million are subject to vesting based on the achievement of pre-established performance metrics for the year ending December 31, 2022 and will vest over a three year period, assuming continued employment throughout the performance period. The actual number of shares to be issued at the end of the performance period will range from 0% to 150% of the target number of shares depending on achievement relative to the performance metric over the applicable period. The remaining 0.1 million PSUs unvested as of December 31, 2022 are subject to vesting based on the achievement of pre-established performance metrics for the years ending December 31, 2022 and 2023, assuming continued employment throughout the performance period. The actual number of shares to be issued at the end of the performance period will range from 0% to 100% of the initial target awards. Achievement of the performance metric between 100% and 150% of the performance target will result in a performance-based cash bonus payment between 0% and 65% of the initial target awards.

We recognized stock-based compensation expense for the RSUs and PSUs of $43.3 million, $17.3 million and $10.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. Excluded from stock-based compensation expense is capitalized software development costs of $3.0 million, $2.7 million, and $2.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the total estimated remaining stock-based compensation expense for the aforementioned RSUs and PSUs was $100.1 million, which is expected to be recognized over a weighted average period of 2.6 years. The total fair value of RSUs and PSUs vested during the years ended December 31, 2022, 2021 and 2020 was approximately $27.5 million, $26.6 million and $32.0 million, respectively.
Restricted Stock Awards
A summary of activity in connection with our RSAs for the year ended December 31, 2022 is as follows (number of shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested as of December 31, 2021	4	$144.33
Granted	6	96.33
Vested	(4)	144.33
Unvested as of December 31, 2022	6	$96.33
We have the right to repurchase any unvested RSAs subject to certain conditions. Restricted stock awards vest over a one-year period. Our stock-based compensation expense for RSAs was not material for the periods presented.
As of December 31, 2022, the total estimated remaining stock-based compensation expense for unvested restricted stock awards with a repurchase right was $0.3 million, which is expected to be recognized over a weighted average period of 0.5 years.
 13. Income Taxes
The effective tax rate as compared to the U.S. federal statutory rate of 21% differs primarily due to change in valuation allowance against deferred taxes and non-deductible expenses, partially offset by state income taxes and tax benefits associated with stock-based compensation expense and research and development tax credits.
Set forth below is a reconciliation of the components that caused our provision for income taxes to differ from amounts computed by applying the United States federal statutory rate:

	Year Ended December 31,
	2022	2021	2020
U.S. federal statutory income tax rate	21%	21%	21%
State and local income taxes, net of federal benefit	9	(214)	3
Stock-based compensation expense	7	(426)	(3)
Non-deductible officers' compensation	(6)	47	—
Meals and entertainment	—	3	—
Change in valuation allowance	(37)	795	—
Other permanent differences	(1)	20	1
Research and development tax credits	5	(205)	(2)
Provision for income taxes	(2)%	41%	20%

The provision for income tax consists of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current
Federal	$1,313	$20	$3,982
State and local	686	346	5,444
Total current	1,999	366	9,426
Deferred
Federal	(854)	(10,966)	27,982
State and local	257	11,306	1,020
Total deferred	(597)	340	29,002
Total income tax provision	$1,402	$706	$38,428

The components of deferred tax assets (liabilities) were as follows (in thousands):

	December 31,
	2022	2021
Deferred income tax assets:
Net operating loss carryforwards	$5,802	$10,849
Research and development tax credits	18,558	15,966
Capitalized research and software costs	14,706	—
Stock-based compensation	5,105	3,965
Lease liability	14,260	13,983
Other	3,614	2,853
Total deferred tax assets	62,045	47,616
Valuation allowance	(43,776)	(17,217)
Deferred tax assets, net of valuation allowance	18,269	30,399
Deferred tax liabilities:
Capitalized research and software costs	—	(9,972)
Property and equipment	(4,914)	(5,024)
Intangible assets	(940)	(1,558)
Capitalized commissions	(4,217)	(3,296)
Lease asset	(6,249)	(11,056)
Other	(2,634)	(1,171)
Total deferred tax liabilities	(18,954)	(32,077)
Total net deferred tax liabilities	$(685)	$(1,678)

At December 31, 2022, we had state net operating loss carryforwards $66.0 million. The state net operating losses will begin to expire in 2028. At December 31, 2022, we also had federal and state research and development credit carryforwards of $8.7 million and $19.3 million, respectively. The federal credit carryforwards will begin to expire in 2040, while the state credit carryforwards apply indefinitely. Utilization of our net operating loss and credit carryforwards may be subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. We have undertaken an analysis and have determined that there are no limitations on the tax attributes at December 31, 2022.

The change in the valuation allowance are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Valuation allowance, at beginning of year	$17,217	$—	$—
Increase in valuation allowance	26,559	17,217	—
Valuation allowance, at end of year	$43,776	$17,217	$—

The following is a reconciliation of the total amounts of reserves for unrecognized tax benefits from uncertain tax positions (in thousands):

	Year Ended December 31,
	2022	2021	2020
Unrecognized tax benefit beginning of year	$7,816	$6,141	$4,421
Increases-tax positions in current year	1,639	1,675	1,720
Unrecognized tax benefit end of year	$9,455	$7,816	$6,141
The unrecognized tax benefits are recorded as a reduction to the deferred tax assets and liabilities.
At December 31, 2022 and 2021, we had no accrued interest and penalties related to uncertain income tax positions. We do not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.
We are subject to taxation in the United States and various states. Due to the net operating loss carryforwards, our federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.
 14. Revenue and Other Information
The following table presents our revenue categories (in thousands):

	Year Ended December 31,
	2022	2021	2020
Core solutions	$132,541	$105,148	$100,938
Value Added Services	327,636	241,289	195,146
Other	11,706	12,933	13,972
Total revenue	$471,883	$359,370	$310,056
Our revenue is generated primarily from United States customers. All of our property and equipment is located in the United States.
 15. Retirement Plans
We have a 401(k) retirement and savings plan made available to all employees. We may, at our discretion, make matching contributions to the 401(k) plan. Cash contributions to the plan were $5.9 million, $4.0 million, and $3.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at December 31, 2022, the last day of the period covered by this Annual Report. Disclosure controls and procedures include, without limitation, controls and other procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on our management's evaluation, our principal executive officer and principal financial officer have concluded that, at December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
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
As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth in the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2022.
The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their audit report which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting at December 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13(a)-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
On February 8, 2023, the Company entered into an employment agreement (the “Employment Agreement”) with William Shane Trigg, the Company’s President and General Manager, Real Estate. Pursuant to the Employment Agreement, Mr. Trigg is entitled to receive (a) an annual base salary paid in accordance with the Company's regular payroll practices, (b) an annual cash bonus award, with a target set annually by the Board of Directors, (c) a performance-based restricted stock unit award, which award will vest if applicable performance conditions are achieved over a performance period of up to three years, and (d) a time-based restricted stock unit award, which award will vest consistent with the Company’s standard time-vesting schedule. In the event the Company terminates Mr. Trigg’s employment without “cause” or he resigns for “good reason,” he will be entitled to (i) twelve months of base salary continuation, (ii) a prorated cash bonus award for the year of termination, (iii) payment of COBRA premiums for twelve months, and (iv) payment of any earned but unpaid cash bonus awards.

The foregoing description of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Employment Agreement, a copy of which is filed as an exhibit to this Annual Report.
ITEM 9C.     DISCLOSURES REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our definitive Proxy Statement or an amendment to this Annual Report, which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION
The information required by this item will be included in our definitive Proxy Statement or an amendment to this Annual Report, which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in our definitive Proxy Statement or an amendment to this Annual Report, which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our definitive Proxy Statement or an amendment to this Annual Report, which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in our definitive Proxy Statement or an amendment to this Annual Report, which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the registrant as currently in effect.	10-Q	001-37468	3.1	8/6/2015
3.1	Amended and Restated Bylaws of the registrant as currently in effect.	10-Q	001-37468	3.1	8/3/2020
4.1	Specimen Certificate for Class A Common Stock.	S-1/A	333-204262	4.1	6/4/2015
4.2	Amended and Restated Investor Rights Agreement, by and among the registrant and the investors named therein, dated November 26, 2013.	S-1/A	333-204262	4.2	6/4/2015
4.3	Description of Capital Stock of the registrant.	10-K	001-37468	4.3	3/2/2020
10.1	Industrial Lease, by and between the registrant and 50 Castilian Drive, LLC, effective December 6, 2019 (50 Castilian Drive, Goleta, CA 93117).	8-K	001-37468	10.1	12/11/2019
10.2	Industrial Lease, by and between the registrant and 50 Castilian Drive, LLC, effective December 6, 2019 (70 Castilian Drive, Goleta, CA 93117).	8-K	001-37468	10.2	12/11/2019
10.3	Industrial Lease, by and between the registrant and 50 Castilian Drive, LLC, effective December 6, 2019 (90 Castilian Drive, Goleta, CA 93117).	8-K	001-37468	10.3	12/11/2019
10.4	First Amendment to Industrial Lease, by and between the registrant and 50 Castilian Drive, LLC, effective February 10, 2022 (50 Castilian Drive, Goleta, CA 93117).	10-K	001-37468	10.4	2/28/2022
10.5	First Amendment to Industrial Lease, by and between the registrant and 50 Castilian Drive, LLC, effective February 10, 2022 (70 Castilian Drive, Goleta, CA 93117).	10-K	001-37468	10.5	2/28/2022
10.6	First Amendment to Industrial Lease, by and between the registrant and 50 Castilian Drive, LLC, effective February 10, 2022 (90 Castilian Drive, Goleta, CA 93117).	10-K	001-37468	10.6	2/28/2022
10.7	Umbrella Termination Agreement, by and between the registrant and Castilian 90, LLC, Castilian 70, LLC and Castilian 50, LLC, effective February 10, 2022.	10-K	001-37468	10.7	2/28/2022
10.8#	Employment agreement between the Company and Jason Randall.	10-Q	001-37468	10.1	7/28/2022
10.9#	2007 Stock Incentive Plan, as amended, and related form agreements.	S-1/A	333-204262	10.3	6/4/2015
10.10#	2015 Stock Incentive Plan and related form agreements.	S-1/A	333-204262	10.4	6/4/2015
10.11#	2015 Employee Stock Purchase Plan.	S-1/A	333-204262	10.5	6/4/2015
10.12#	Long-Term Cash Incentive Plan.	10-K	001-37468	10.9	2/26/2018
10.13#	Form of Long-Term Cash Incentive Award Offer.	10-K	001-37468	10.1	2/26/2018
10.14	Form of Indemnification Agreement by and between the registrant and certain of its senior employees and directors.					X
10.15#	Employment agreement between the Company and Fay Sien Goon.	10-Q	001-37468	10.1	11/8/2021

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.16#	Form of Restricted Stock Unit Award Agreement (New Hire) under 2015 Stock Incentive Plan.	10-K	001-37468	10.16	2/28/2022
10.17#	Form of Restricted Stock Unit Award Agreement (Refresh) under 2015 Stock Incentive Plan.	10-K	001-37468	10.17	2/28/2022
10.18#	Form of Restricted Stock Unit Award Agreement (PSU) under 2015 Stock Incentive Plan.	10-K	001-37468	10.18	2/28/2022
10.19#	Nonemployee Director Deferred Compensation Plan.	10-K	001-37468	10.19	2/28/2022
10.20#	Related form of Deferral Election under Nonemployee Director Deferred Compensation Plan.	10-K	001-37468	10.20	2/28/2022
10.21#	Employment agreement between the Company and William Shane Trigg.					X
21.1	Subsidiaries of the registrant.					X
23.1	Consent of independent registered public accounting firm.					X
24.1	Power of Attorney (included on the signature page of this report).					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

#	Indicates a management contract or compensatory plan or arrangement
*	The certifications attached as Exhibit 32.1 accompany this Annual Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

AppFolio, Inc.

Date:	February 9, 2023	By:	/s/ Jason Randall
Jason Randall
Chief Executive Officer
(Principal Executive Officer)

Date:	February 9, 2023	By:	/s/ Fay Sien Goon
Fay Sien Goon
Chief Financial Officer
(Principal Financial and Accounting Officer)

SIGNATURE	TITLE	DATE

/s/ Jason Randall	President, Chief Executive Officer and Director (Principal Executive Officer)	February 9, 2023
Jason Randall

/s/ Fay Sien Goon	Chief Financial Officer (Principal Financial and Accounting Officer)	February 9, 2023
Fay Sien Goon

/s/ Andreas von Blottnitz	Chairman of the Board	February 9, 2023
Andreas von Blottnitz

/s/ Timothy Bliss	Director	February 9, 2023
Timothy Bliss

/s/ Agnes Bundy Scanlan	Director	February 9, 2023
Agnes Bundy Scanlan

/s/ Janet Kerr	Director	February 9, 2023
Janet Kerr

/s/ Klaus Schauser	Director	February 9, 2023
Klaus Schauser

/s/ Winifred Webb	Director	February 9, 2023
Winifred Webb

/s/ Alexander Wolf	Director	February 9, 2023
Alexander Wolf