Form 10-Q
period 2023-03-31
APPFOLIO INC
filed 2023-04-28
CIK 1433195

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023.
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

As of April 20, 2023, the number of shares of the registrant’s Class A common stock outstanding was 20,766,610 and the number of shares of the registrant’s Class B common stock outstanding was 14,719,225.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 (this "Quarterly Report"), contains forward-looking statements within the meaning of federal securities laws, which statements involve substantial risks and uncertainties. The forward-looking statements made in this Quarterly Report are based primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and prospects and relate only to events as of the date on which the statements are made. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report and "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (our "Annual Report"), as well as in the other reports we file with the Securities and Exchange Commission (the "SEC"). You should read this Quarterly Report, and the other documents we file with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements. As such, you should not rely upon forward-looking statements as predictions of future events. Examples of forward-looking statements include, among others, statements made regarding changes in the competitive environment, responding to customer needs, research and product development plans, future products and services, growth in the size of our business and number of customers, strategic plans and objectives, business forecasts and plans, our future or assumed financial condition, results of operations and liquidity, trends affecting our business and industry, capital needs and financing plans, capital resource allocation plans, share repurchase plans, and commitments and contingencies, including with respect to the outcome of legal proceedings or regulatory matters. Any forward-looking statement made by us in this Quarterly Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

APPFOLIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$103,925	$70,769
Investment securities—current	65,022	89,297
Accounts receivable, net	17,416	16,503
Prepaid expenses and other current assets	25,515	24,899
Total current assets	211,878	201,468
Investment securities—noncurrent	12,723	25,161
Property and equipment, net	25,789	26,110
Operating lease right-of-use assets	20,849	23,485
Capitalized software development costs, net	30,467	35,315
Goodwill	56,060	56,060
Intangible assets, net	4,214	4,833
Other long-term assets	8,720	8,785
Total assets	$370,700	$381,217
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$740	$2,473
Accrued employee expenses	47,087	34,376
Accrued expenses	18,029	15,601
Other current liabilities	13,971	8,893
Total current liabilities	79,827	61,343
Operating lease liabilities	45,257	50,237
Other liabilities	5,047	4,091
Total liabilities	130,131	115,671
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock	2	2
Class B common stock	2	2
Additional paid-in capital	219,074	209,704
Accumulated other comprehensive loss	(921)	(1,684)
Treasury stock	(25,756)	(25,756)
Retained earnings	48,168	83,278
Total stockholders’ equity	240,569	265,546
Total liabilities and stockholders’ equity	$370,700	$381,217
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue	$136,100	$105,296
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)(1)	56,208	43,347
Sales and marketing(1)	29,398	24,919
Research and product development(1)	37,662	24,320
General and administrative(1)	31,691	18,964
Depreciation and amortization	7,671	8,415
Total costs and operating expenses	162,630	119,965
Loss from operations	(26,530)	(14,669)
Other income (loss), net	20	(10)
Interest income, net	1,361	107
Loss before provision for income taxes	(25,149)	(14,572)
Provision for (benefit from) income taxes	9,961	(285)
Net loss	$(35,110)	$(14,287)
Net loss per common share, basic and diluted	$(0.99)	$(0.41)
Weighted average common shares outstanding, basic and diluted	35,443	34,836
(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2022
Stock-based compensation expense included in costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$768	$358
Sales and marketing	2,417	1,460
Research and product development	5,439	2,806
General and administrative	5,279	2,794
Total stock-based compensation expense	$13,903	$7,418
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(35,110)	$(14,287)
Other comprehensive income (loss):
Changes in unrealized gains (losses) on investment securities	763	(1,345)
Comprehensive loss	$(34,347)	$(15,632)
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Class A		Class B		Capital	Loss	Stock	Earnings	Total
	Shares	Amount	Shares	Amount
Balance December 31, 2022	20,569	$2	14,746	$2	$209,704	$(1,684)	$(25,756)	$83,278	$265,546
Exercise of stock options	64	—	—	—	834	—	—	—	834
Stock based compensation	—	—	—	—	14,075	—	—	—	14,075
Vesting of restricted stock units, net of shares withheld for taxes	79	—	—	—	(5,539)	—	—	—	(5,539)
Conversion of Class B common stock to Class A common stock	27	—	(27)	—	—	—	—	—	—
Issuance of restricted stock awards	2	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	763	—	—	763
Net loss	—	—	—	—	—	—	—	(35,110)	(35,110)
Balance March 31, 2023	20,741	$2	14,719	$2	$219,074	$(921)	$(25,756)	$48,168	$240,569

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Class A		Class B		Capital	Loss	Stock	Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	19,417	$2	15,408	$2	$171,930	$(194)	$(25,756)	$151,397	$297,381
Exercise of stock options	17	—	—	—	100	—	—	—	100
Stock-based compensation	—	—	—	—	7,967	—	—	—	7,967
Vesting of restricted stock units, net of shares withheld for taxes	17	—	—	—	(1,073)	—	—	—	(1,073)
Conversion of Class B common stock to Class A common stock	572	—	(572)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(1,345)	—	—	(1,345)
Net loss	—	—	—	—	—	—	—	(14,287)	(14,287)
Balance at March 31, 2022	20,023	$2	14,836	$2	$178,924	$(1,539)	$(25,756)	$137,110	$288,743
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash from operating activities
Net loss	$(35,110)	$(14,287)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,937	7,878
Amortization of operating lease right-of-use assets	568	887
Gain on lease modification	(2,366)	—
Deferred income taxes	4	(342)
Stock-based compensation, including as amortized	14,637	7,955
Other	(159)	427
Changes in operating assets and liabilities:
Accounts receivable	(914)	(3,431)
Prepaid expenses and other current assets	(2,465)	(1,942)
Other assets	66	(573)
Accounts payable	(1,777)	2,987
Accrued employee expenses	13,041	(5,016)
Accrued expenses	2,407	1,722
Operating lease liabilities	(771)	(631)
Other liabilities	7,475	2,122
Net cash provided by (used in) operating activities	1,573	(2,244)
Cash from investing activities
Purchases of available-for-sale investments	(1,285)	(23,309)
Proceeds from sales of available-for-sale investments	1,013	—
Proceeds from maturities of available-for-sale investments	37,890	23,343
Purchases of property and equipment	(794)	(1,830)
Capitalization of software development costs	(1,165)	(3,484)
Proceeds from sale of equity-method investment	629	—
Net cash provided by (used in) investing activities	36,288	(5,280)
Cash from financing activities
Proceeds from stock option exercises	834	100
Tax withholding for net share settlement	(5,539)	(1,073)
Net cash used in financing activities	(4,705)	(973)
Net increase (decrease) in cash, cash equivalents and restricted cash	33,156	(8,497)
Cash, cash equivalents and restricted cash
Beginning of period	71,019	58,283
End of period	$104,175	$49,786

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within our Condensed Consolidated Balance Sheets to the total of the same such amounts shown above (in thousands):

	March 31,
	2023	2022
Cash and cash equivalents	$103,925	$49,536
Restricted cash included in other assets	250	250
Total cash, cash equivalents and restricted cash	$104,175	$49,786

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
 1. Nature of Business
AppFolio, Inc. ("we," "us" or "our") is a leading provider of cloud business management solutions for the real estate industry. Our solutions are designed to enable our customers to digitally transform their businesses, address critical business operations and deliver a better customer experience. Digital transformation is effectively a requirement for business success in the modern world, and the way we work and live requires powerful software solutions.
 2. Summary of Significant Accounting Policies
Basis of Presentation and Significant Accounting Policies
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report, which was filed with the SEC on February 9, 2023. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim Condensed Consolidated Financial Statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of our Condensed Consolidated Financial Statements. The operating results for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023.
Reclassification
We reclassified certain amounts in our Condensed Consolidated Statements of Cash Flows within the cash flows from operating activities section in the prior year to conform to the current year's presentation.
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
Net Loss per Common Share
Net loss per common share was the same for shares of our Class A and Class B common stock because they are entitled to the same liquidation and dividend rights and are therefore combined in the table below. The following table presents a reconciliation of the weighted average number of shares of our Class A and Class B common stock used to compute net loss per common share (in thousands):

	Three Months Ended March 31,
	2023	2022
Weighted average common shares outstanding	35,451	34,840
Less: Weighted average unvested restricted shares subject to repurchase	8	4
Weighted average common shares outstanding; basic and diluted	35,443	34,836
Because we reported a net loss for all periods presented, all potentially dilutive common shares are anti-dilutive for these periods and have been excluded from the calculation of net loss per share.

Recent Accounting Pronouncements Not Yet Adopted
In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, "Revenue from Contracts with Customers," as if the acquirer had originated the contracts. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. We adopted ASU 2021-08 on January 1, 2023. Adoption did not have an impact on our condensed consolidated financial statements.
 3. Investment Securities and Fair Value Measurements
Investment Securities
Investment securities classified as available-for-sale consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$9,631	$—	$(52)	$9,579
Agency securities	11,259	—	(317)	10,942
Treasury securities	58,249	—	(1,025)	57,224
Total available-for-sale investment securities	$79,139	$—	$(1,394)	$77,745

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$17,497	$2	$(112)	$17,387
Agency securities	17,507	—	(484)	17,023
Treasury securities	81,605	—	(1,557)	80,048
Total available-for-sale investment securities	$116,609	$2	$(2,153)	$114,458
As of March 31, 2023, the decline in fair value below amortized cost basis was not considered other than temporary as it is more likely than not we will hold the securities until maturity or recovery of the cost basis. No allowance for credit losses for available-for-sale investment securities was recorded as of March 31, 2023 or December 31, 2022.
The fair values of available-for-sale investment securities, by remaining contractual maturity, are as follows (in thousands):

	March 31, 2023		December 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$66,348	$65,022	$90,822	$89,297
Due after one year through three years	12,791	12,723	25,787	25,161
Total available-for-sale investment securities	$79,139	$77,745	$116,609	$114,458
During the three months ended March 31, 2023 and 2022, we had sales and maturities of investment securities, as follows (in thousands):

	Three Months Ended March 31, 2023
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$3	$—	$1,013	$6,860
Agency securities	—	—	—	6,250
Treasury securities	—	—	—	24,780
Total	$3	$—	$1,013	$37,890

	Three Months Ended March 31, 2022
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$—	$—	$—	$12,343
Treasury securities	—	—	—	11,000
Total	$—	$—	$—	$23,343
Fair Value Measurements
Recurring Fair Value Measurements
The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 by level within the fair value hierarchy (in thousands):

	March 31, 2023
	Level 1	Level 2	Total Fair Value
Cash equivalents:
Money market funds	$24,442	$—	$24,442
Treasury securities	56,173	—	56,173
Available-for-sale investment securities:
Corporate bonds	—	9,579	9,579
Agency securities	—	10,942	10,942
Treasury securities	57,224	—	57,224
Total	$137,839	$20,521	$158,360

	December 31, 2022
	Level 1	Level 2	Total Fair Value
Cash equivalents:
Money market funds	$41,973	$—	$41,973
Treasury securities	1,287	—	1,287
Available-for-sale investment securities:
Corporate bonds	—	17,387	17,387
Agency securities	—	17,023	17,023
Treasury securities	80,048	—	80,048
Total	$123,308	$34,410	$157,718
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

 4. Capitalized Software Development Costs, net
Capitalized software development costs were as follows (in thousands):

	March 31, 2023	December 31, 2022
Capitalized software development costs, gross	$128,120	$129,749
Less: Accumulated amortization	(97,653)	(94,434)
Capitalized software development costs, net	$30,467	$35,315
Capitalized software development costs were $1.0 million and $4.1 million for the three months ended March 31, 2023 and 2022, respectively. Amortization expense with respect to capitalized software development costs totaled $5.9 million and $6.1 million for the three months ended March 31, 2023 and 2022. During the three months ended March 31, 2023 and 2022, we disposed of $2.2 million and $0.8 million, respectively, of fully amortized capitalized software development costs.
Future amortization expense with respect to capitalized software development costs is estimated as follows (in thousands):

Years Ending December 31,
2023	$13,707
2024	11,598
2025	4,567
2026	595
Total amortization expense	$30,467

 5. Intangible Assets, net
Intangible assets consisted of the following (in thousands, except years):

	March 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$1,670	$(1,503)	$167	5.0
Database	4,710	(2,002)	2,708	10.0
Technology	6,539	(6,539)	—	4.0
Trademarks and trade names	1,520	(1,288)	232	5.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	7,340	(6,239)	1,101	5.0
Domain names	90	(84)	6	5.0
Patents	252	(252)	—	5.0
Total intangible assets, net	$22,801	$(18,587)	$4,214	5.8

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$1,670	$(1,448)	$222	5.0
Database	4,710	(1,884)	2,826	10.0
Technology	6,539	(6,539)	—	4.0
Trademarks and trade names	1,520	(1,211)	309	5.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	7,340	(5,872)	1,468	5.0
Domain names	90	(82)	8	5.0
Patents	252	(252)	—	5.0
Total intangible assets, net	$22,801	$(17,968)	$4,833	4.7

Amortization expense with respect to intangible assets totaled $0.6 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively. Future amortization expense with respect to intangible assets is estimated as follows (in thousands):

Years Ending December 31,
2023	$1,857
2024	473
2025	471
2026	471
2027	471
Thereafter	471
Total amortization expense	$4,214

 6. Accrued Employee Expenses
Accrued employee expenses consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued vacation	$13,263	$12,067
Accrued bonuses	5,525	13,806
Accrued severance	16,693	496
Accrued payroll and other	11,606	8,007
Total accrued employee expenses	$47,087	$34,376
Accrued severance as of March 31, 2023 is primarily related to $14.9 million of separation costs associated with our former Chief Executive Officer's Transition and Separation Agreement, dated March 1, 2023 ("Separation Agreement"), which will be paid out in the second quarter of 2023.
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
The components of lease expense recognized in the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$1,145	$1,447
Variable lease cost	573	123
Total lease cost	$1,718	$1,570

Lease-related assets and liabilities were as follows (in thousands):

	March 31, 2023	December 31, 2022
Assets
Operating lease right-of-use assets	$20,849	$23,485

Liabilities
Other current liabilities	$3,132	$3,357
Operating lease liabilities	45,257	50,237
Total lease liabilities	$48,389	$53,594
In January 2023, we entered into an amendment to the lease agreement for our San Diego facility. We remeasured the lease liability and recorded a reduction to the lease liability and right-of-use asset using the discount rate at the modification date, which resulted in a gain of $2.4 million in the Condensed Consolidated Statements of Operations.

Future minimum lease payments under non-cancellable leases as of March 31, 2023 were as follows (in thousands):

Years ending December 31,
2023	$1,077
2024	5,607
2025	6,837
2026	7,035
2027	7,239
Thereafter	35,043
Total future minimum lease payments	62,838
Less: imputed interest	(14,449)
Total	$48,389
 8. Commitments and Contingencies
Legal Liability to Landlord Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc., which was established in connection with reinsuring liability to landlord insurance policies offered to our customers by our third-party service provider. Each policy has a limit of $100 thousand per incident. We assume a 100% quota share of the liability to landlord insurance policies placed with our customers by our third-party service provider. We accrue for reported claims, and include an estimate of losses incurred but not reported by our property manager customers, in cost of revenue because we bear the risk related to all such claims. Our estimated liability for reported claims and incurred but not reported claims as of March 31, 2023 and December 31, 2022 was $3.4 million and $2.7 million, respectively, and is included in Other current liabilities on our Condensed Consolidated Balance Sheets.
Included in Prepaid expenses and other current assets as of March 31, 2023 and December 31, 2022 are $2.8 million and $4.5 million, respectively, of deposits held with a third party related to requirements to maintain collateral for this insurance service.
Legal Proceedings
From time to time we may become involved in various legal proceedings, investigative inquiries, and other disputes arising from or related to matters incident to the ordinary course of our business activities. We are not currently a party to any matters, nor are we aware of any pending or threatened matters, that we believe would have a material adverse effect on our business, operating results, cash flows or financial condition should such proceedings be resolved unfavorably.
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

 9. Stock-Based Compensation
Stock Options
A summary of activity in connection with our stock options for the three months ended March 31, 2023, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years
Options outstanding as of December 31, 2022	516	$12.90	2.7
Options granted	120	129.74
Options exercised	(64)	13.05
Options outstanding as of March 31, 2023	572	$37.38	3.3
During the three months ended March 31, 2023, we granted our Chief Executive Officer 120,000 stock options of our Class A common stock. These stock options vest based on service conditions with one-third vesting at the end of each of the years ending December 31, 2025, 2026 and 2027. No stock options were granted during the three months ended March 31, 2022.
Our stock-based compensation expense for stock options was not material for the periods presented.
The fair value of stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes information relating to our stock options granted during three months ended March 31, 2023:

Weighted average grant-date fair value per share	$67.23
Weighted average Black-Scholes model assumptions:
Risk-free interest rate	4.06%
Expected term (in years)	6.92
Expected volatility	44%
Expected dividend yield	—
As of March 31, 2023, the total estimated remaining stock-based compensation expense for the aforementioned stock options was $7.9 million, which is expected to be recognized over a weighted average period of 4.8 years.

Restricted Stock Units
A summary of activity in connection with our RSUs for the three months ended March 31, 2023, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2022	1,162	$116.88
Granted	610	122.08
Vested	(124)	116.45
Forfeited	(28)	112.95
Unvested as of March 31, 2023	1,620	$118.94
Unvested RSUs as of March 31, 2023 were composed of 1.4 million RSUs with only service conditions and 0.2 million PSUs with both service conditions and performance conditions. RSUs granted with only service conditions generally vest over a four-year period. The number of PSUs granted, as included in the above table, assumes achievement of the performance metric at 100% of the performance target. Of the unvested PSUs as of March 31, 2023, 0.1 million are subject to vesting based on the achievement of pre-established performance metrics for the year ending December 31, 2023 and will vest over a three year period, assuming continued employment through each vesting date. The actual number of shares to be issued at the end of the performance period will range from 0% to 142% of the target number of shares depending on achievement relative to the performance metric over the applicable period. The remaining 0.1 million PSUs unvested as of March 31, 2023 are subject to vesting based on the achievement of pre-established performance metrics for three year measurement periods ending December 31, 2023, assuming continued employment throughout the performance period. The actual number of shares to be issued at the end of the performance period will range from 0% to 100% of the initial target awards. Achievement of the performance metric between 100% and 150% of the performance target will result in a performance-based cash bonus payment between 0% and 65% of the initial target awards.
We recognized stock-based compensation expense for the RSUs and PSUs of $13.8 million and $7.8 million for the three months ended March 31, 2023 and 2022, respectively. Excluded from stock-based compensation expense is capitalized software development costs of $0.2 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the total estimated remaining stock-based compensation expense for the aforementioned RSUs and PSUs was $152.7 million, which is expected to be recognized over a weighted average period of 2.9 years.
Restricted Stock Awards
A summary of activity in connection with our restricted stock awards ("RSAs") for the three months ended March 31, 2023 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2022	6	$96.33
Granted	2	126.44
Unvested as of March 31, 2023	8	$103.59
We have the right to repurchase any unvested RSAs subject to certain conditions. RSAs vest over a one-year period. Our stock-based compensation expense for RSAs was not material for the periods presented.
As of March 31, 2023, the total estimated remaining stock-based compensation expense for unvested RSAs with a repurchase right was $0.4 million, which is expected to be recognized over a weighted average period of 0.7 years.
 10. Income Taxes
We calculate our provision for (benefit from) income taxes on a quarterly basis by applying an estimated annual effective tax rate to income/loss from operations and by calculating the tax effect of discrete items recognized during the quarter.

For the three months ended March 31, 2023, we recorded income tax expense of $10.0 million. The effective tax rate as compared to the U.S. federal statutory rate of 21% differs primarily due to the change in valuation allowance against deferred tax assets, non-deductible officers' compensation and state income taxes, partially offset by tax benefits from research and development tax credits.
There were no material changes to our unrecognized tax benefits during the three months ended March 31, 2023.
 11. Revenue and Other Information
The following table presents our revenue categories for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Core solutions	$37,169	$30,809
Value Added Services	96,835	71,500
Other	2,096	2,987
Total revenue	$136,100	$105,296
Our revenue is generated primarily from customers in the United States. All of our property and equipment is located in the United States.
Deferred Revenue
Deferred revenue as of March 31, 2023 and December 31, 2022 was $1.0 million and $0.9 million, respectively, and is included in Other current liabilities on our Condensed Consolidated Balance Sheets. During the three months ended March 31, 2023 and 2022, we recognized $0.6 million and $1.3 million of revenue, respectively, which were included in the deferred revenue balances as of December 31, 2022 and 2021, respectively.
Remaining Performance Obligations
As of March 31, 2023, the total non-cancelable remaining performance obligations ("RPO") under our contracts with customers was $20 million, and we expect to recognize revenue on approximately 49% of these RPO over the following 12 months, with the balance to be recognized thereafter.
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
Overview
We are a leading provider of cloud business management solutions for the real estate industry. Our solutions are designed to enable our property manager customers to digitally transform their businesses, address critical business operations and deliver a better customer experience. Our products assist our customers with an interconnected and growing network of stakeholders in their business ecosystems, including property owners, real estate investment managers, rental prospects, residents, and service providers, and provide key functionality related to critical transactions across the real estate lifecycle, including screening potential tenants, sending and receiving payments and risk mitigation services. AppFolio’s intuitive interface, coupled with streamlined and automated workflows, make it easier for our customers to eliminate redundant and manual processes so they can deliver a great experience for their network of stakeholders while improving financial and operational performance.

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
Property management units under management. We believe that our ability to increase our number of property management units under management is an indicator of our market penetration, growth, and potential future business opportunities. We define property management units under management as active or committed units under management at the period end date. We had 7.5 million and 6.6 million property management units under management as of March 31, 2023 and 2022, respectively.

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
We charge our customers for assistance onboarding onto our core solutions and for certain other non-recurring services. We generally invoice for these other services in advance of the services being completed and recognize revenue in the period the service is rendered. We generate revenue from the legacy customers of previously acquired businesses by providing services outside of our property management core solution platform. Revenue derived from these services is recorded in Other revenue. As of March 31, 2023 and 2022, we had 18,834 and 17,550 property management customers, respectively.
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

General and Administrative. General and administrative expense consists of personnel-related costs for employees in our executive, finance, information technology, human resources, legal, compliance, corporate development and administrative organizations (including salaries, performance-based cash compensation, benefits, and stock-based compensation). In addition, general and administrative expense includes fees for third-party professional services (including audit, legal, compliance, and tax services), transaction costs related to sales of subsidiary businesses, regulatory fees, other corporate expenses, impairment of long-lived assets, gains on lease modifications, and allocated shared and other costs.
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
Other Income (Loss), Net. Other income (loss), net includes gains and losses associated with the sale of businesses and property and equipment.
Interest Income, Net. Interest income, net includes interest earned on investment securities, amortization and accretion of the premium and discounts paid from the purchase of investment securities, and interest earned on cash deposited in our bank accounts.
Provision for (Benefit from) Income Taxes. Provision for income taxes consists of federal and state income taxes in the United States.
Results of Operations

Revenue

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Core solutions	$37,169	$30,809	$6,360	21%
Value Added Services	96,835	71,500	25,335	35%
Other	2,096	2,987	(891)	(30)%
Total revenue	$136,100	$105,296	$30,804	29%

The increase in revenue for the three months ended March 31, 2023, compared to the same period in the prior year, was primarily attributable to growth in our base of property management customers driving an increase in the number of property management units under management, and growth in users of our subscription and usage-based services. During the three month period ended March 31, 2023, we experienced growth of 14% in the number of property management units under management, compared to the same period in the prior year. Our payment services, tenant screening and risk mitigation services usage also increased during the comparative periods in line with the increase in units under management.

Cost of Revenue (Exclusive of Depreciation and Amortization)

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$56,208	$43,347	$12,861	30%
Percentage of revenue	41.3%	41.2%
Stock-based compensation, included above	$768	$358	$410	115%
Percentage of revenue	0.6%	0.3%
For the three months ended March 31, 2023, expenditures to third-party service providers related to the delivery of our Value Added Services increased $8.2 million, compared to the same period in the prior year. This increase was directly associated with the increased adoption and utilization of our Value Added Services. Personnel-related costs, including performance-based compensation, necessary to support growth and key investments, increased $3.7 million for the three months ended March 31, 2023, compared to the same period in the prior year. Allocated shared and other costs increased by $1.0 million for the three months ended March 31, 2023, compared to the same period in the prior year, primarily related to platform infrastructure, software and other costs incurred in support of our overall growth.
As a percentage of revenue, cost of revenue (exclusive of depreciation and amortization) fluctuates primarily based on the mix of Value Added Services revenue in the period, given the varying percentage of revenue we pay to third-party service providers. We expect cost of revenue (exclusive of depreciation and amortization) for the year ending December 31, 2023, to decrease as a percentage of revenue compared to the year ended December 31, 2022, as we expect to leverage headcount efficiencies to offset an increase in expenditures to third-party service providers related to the delivery of our Value Added Services.
Sales and Marketing

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Sales and marketing	$29,398	$24,919	$4,479	18%
Percentage of revenue	21.6%	23.7%
Stock-based compensation, included above	$2,417	$1,460	$957	66%
Percentage of revenue	1.8%	1.4%
Sales and marketing expense for the three months ended March 31, 2023 increased primarily due to increases in personnel-related costs, including performance-based compensation, necessary to support growth in the business of $3.3 million, compared to the same period in the prior year. Advertising costs increased by $0.8 million for the three months ended March 31, 2023, compared to the same period in the prior year, due to increased promotional activities. Allocated shared and other costs increased by $0.4 million for the three months ended March 31, 2023, compared to the same period in the prior year, with such increase being primarily related to software and other costs incurred in support of our overall growth.
We expect sales and marketing expense for the year ending December 31, 2023 to decrease as a percentage of revenue compared to the year ended December 31, 2022, as we continue to leverage headcount efficiencies.
Research and Product Development

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Research and product development	$37,662	$24,320	$13,342	55%
Percentage of revenue	27.7%	23.1%
Stock-based compensation, included above	$5,439	$2,806	$2,633	94%
Percentage of revenue	4.0%	2.7%

Research and product development expense for the three months ended March 31, 2023 increased primarily due to an increase in personnel-related costs including performance-based compensation, net of capitalized software development costs, of $12.8 million, compared to the same period in the prior year. The increase in personnel-related costs was primarily due to headcount growth within our research and product development organization. Allocated shared and other costs also increased by $0.5 million driven by expenses supporting our growth.
We expect research and product development expenses for the year ending December 31, 2023 to increase as a percentage of revenue compared to the year ended December 31, 2022, as we continue to invest in our research and product development organization to support our strategy to expand the use cases of our product capabilities to the larger customer segment.
General and Administrative

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
General and administrative	$31,691	$18,964	$12,727	67%
Percentage of revenue	23.3%	18.0%
Stock-based compensation, included above	$5,279	$2,794	$2,485	89%
Percentage of revenue	3.9%	2.7%
General and administrative expense for the three months ended March 31, 2023 increased primarily due to an increase in personnel-related costs, including performance-based compensation, of $15.6 million, compared to the same period in the prior year. The increase in personnel-related costs was driven primarily by the separation costs associated with our former Chief Executive Officer's Separation Agreement. For further information see Note 6, Accrued Employee Expenses, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. Allocated shared and other costs decreased $2.9 million for the three months ended March 31, 2023, compared to the same period in the prior year, primarily due to a gain on lease modification of $2.4 million.
We expect general and administrative expenses for the year ending December 31, 2023 to decrease as a percentage of revenue compared to the year ended December 31, 2022, as we continue to leverage headcount efficiencies.
Depreciation and Amortization

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Depreciation and amortization	$7,671	$8,415	$(744)	(9)%
Percentage of revenue	5.6%	8.0%
Depreciation and amortization expense for the three months ended March 31, 2023 decreased, compared to the same period in the prior year, primarily due to decreased amortization expense associated with capitalized software development and intangible balances.
We expect depreciation and amortization expenses for the year ending December 31, 2023 to decrease as a percentage of revenue compared to the year ended December 31, 2022 due to a decrease in amortization of accumulated capitalized software development balances.
Interest Income, Net

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Interest income, net	$1,361	$107	$1,254	1,172%
Percentage of revenue	1%	—%

Interest income for the three months ended March 31, 2023 increased, compared to the same period in the prior year, primarily due to higher interest rates.

Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$9,961	$(285)	$10,246	*
Percentage of revenue	7.3%	(0.3)%
*Percentage not meaningful
Our effective tax rate as compared to the U.S. federal statutory rate of 21% differs primarily due to change in valuation allowance against deferred tax assets, non-deductible officers' compensation and state income taxes, partially offset by tax benefit.
Liquidity and Capital Resources
Our principal sources of liquidity continue to be cash, cash equivalents, and investment securities totaling $181.7 million, as well as cash flows generated from our operations. We have financed our operations primarily through cash generated from operations. We believe that our existing cash and cash equivalents, investment securities, and cash generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$1,573	$(2,244)
Net cash provided by (used in) investing activities	36,288	(5,280)
Net cash used in financing activities	(4,705)	(973)
Net increase (decrease) in cash, cash equivalents and restricted cash	$33,156	$(8,497)
Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our core solutions and Value Added Services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
The net increase in cash provided by operating activities for the three months ended March 31, 2023, compared to the same period in the prior year, was primarily due to an increase in cash collections from customers offset by changes in working capital levels and timing of payments related to employee-related costs.

Investing Activities
Cash used in investing activities is generally composed of purchases of investment securities, maturities and sales of investment securities, purchases of property and equipment, and additions to capitalized software development.
The net increase in cash provided by investing activities for the three months ended March 31, 2023, compared to the same period in the prior year, was primarily due to higher proceeds from maturities and sales of available-for-sale investment securities.
Financing Activities
Cash used in financing activities is generally composed of net share settlements for employee tax withholdings associated with the vesting of equity awards offset by proceeds from the exercise of stock options.
The net increase in cash used in financing activities in the three months ended March 31, 2023, compared to the same period in the prior year, was primarily due to an increase in net share settlements for employee tax withholdings associated with the vesting of equity awards.
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
Investment Securities
As of March 31, 2023, we had $77.7 million of investment securities consisting of United States government agency securities, corporate bonds, and treasury securities. The primary objective of investing in securities is to support our liquidity and capital needs. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
Our investment securities are exposed to market risk due to interest rate fluctuations. While fluctuations in interest rates do not impact our interest income from our investment securities as all of these securities have fixed interest rates, changes in interest rates may impact the fair value of the investment securities. Since our investment securities are held as available for sale, all changes in fair value impact our other comprehensive (loss) income unless an investment security is considered impaired in which case changes in fair value are reported in other expense. As of March 31, 2023, a hypothetical 100 basis point decrease in interest rates would have resulted in an increase in the fair value of our investment securities of approximately $0.5 million and a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investment securities of approximately $0.5 million. This estimate is based on a sensitivity model which measures an instant change in interest rates by 100 basis points at March 31, 2023.

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
Item 1A. Risk Factors
An investment in our Class A common stock involves risks. Before making an investment decision, you should carefully consider all of the information in this Quarterly Report, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Condensed Consolidated Financial Statements and related notes. In addition, you should carefully consider the risks and uncertainties described in the section entitled “Risk Factors” in our Annual Report, which was filed with the SEC on February 9, 2023, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that case, the trading price of our Class A common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results and prospects. As of the date of this report, there have been no material changes to the risk factors previously disclosed in the Annual Report. We may, however, disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 6. Exhibits

Exhibit Number	Description of Document
10.1	Transition and Separation Agreement, dated March 1, 2023, by and between Jason Randall and the Company
10.2	Employment agreement, dated March 1, 2023, between the Company and William Shane Trigg
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AppFolio, Inc.

Date:	April 27, 2023	By:	/s/ Shane Trigg
Shane Trigg
Chief Executive Officer
(Principal Executive Officer)

Date:	April 27, 2023	By:	/s/ Fay Sien Goon
Fay Sien Goon
Chief Financial Officer
(Principal Financial and Accounting Officer)