Form 10-Q
period 2023-06-30
APPFOLIO INC
filed 2023-07-28
CIK 1433195

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023.
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

As of July 20, 2023, the number of shares of the registrant’s Class A common stock outstanding was 20,925,280 and the number of shares of the registrant’s Class B common stock outstanding was 14,719,225.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 (this "Quarterly Report"), contains forward-looking statements within the meaning of federal securities laws, which statements involve substantial risks and uncertainties. The forward-looking statements made in this Quarterly Report are based primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and prospects and relate only to events as of the date on which the statements are made. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report and "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (our "Annual Report"), as well as in the other reports we file with the Securities and Exchange Commission (the "SEC"). You should read this Quarterly Report, and the other documents we file with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements. As such, you should not rely upon forward-looking statements as predictions of future events. Examples of forward-looking statements include, among others, statements made regarding changes in the competitive environment, responding to customer needs, research and product development plans, future products and services, growth in the size of our business and number of customers, strategic plans and objectives, business forecasts and plans, our future or assumed financial condition, results of operations and liquidity, trends affecting our business and industry, capital needs and financing plans, capital resource allocation plans, share repurchase plans, and commitments and contingencies, including with respect to the outcome of legal proceedings or regulatory matters. Any forward-looking statement made by us in this Quarterly Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

APPFOLIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$24,698	$70,769
Investment securities—current	139,273	89,297
Accounts receivable, net	20,033	16,503
Prepaid expenses and other current assets	25,478	24,899
Total current assets	209,482	201,468
Investment securities—noncurrent	—	25,161
Property and equipment, net	26,635	26,110
Operating lease right-of-use assets	20,308	23,485
Capitalized software development costs, net	26,857	35,315
Goodwill	56,060	56,060
Intangible assets, net	3,593	4,833
Other long-term assets	8,424	8,785
Total assets	$351,359	$381,217
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,532	$2,473
Accrued employee expenses	31,447	34,376
Accrued expenses	18,560	15,601
Income tax payable	13,485	—
Other current liabilities	9,687	8,893
Total current liabilities	74,711	61,343
Operating lease liabilities	39,554	50,237
Other liabilities	11,141	4,091
Total liabilities	125,406	115,671
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock	2	2
Class B common stock	2	2
Additional paid-in capital	223,025	209,704
Accumulated other comprehensive loss	(587)	(1,684)
Treasury stock	(25,756)	(25,756)
Retained earnings	29,267	83,278
Total stockholders’ equity	225,953	265,546
Total liabilities and stockholders’ equity	$351,359	$381,217
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$147,075	$117,450	$283,175	$222,746
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)(1)	57,854	47,430	114,062	90,777
Sales and marketing(1)	27,002	26,995	56,400	51,914
Research and product development(1)	37,263	26,687	74,925	51,007
General and administrative(1)	18,819	37,947	50,510	56,911
Depreciation and amortization	6,816	8,321	14,487	16,736
Total costs and operating expenses	147,754	147,380	310,384	267,345
Loss from operations	(679)	(29,930)	(27,209)	(44,599)
Other (loss) income, net	(54)	45	(34)	35
Interest income, net	1,478	151	2,839	258
Income (loss) before provision for income taxes	745	(29,734)	(24,404)	(44,306)
Provision for (benefit from) income taxes	19,646	236	29,607	(49)
Net loss	$(18,901)	$(29,970)	$(54,011)	$(44,257)
Net loss per common share, basic and diluted	$(0.53)	$(0.86)	$(1.52)	$(1.27)
Weighted average common shares outstanding, basic and diluted	35,565	34,927	35,505	34,881
(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock-based compensation expense included in costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$988	$726	$1,756	$1,084
Sales and marketing	444	2,013	2,861	3,473
Research and product development	4,348	4,024	9,787	6,830
General and administrative	4,992	3,198	10,271	5,992
Total stock-based compensation expense	$10,772	$9,961	$24,675	$17,379
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(18,901)	$(29,970)	$(54,011)	$(44,257)
Other comprehensive income (loss):
Changes in unrealized gains (losses) on investment securities	334	(400)	1,097	(1,745)
Comprehensive loss	$(18,567)	$(30,370)	$(52,914)	$(46,002)
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Class A		Class B		Capital	Loss	Stock	Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	20,569	$2	14,746	$2	$209,704	$(1,684)	$(25,756)	$83,278	$265,546
Exercise of stock options	64	—	—	—	834	—	—	—	834
Stock based compensation	—	—	—	—	14,075	—	—	—	14,075
Vesting of restricted stock units, net of shares withheld for taxes	79	—	—	—	(5,539)	—	—	—	(5,539)
Conversion of Class B common stock to Class A common stock	27	—	(27)	—	—	—	—	—	—
Issuance of restricted stock awards	2	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	763	—	—	763
Net loss	—	—	—	—	—	—	—	(35,110)	(35,110)
Balance at March 31, 2023	20,741	$2	14,719	$2	$219,074	$(921)	$(25,756)	$48,168	$240,569
Exercise of stock options	95	—	—	—	668	—	—	—	668
Stock based compensation	—	—	—	—	11,000	—	—	—	11,000
Vesting of restricted stock units, net of shares withheld for taxes	82	—	—	—	(7,717)	—	—	—	(7,717)
Issuance of restricted stock awards	4	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	334	—	—	334
Net loss	—	—	—	—	—	—	—	(18,901)	(18,901)
Balance at June 30, 2023	20,922	$2	14,719	$2	$223,025	$(587)	$(25,756)	$29,267	$225,953

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Class A		Class B		Capital	Loss	Stock	Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	19,417	$2	15,408	$2	$171,930	$(194)	$(25,756)	$151,397	$297,381
Exercise of stock options	17	—	—	—	100	—	—	—	100
Stock-based compensation	—	—	—	—	7,967	—	—	—	7,967
Vesting of restricted stock units, net of shares withheld for taxes	17	—	—	—	(1,073)	—	—	—	(1,073)
Conversion of Class B common stock to Class A common stock	572	—	(572)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(1,345)	—	—	(1,345)
Net loss	—	—	—	—	—	—	—	(14,287)	(14,287)
Balance at March 31, 2022	20,023	$2	14,836	$2	$178,924	$(1,539)	$(25,756)	$137,110	$288,743
Exercise of stock options	41	—	27	—	503	—	—	—	503
Stock-based compensation	—	—	—	—	10,639	—	—	—	10,639
Vesting of restricted stock units, net of shares withheld for taxes	66	—	—	—	(4,524)	—	—	—	(4,524)
Conversion of Class B stock to Class A stock	37	—	(37)	—	—	—	—	—	—
Issuance of restricted stock awards	6	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(400)	—	—	(400)
Net income	—	—	—	—	—	—	—	(29,970)	(29,970)
Balance at June 30, 2022	20,173	$2	14,826	$2	$185,542	$(1,939)	$(25,756)	$107,140	$264,991
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash from operating activities
Net loss	$(54,011)	$(44,257)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	13,135	15,637
Amortization of operating lease right-of-use assets	1,109	1,809
Impairment, net	—	19,792
Gain on lease modification	(4,281)	—
Deferred income taxes	9	(1,550)
Stock-based compensation, including as amortized	26,027	18,478
Other	(717)	6
Changes in operating assets and liabilities:
Accounts receivable	(3,530)	(2,924)
Prepaid expenses and other current assets	(2,429)	(2,652)
Other assets	363	(1,308)
Accounts payable	(989)	17
Accrued employee expenses	(2,719)	(3,217)
Accrued expenses	2,170	3,182
Taxes payable	25,152	52
Operating lease liabilities	(4,638)	(1,311)
Other liabilities	(2,308)	1,527
Net cash (used in) provided by operating activities	(7,657)	3,281
Cash from investing activities
Purchases of available-for-sale investments	(73,597)	(44,900)
Proceeds from sales of available-for-sale investments	1,013	—
Proceeds from maturities of available-for-sale investments	49,617	43,498
Purchases of property and equipment	(2,171)	(5,099)
Capitalization of software development costs	(2,151)	(7,193)
Proceeds from sale of equity-method investment	629	—
Net cash used in investing activities	(26,660)	(13,694)
Cash from financing activities
Proceeds from stock option exercises	1,502	603
Tax withholding for net share settlement	(13,256)	(5,597)
Net cash used in financing activities	(11,754)	(4,994)
Net decrease in cash, cash equivalents and restricted cash	(46,071)	(15,407)
Cash, cash equivalents and restricted cash
Beginning of period	71,019	58,283
End of period	$24,948	$42,876

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within our Condensed Consolidated Balance Sheets to the total of the same such amounts shown above (in thousands):

	June 30,
	2023	2022
Cash and cash equivalents	$24,698	$42,626
Restricted cash included in other assets	250	250
Total cash, cash equivalents and restricted cash	$24,948	$42,876
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
 2. Summary of Significant Accounting Policies
Basis of Presentation and Significant Accounting Policies
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report, which was filed with the SEC on February 9, 2023. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim Condensed Consolidated Financial Statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of our Condensed Consolidated Financial Statements. The operating results for the six months ended June 30, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023.
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
Net Loss per Common Share
Net loss per common share was the same for shares of our Class A and Class B common stock because they are entitled to the same liquidation and dividend rights and are therefore combined in the table below. The following table presents a reconciliation of the weighted average number of shares of our Class A and Class B common stock used to compute net loss per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average common shares outstanding	35,573	34,931	35,512	34,885
Less: Weighted average unvested restricted shares subject to repurchase	8	4	7	4
Weighted average common shares outstanding; basic and diluted	35,565	34,927	35,505	34,881
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
 3. Investment Securities and Fair Value Measurements
Investment Securities
Investment securities classified as available-for-sale consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$5,484	$—	$(32)	$5,452
Agency securities	11,261	—	(233)	11,028
Treasury securities	123,582	8	(797)	122,793
Total available-for-sale investment securities	$140,327	$8	$(1,062)	$139,273

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$17,497	$2	$(112)	$17,387
Agency securities	17,507	—	(484)	17,023
Treasury securities	81,605	—	(1,557)	80,048
Total available-for-sale investment securities	$116,609	$2	$(2,153)	$114,458
As of June 30, 2023, the decline in fair value below amortized cost basis was not considered other than temporary as it is more likely than not we will hold the securities until maturity or recovery of the cost basis. No allowance for credit losses for available-for-sale investment securities was recorded as of June 30, 2023 or December 31, 2022.
The fair values of available-for-sale investment securities, by remaining contractual maturity, are as follows (in thousands):

	June 30, 2023		December 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$140,327	$139,273	$90,822	$89,297
Due after one year through three years	—	—	25,787	25,161
Total available-for-sale investment securities	$140,327	$139,273	$116,609	$114,458
During the six months ended June 30, 2023 and 2022, we had sales and maturities of investment securities, as follows (in thousands):

	Six Months Ended June 30, 2023
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$3	$—	$1,013	$11,012
Agency securities	—	—	—	6,250
Treasury securities	—	—	—	32,355
Total	$3	$—	$1,013	$49,617

	Six Months Ended June 30, 2022
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$—	$—	$—	$23,998
Treasury securities	—	—	—	19,500
Total	$—	$—	$—	$43,498
Fair Value Measurements
Recurring Fair Value Measurements
The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 by level within the fair value hierarchy (in thousands):

	June 30, 2023
	Level 1	Level 2	Total Fair Value
Cash equivalents:
Money market funds	$5,226	$—	$5,226
Treasury securities	797	—	797
Available-for-sale investment securities:
Corporate bonds	—	5,452	5,452
Agency securities	—	11,028	11,028
Treasury securities	122,793	—	122,793
Total	$128,816	$16,480	$145,296

	December 31, 2022
	Level 1	Level 2	Total Fair Value
Cash equivalents:
Money market funds	$41,973	$—	$41,973
Treasury securities	1,287	—	1,287
Available-for-sale investment securities:
Corporate bonds	—	17,387	17,387
Agency securities	—	17,023	17,023
Treasury securities	80,048	—	80,048
Total	$123,308	$34,410	$157,718
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

 4. Capitalized Software Development Costs, net
Capitalized software development costs were as follows (in thousands):

	June 30, 2023	December 31, 2022
Capitalized software development costs, gross	$128,142	$129,749
Less: Accumulated amortization	(101,285)	(94,434)
Capitalized software development costs, net	$26,857	$35,315
Capitalized software development costs were $1.3 million and $4.2 million for the three months ended June 30, 2023 and 2022, respectively, and $2.3 million and $8.3 million for the six months ended June 30, 2023 and 2022, respectively. Amortization expense with respect to capitalized software development costs totaled $4.9 million and $6.0 million for the three months ended June 30, 2023 and 2022, respectively, and $10.8 million and $12.0 million for the six months ended June 30, 2023 and 2022, respectively. During the three and six months ended June 30, 2023, we disposed of $1.3 million and $3.5 million, respectively, of fully amortized capitalized software development costs.
Future amortization expense with respect to capitalized software development costs as of June 30, 2023 is estimated as follows (in thousands):

Years Ending December 31,
2023	$8,580
2024	12,042
2025	5,012
2026	1,223
Total amortization expense	$26,857

 5. Intangible Assets, net
Intangible assets consisted of the following (in thousands, except years):

	June 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$1,670	$(1,559)	$111	5.0
Database	4,710	(2,120)	2,590	10.0
Technology	6,539	(6,539)	—	4.0
Trademarks and trade names	1,520	(1,367)	153	5.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	7,340	(6,606)	734	5.0
Domain names	90	(85)	5	5.0
Patents	252	(252)	—	5.0
Total intangible assets, net	$22,801	$(19,208)	$3,593	5.8

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$1,670	$(1,448)	$222	5.0
Database	4,710	(1,884)	2,826	10.0
Technology	6,539	(6,539)	—	4.0
Trademarks and trade names	1,520	(1,211)	309	5.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	7,340	(5,872)	1,468	5.0
Domain names	90	(82)	8	5.0
Patents	252	(252)	—	5.0
Total intangible assets, net	$22,801	$(17,968)	$4,833	4.7

Amortization expense with respect to intangible assets totaled $0.6 million and $1.2 million for the three months ended June 30, 2023 and 2022, respectively, and $1.2 million and $2.3 million for the six months ended June 30, 2023 and 2022, respectively. Future amortization expense with respect to intangible assets as of June 30, 2023 is estimated as follows (in thousands):

Years Ending December 31,
2023	$1,236
2024	473
2025	471
2026	471
2027	471
Thereafter	471
Total amortization expense	$3,593

 6. Accrued Employee Expenses
Accrued employee expenses consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued vacation	$13,523	$12,067
Accrued bonuses	10,028	13,806
Accrued severance	515	496
Accrued payroll and other	7,381	8,007
Total accrued employee expenses	$31,447	$34,376
In the first quarter of 2023, we accrued $14.9 million of severance related to separation costs associated with our former Chief Executive Officer's Transition and Separation Agreement, dated March 1, 2023 ("Separation Agreement"). The $14.9 million was fully paid in the second quarter of 2023.
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
The components of lease expense recognized in the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$1,131	$1,468	$2,276	$2,915
Variable lease cost	448	252	1,021	375
Total lease cost	$1,579	$1,720	$3,297	$3,290

Lease-related assets and liabilities were as follows (in thousands):

	June 30, 2023	December 31, 2022
Assets
Operating lease right-of-use assets	$20,308	$23,485

Liabilities
Other current liabilities	$3,052	$3,357
Operating lease liabilities	39,554	50,237
Total lease liabilities	$42,606	$53,594
During the second quarter of 2022, we decided to exit and make available for sublease certain leased office spaces. As a result, we recorded an impairment of $19.4 million consisting of $15.7 million related to ROU assets and $3.7 million related to property and equipment associated with our leased office spaces. These charges were recorded within General and administrative expenses in our Condensed Consolidated Statements of Operations.
In January 2023, we entered into an amendment to the lease agreement for our San Diego facility (the "San Diego Lease"). We remeasured the lease liability and recorded a reduction to the lease liability and right-of-use asset using the discount rate at the modification date, which resulted in a gain of $2.4 million in the Condensed Consolidated Statements of Operations.

In June 2023, we entered into a second amendment to reduce the rentable square footage and our future rental payment obligations under the San Diego Lease pursuant to which we made a one-time payment of $2.9 million. We again remeasured the lease liability and recorded a reduction to the lease liability using the discount rate at the modification date. As a result, we recorded a gain of $1.9 million in the Condensed Consolidated Statements of Operations.
In July 2023, we entered into an agreement to sublet one of our office spaces in Santa Barbara through December 31, 2031.
Future minimum lease payments under non-cancellable leases as of June 30, 2023 were as follows (in thousands):

Years ending December 31,
2023(1)	$(793)
2024(1)	5,063
2025	6,168
2026	6,345
2027	6,528
Thereafter	31,090
Total future minimum lease payments	54,401
Less: imputed interest	(11,795)
Total	$42,606
(1) Future minimum lease payments for the years ending December 31, 2023 and 2024 are presented net of tenant improvement allowances of $3.7 million and $0.7 million respectively.

 8. Commitments and Contingencies
Legal Liability to Landlord Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc., which was established in connection with reinsuring liability to landlord insurance policies offered to our customers by our third-party service provider. Each policy has a limit of $100 thousand per incident. We assume a 100% quota share of the liability to landlord insurance policies placed with our customers by our third-party service provider. We accrue for reported claims, and include an estimate of losses incurred but not reported by our property manager customers, in cost of revenue because we bear the risk related to all such claims. Our estimated liability for reported claims and incurred but not reported claims as of June 30, 2023 and December 31, 2022 was $3.2 million and $2.7 million, respectively, and is included in Other current liabilities on our Condensed Consolidated Balance Sheets.
Included in Prepaid expenses and other current assets as of June 30, 2023 and December 31, 2022 are $2.8 million and $4.5 million, respectively, of deposits held with a third party related to requirements to maintain collateral for this insurance service.
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

 9. Stock-Based Compensation
Stock Options
A summary of activity in connection with our stock options for the six months ended June 30, 2023, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years
Options outstanding as of December 31, 2022	516	$12.90	2.7
Options granted	120	129.74
Options exercised	(159)	9.44
Options outstanding as of June 30, 2023	477	$43.44	3.4
During the six months ended June 30, 2023, we granted our Chief Executive Officer 120,000 stock options of our Class A common stock. These stock options vest based on service conditions with one-third vesting at the end of each of the years ending December 31, 2025, 2026 and 2027. No stock options were granted during the six months ended June 30, 2022.
Our stock-based compensation expense for stock options was $0.4 million and $0.6 million for the three and six months ended June 30, 2023, respectively. There was no stock-based compensation expense for stock options in the same periods in the prior year.
The fair value of stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes information relating to our stock options granted during six months ended June 30, 2023:

Weighted average grant-date fair value per share	$67.23
Weighted average Black-Scholes model assumptions:
Risk-free interest rate	4.06%
Expected term (in years)	6.92
Expected volatility	44%
Expected dividend yield	—
As of June 30, 2023, the total estimated remaining stock-based compensation expense for the aforementioned stock options was $7.5 million, which is expected to be recognized over a weighted average period of 4.5 years.

Restricted Stock Units
A summary of activity in connection with our RSUs for the six months ended June 30, 2023, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2022	1,162	$116.88
Granted	630	122.37
Vested	(261)	116.18
Forfeited	(196)	115.28
Unvested as of June 30, 2023	1,335	$119.84
Unvested RSUs as of June 30, 2023 were composed of 1.1 million RSUs with only service conditions and 0.2 million PSUs with both service conditions and performance conditions. RSUs granted with only service conditions generally vest over a four-year period. The number of PSUs granted, as included in the above table, assumes achievement of the performance metric at 100% of the performance target. Of the unvested PSUs as of June 30, 2023, 0.1 million are subject to vesting based on the achievement of pre-established performance metrics for the year ending December 31, 2023 and will vest over a three year period, assuming continued employment through each vesting date. The actual number of shares to be issued at the end of the performance period will range from 0% to 142% of the target number of shares depending on achievement relative to the performance metric over the applicable period. The remaining 0.1 million PSUs unvested as of June 30, 2023 are subject to vesting based on the achievement of pre-established performance metrics for three year measurement periods ending December 31, 2023, assuming continued employment throughout the performance period. The actual number of shares to be issued at the end of the performance period will range from 0% to 100% of the initial target awards. Achievement of the performance metric between 100% and 150% of the performance target will result in a performance-based cash bonus payment between 0% and 65% of the initial target awards.
We recognized stock-based compensation expense for the RSUs and PSUs of $10.4 million and $10.5 million for the three months ended June 30, 2023 and 2022, respectively, and $24.1 million and $18.3 million for the six months ended June 30, 2023 and 2022, respectively. Excluded from stock-based compensation expense is capitalized software development costs of $0.2 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively, and $0.4 million and $1.2 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the total estimated remaining stock-based compensation expense for the aforementioned RSUs and PSUs was $126.2 million, which is expected to be recognized over a weighted average period of 2.7 years.
Restricted Stock Awards
A summary of activity in connection with our restricted stock awards ("RSAs") for the six months ended June 30, 2023 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2022	6	$96.33
Granted	6	151.83
Vested	(6)	96.33
Unvested as of June 30, 2023	6	$151.83
We have the right to repurchase any unvested RSAs subject to certain conditions. RSAs vest over a one-year period. Our stock-based compensation expense for RSAs was not material for the periods presented.
As of June 30, 2023, the total estimated remaining stock-based compensation expense for unvested RSAs with a repurchase right was $0.9 million, which is expected to be recognized over a weighted average period of 0.9 years.
 10. Income Taxes
We calculate our provision for (benefit from) income taxes on a quarterly basis by applying an estimated annual effective tax rate to income/loss from operations and by calculating the tax effect of discrete items recognized during the quarter.

For the three and six months ended June 30, 2023, we recorded income tax expense of $19.6 million and $29.6 million representing an effective tax rate of 2,637% and (121)%. The effective tax rate as compared to the U.S. federal statutory rate of 21% differs primarily due to the change in valuation allowance against deferred tax assets, non-deductible officers' compensation and state income taxes, partially offset by tax benefits from research and development tax credits.
We assess our ability to realize our deferred tax assets on a quarterly basis and we establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies.
There were no material changes to our unrecognized tax benefits during the six months ended June 30, 2023.
 11. Revenue and Other Information
The following table presents our revenue categories for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Core solutions	$38,515	$32,414	$75,684	$63,223
Value Added Services	106,085	81,450	202,920	152,950
Other	2,475	3,586	4,571	6,573
Total revenue	$147,075	$117,450	$283,175	$222,746
Our revenue is generated primarily from customers in the United States. All of our property and equipment is located in the United States.
Deferred Revenue
Deferred revenue as of June 30, 2023 and December 31, 2022 was $1.1 million and $0.9 million, respectively, and is included in Other current liabilities on our Condensed Consolidated Balance Sheets. During the six months ended June 30, 2023 and 2022, we recognized $0.7 million and $2.1 million of revenue, respectively, which were included in the deferred revenue balances as of December 31, 2022 and 2021, respectively.
Remaining Performance Obligations
As of June 30, 2023, the total non-cancelable remaining performance obligations ("RPO") under our contracts with customers was $24 million, and we expect to recognize revenue on approximately 50% of these RPO over the following 12 months, with the balance to be recognized thereafter.
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
Property management units under management. We believe that our ability to increase our number of property management units under management is an indicator of our market penetration, growth, and potential future business opportunities. We define property management units under management as active or committed units under management at the period end date. We had 7.7 million and 6.8 million property management units under management as of June 30, 2023 and 2022, respectively.

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
We charge our customers for assistance onboarding onto our core solutions and for certain other non-recurring services. We generally invoice for these other services in advance of the services being completed and recognize revenue in the period the service is rendered. We generate revenue from the legacy customers of previously acquired businesses by providing services outside of our property management core solution platform. Revenue derived from these services is recorded in Other revenue. As of June 30, 2023 and 2022, we had 19,145 and 17,878 property management customers, respectively.
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
Provision for (Benefit from) Income Taxes. Provision for income taxes consists of federal and state income taxes in the United States.
Results of Operations

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Core solutions	$38,515	$32,414	$6,101	19%	$75,684	$63,223	$12,461	20%
Value Added Services	106,085	81,450	24,635	30%	202,920	152,950	49,970	33%
Other	2,475	3,586	(1,111)	(31)%	4,571	6,573	(2,002)	(30)%
Total revenue	$147,075	$117,450	$29,625	25%	$283,175	$222,746	$60,429	27%

The increase in revenue for the three and six months ended June 30, 2023, compared to the same periods in the prior year, was primarily attributable to an increase in the usage of our payment, tenant screening and risk mitigation services. During the three and six month period ended June 30, 2023, we also experienced growth of 13% in the number of property management units under management compared to the same periods in the prior year, which drove growth in users of our subscription and usage-based services.
We expect our payment services, including the eCheck (ACH) transaction fee, which we will no longer waive beginning in the third quarter of 2023, to increase for the remainder of the year ended December 31, 2023.

Cost of Revenue (Exclusive of Depreciation and Amortization)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$57,854	$47,430	$10,424	22%	$114,062	$90,777	$23,285	26%
Percentage of revenue	39.3%	40.4%			40.3%	40.8%
Stock-based compensation, included above	$988	$726	$262	36%	$1,756	$1,084	$672	62%
Percentage of revenue	0.7%	0.6%			0.6%	0.5%
For the three and six months ended June 30, 2023, expenditures to third-party service providers related to the delivery of our Value Added Services increased $7.0 million and $15.2 million, respectively, compared to the same periods in the prior year. This increase was directly associated with the increased adoption and utilization of our Value Added Services. Personnel-related costs, including stock-based and performance-based compensation, necessary to support growth and key investments, increased $2.4 million and $6.1 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year. Allocated shared and other costs increased by $1.0 million and $1.9 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year, primarily related to platform infrastructure, software and other costs incurred in support of our overall growth.
As a percentage of revenue, cost of revenue (exclusive of depreciation and amortization) fluctuates primarily based on the mix of Value Added Services revenue in the period, given the varying percentage of revenue we pay to third-party service providers. We expect cost of revenue (exclusive of depreciation and amortization) for the year ending December 31, 2023, to decrease as a percentage of revenue compared to the year ended December 31, 2022, primarily due to increased revenue from our enhanced revenue mix.
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Sales and marketing	$27,002	$26,995	$7	—%	$56,400	$51,914	$4,486	9%
Percentage of revenue	18.4%	23.0%			19.9%	23.3%
Stock-based compensation, included above	$444	$2,013	$(1,569)	(78)%	$2,861	$3,473	$(612)	(18)%
Percentage of revenue	0.3%	1.7%			1.0%	1.6%
Sales and marketing expense for the three months ended June 30, 2023 stayed flat compared to the same period in the prior year. Sales and marketing expense for the six months ended June 30, 2023 increased primarily due to increases in personnel-related costs, including stock-based and performance-based compensation, necessary to support growth in the business of $3.4 million compared to the same period in the prior year. Advertising costs increased by $0.9 million for the six months ended June 30, 2023 compared to the same period in the prior year, due to increased promotional activities.
The decrease in stock-based compensation for the three and six months ended June 30, 2023 was primarily due to the reversal of expense for unvested equity awards as a result of changes in our leadership team.
We expect sales and marketing expense for the year ending December 31, 2023 to decrease as a percentage of revenue compared to the year ended December 31, 2022, as we continue to leverage headcount efficiencies.

Research and Product Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Research and product development	$37,263	$26,687	$10,576	40%	$74,925	$51,007	$23,918	47%
Percentage of revenue	25.3%	22.7%			26.5%	22.9%
Stock-based compensation, included above	$4,348	$4,024	$324	8%	$9,787	$6,830	$2,957	43%
Percentage of revenue	3.0%	3.4%			3.5%	3.1%
Research and product development expense for the three and six months ended June 30, 2023 increased primarily due to an increase in personnel-related costs, including stock-based and performance-based compensation, net of capitalized software development costs, of $10.2 million and $23.0 million, respectively, compared to the same periods in the prior year. The increase in personnel-related costs was primarily due to headcount growth within our research and product development organization.
We expect research and product development expenses for the year ending December 31, 2023 to increase as a percentage of revenue compared to the year ended December 31, 2022, as we continue to invest in our research and product development organization to support our strategy to expand the use cases of our product capabilities to the larger customer segment.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
General and administrative	$18,819	$37,947	$(19,128)	(50)%	$50,510	$56,911	$(6,401)	(11)%
Percentage of revenue	12.8%	32.3%			17.8%	25.5%
Stock-based compensation, included above	$4,992	$3,198	$1,794	56%	$10,271	$5,992	$4,279	71%
Percentage of revenue	3.4%	2.7%			3.6%	2.7%
General and administrative expense for the three and six months ended June 30, 2023 decreased compared to the same periods in the prior year primarily due to lease-related asset impairment charges of $19.4 million and $19.8 million recognized in the three and six months ended June 30, 2022, respectively, that did not recur in 2023. In addition, allocated shared and other costs decreased $1.9 million and $4.3 million for the three and six months ended June 30, 2023, compared to the same periods in the prior year, due to gains related to lease modifications. This was partially offset by an increase in personnel-related costs, including stock-based and performance-based compensation, in the three and six months ended June 30, 2023 of $1.9 million and $17.5 million, respectively, compared to the same periods in the prior year. The increase in personnel-related costs for the six months ended June 30, 2023 was driven primarily by the separation costs associated with our former Chief Executive Officer's Separation Agreement. For further information see Note 6, Accrued Employee Expenses, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
For the three and six months ended June 30, 2023, stock-based compensation increased due to additional grants to current and new employees.
We expect general and administrative expenses for the year ending December 31, 2023 to decrease as a percentage of revenue compared to the year ended December 31, 2022, as we continue to leverage headcount efficiencies.

Depreciation and Amortization

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Depreciation and amortization	$6,816	$8,321	$(1,505)	(18)%	$14,487	$16,736	$(2,249)	(13)%
Percentage of revenue	4.6%	7.1%			5.1%	7.5%
Depreciation and amortization expense for the three and six months ended June 30, 2023 decreased, compared to the same periods in the prior year, primarily due to decreased amortization expense associated with capitalized software development and intangible balances.
We expect depreciation and amortization expenses for the year ending December 31, 2023 to decrease as a percentage of revenue compared to the year ended December 31, 2022 due to a decrease in amortization of accumulated capitalized software development balances.
Interest Income, Net

	Three Months Ended June 30, 2023		Change		Six Months Ended June 30, 2023		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Interest income, net	$1,478	$151	$1,327	879%	$2,839	$258	$2,581	1,000%
Percentage of revenue	1.0%	—%			1.0%	0.1%

Interest income for the three and six months ended June 30, 2023 increased, compared to the same periods in the prior year, primarily due to higher interest rates.
Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Income (loss) before provision for income taxes	$745	$(29,734)	$30,479	(103)%	$(24,404)	$(44,306)	$19,902	(45)%
Provision for (benefit from) income taxes	$19,646	$236	$19,410	*	$29,607	$(49)	$29,656	*
Effective tax rate	2,637%	(1)%			(121)%	—%
*Percentage not meaningful
Our effective tax rates for the three and six months ended June 30, 2023 differ from the U.S. federal statutory rate of 21% primarily due to the change in valuation allowance against deferred tax assets, non-deductible officers' compensation and state income taxes, partially offset by tax benefits from stock-based compensation and research and development tax credits. Our effective tax rates for the three and six months ended June 30, 2022 differ from the U.S. federal statutory rate of 21% primarily due to the change in valuation allowance against deferred tax assets and tax benefits from research and development credits.
The increase in our effective tax rate for the three months ended June 30, 2023, as compared to the same period in 2022, is primarily due to the significant increase in our pre-tax income and increase in tax expense attributable to the change in valuation allowance against deferred tax assets, higher non-deductible officers’ compensation, state income taxes, and capitalized research and development expenses as required by a change in U.S. tax law effective January 1, 2022. The decrease in our effective tax rate for the six months ended June 30, 2023 as compared to the same period in 2022 is primarily attributable to the decrease in our pre-tax losses and increase in tax expense for similar reasons aforementioned.

Liquidity and Capital Resources
Our principal sources of liquidity continue to be cash, cash equivalents, and investment securities totaling $164.0 million, as well as cash flows generated from our operations. We have financed our operations primarily through cash generated from operations. We believe that our existing cash and cash equivalents, investment securities, and cash generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash (used in) provided by operating activities	$(7,657)	$3,281
Net cash used in investing activities	(26,660)	(13,694)
Net cash used in financing activities	(11,754)	(4,994)
Net decrease in cash, cash equivalents and restricted cash	$(46,071)	$(15,407)
Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our core solutions and Value Added Services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
The net decrease in cash provided by operating activities for the six months ended June 30, 2023, compared to the same period in the prior year, was primarily due to the payment of separation costs in the second quarter of 2023 related to our former Chief Executive Officer's Separation Agreement, partially offset by changes in working capital levels.
Investing Activities
Cash used in investing activities is generally composed of purchases of investment securities, maturities and sales of investment securities, purchases of property and equipment, and additions to capitalized software development.
The net increase in cash used in investing activities for the six months ended June 30, 2023, compared to the same period in the prior year, was primarily due to higher purchases of available-for-sale investment securities.
Financing Activities
Cash used in financing activities is generally composed of net share settlements for employee tax withholdings associated with the vesting of equity awards offset by proceeds from the exercise of stock options.
The net increase in cash used in financing activities for the six months ended June 30, 2023, compared to the same period in the prior year, was primarily due to an increase in net share settlements for employee tax withholdings associated with the vesting of equity awards.

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
Investment Securities
As of June 30, 2023, we had $139.3 million of investment securities consisting of United States government agency securities, corporate bonds, and treasury securities. The primary objective of investing in securities is to support our liquidity and capital needs. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
Our investment securities are exposed to market risk due to interest rate fluctuations. While fluctuations in interest rates do not impact our interest income from our investment securities as all of these securities have fixed interest rates, changes in interest rates may impact the fair value of the investment securities. Since our investment securities are held as available for sale, all changes in fair value impact our other comprehensive (loss) income unless an investment security is considered impaired in which case changes in fair value are reported in other expense. As of June 30, 2023, a hypothetical 100 basis point decrease in interest rates would have resulted in an increase in the fair value of our investment securities of approximately $0.6 million and a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investment securities of approximately $0.6 million. This estimate is based on a sensitivity model which measures an instant change in interest rates by 100 basis points at June 30, 2023.
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

Item 5. Other Information
On May 5, 2023, Janet Kerr, a member of our Board of Directors, entered into a prearranged stock selling plan for the sale of up to 1,000 shares of the Company's Class A common stock between August 4, 2023 and December 31, 2023 (the "Sale Period"). Ms. Kerr's trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act of 1934, as amended, and the Company's policies regarding insider transactions.

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

AppFolio, Inc.

Date:	July 27, 2023	By:	/s/ Shane Trigg
Shane Trigg
Chief Executive Officer
(Principal Executive Officer)

Date:	July 27, 2023	By:	/s/ Fay Sien Goon
Fay Sien Goon
Chief Financial Officer
(Principal Financial and Accounting Officer)