Form 10-Q
period 2023-09-30
APPFOLIO INC
filed 2023-10-27
CIK 1433195

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023.
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

As of October 19, 2023, the number of shares of the registrant’s Class A common stock outstanding was 21,645,690 and the number of shares of the registrant’s Class B common stock outstanding was 14,116,418

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023 (this "Quarterly Report"), contains forward-looking statements within the meaning of federal securities laws, which statements involve substantial risks and uncertainties. The forward-looking statements made in this Quarterly Report are based primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and prospects and relate only to events as of the date on which the statements are made. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report and "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (our "Annual Report"), as well as in the other reports we file with the Securities and Exchange Commission (the "SEC"). You should read this Quarterly Report, and the other documents we file with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements. As such, you should not rely upon forward-looking statements as predictions of future events. Examples of forward-looking statements include, among others, statements made regarding changes in the competitive environment, responding to customer needs, research and product development plans, future products and services, growth in the size of our business and number of customers, strategic plans and objectives, business forecasts and plans, our future or assumed financial condition, results of operations and liquidity, trends affecting our business and industry, capital needs and financing plans, capital resource allocation plans, share repurchase plans, and commitments and contingencies, including with respect to the outcome of legal proceedings or regulatory matters. Any forward-looking statement made by us in this Quarterly Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

APPFOLIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$59,937	$70,769
Investment securities—current	131,589	89,297
Accounts receivable, net	20,359	16,503
Prepaid expenses and other current assets	27,992	24,899
Total current assets	239,877	201,468
Investment securities—noncurrent	—	25,161
Property and equipment, net	27,132	26,110
Operating lease right-of-use assets	19,799	23,485
Capitalized software development costs, net	24,021	35,315
Goodwill	56,060	56,060
Intangible assets, net	2,976	4,833
Other long-term assets	8,735	8,785
Total assets	$378,600	$381,217
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,350	$2,473
Accrued employee expenses	42,093	34,376
Accrued expenses	19,979	15,601
Other current liabilities	10,725	8,893
Total current liabilities	74,147	61,343
Operating lease liabilities	41,108	50,237
Other liabilities	689	4,091
Total liabilities	115,944	115,671
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock	2	2
Class B common stock	2	2
Additional paid-in capital	232,705	209,704
Accumulated other comprehensive loss	(9)	(1,684)
Treasury stock	(25,756)	(25,756)
Retained earnings	55,712	83,278
Total stockholders’ equity	262,656	265,546
Total liabilities and stockholders’ equity	$378,600	$381,217
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$165,440	$125,079	$448,615	$347,825
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)(1)	62,739	50,707	176,801	141,484
Sales and marketing(1)	29,701	25,644	86,101	77,558
Research and product development(1)	41,592	28,959	116,517	79,966
General and administrative(1)	23,907	19,347	74,417	76,258
Depreciation and amortization	7,568	8,241	22,055	24,977
Total costs and operating expenses	165,507	132,898	475,891	400,243
Loss from operations	(67)	(7,819)	(27,276)	(52,418)
Other (loss) income, net	(249)	4,221	(283)	4,256
Interest income, net	1,788	374	4,627	632
Income (loss) before provision for income taxes	1,472	(3,224)	(22,932)	(47,530)
(Benefit from) provision for income taxes	(24,973)	938	4,634	889
Net income (loss)	$26,445	$(4,162)	$(27,566)	$(48,419)

Net income (loss) per common share:
Basic	$0.74	$(0.12)	$(0.78)	$(1.39)
Diluted	$0.72	$(0.12)	$(0.78)	$(1.39)
Weighted average common shares outstanding:
Basic	35,691	35,043	35,567	34,936
Diluted	36,482	35,043	35,567	34,936
(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock-based compensation expense included in costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$1,149	$789	$2,905	$1,873
Sales and marketing	2,041	2,023	4,902	5,496
Research and product development	6,064	4,330	15,851	11,160
General and administrative	6,003	3,688	16,274	9,680
Total stock-based compensation expense	$15,257	$10,830	$39,932	$28,209

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$26,445	$(4,162)	$(27,566)	$(48,419)
Other comprehensive income (loss):
Changes in unrealized gains (losses) on investment securities	578	(614)	1,675	(2,359)
Comprehensive income (loss)	$27,023	$(4,776)	$(25,891)	$(50,778)
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Class A		Class B		Capital	Loss	Stock	Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	20,569	$2	14,746	$2	$209,704	$(1,684)	$(25,756)	$83,278	$265,546
Exercise of stock options	64	—	—	—	834	—	—	—	834
Stock-based compensation	—	—	—	—	14,075	—	—	—	14,075
Vesting of restricted stock units, net of shares withheld for taxes	79	—	—	—	(5,539)	—	—	—	(5,539)
Conversion of Class B common stock to Class A common stock	27	—	(27)	—	—	—	—	—	—
Issuance of restricted stock awards	2	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	763	—	—	763
Net loss	—	—	—	—	—	—	—	(35,110)	(35,110)
Balance at March 31, 2023	20,741	$2	14,719	$2	$219,074	$(921)	$(25,756)	$48,168	$240,569
Exercise of stock options	95	—	—	—	668	—	—	—	668
Stock-based compensation	—	—	—	—	11,000	—	—	—	11,000
Vesting of restricted stock units, net of shares withheld for taxes	82	—	—	—	(7,717)	—	—	—	(7,717)
Issuance of restricted stock awards	4	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	334	—	—	334
Net loss	—	—	—	—	—	—	—	(18,901)	(18,901)
Balance at June 30, 2023	20,922	$2	14,719	$2	$223,025	$(587)	$(25,756)	$29,267	$225,953
Exercise of stock options	59	—	—	—	683	—	—	—	683
Stock-based compensation	—	—	—	—	15,508	—	—	—	15,508
Vesting of restricted stock units, net of shares withheld for taxes	61	—	—	—	(6,511)	—	—	—	(6,511)
Conversion of Class B common stock to Class A common stock	602	—	(602)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	578	—	—	578
Net income	—	—	—	—	—	—	—	26,445	26,445
Balance at September 30, 2023	21,644	$2	14,117	$2	$232,705	$(9)	$(25,756)	$55,712	$262,656

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Class A		Class B		Capital	Loss	Stock	Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	19,417	$2	15,408	$2	$171,930	$(194)	$(25,756)	$151,397	$297,381
Exercise of stock options	17	—	—	—	100	—	—	—	100
Stock-based compensation	—	—	—	—	7,967	—	—	—	7,967
Vesting of restricted stock units, net of shares withheld for taxes	17	—	—	—	(1,073)	—	—	—	(1,073)
Conversion of Class B common stock to Class A common stock	572	—	(572)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(1,345)	—	—	(1,345)
Net loss	—	—	—	—	—	—	—	(14,287)	(14,287)
Balance at March 31, 2022	20,023	$2	14,836	$2	$178,924	$(1,539)	$(25,756)	$137,110	$288,743
Exercise of stock options	41	—	27	—	503	—	—	—	503
Stock-based compensation	—	—	—	—	10,639	—	—	—	10,639
Vesting of restricted stock units, net of shares withheld for taxes	66	—	—	—	(4,524)	—	—	—	(4,524)
Conversion of Class B common stock to Class A common stock	37	—	(37)	—	—	—	—	—	—
Issuance of restricted stock awards	6	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(400)	—	—	(400)
Net loss	—	—	—	—	—	—	—	(29,970)	(29,970)
Balance at June 30, 2022	20,173	$2	14,826	$2	$185,542	$(1,939)	$(25,756)	$107,140	$264,991
Exercise of stock options	102	—	—	—	1,976	—	—	—	1,976
Stock-based compensation	—	—	—	—	11,665	—	—	—	11,665
Vesting of restricted stock units, net of shares withheld for taxes	32	—	—	—	(1,984)	—	—	—	(1,984)
Conversion of Class B stock to Class A stock	80	—	(80)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(614)	—	—	(614)
Net loss	—	—	—	—	—	—	—	(4,162)	(4,162)
Balance as of September 30, 2022	20,387	$2	14,746	$2	$197,199	$(2,553)	$(25,756)	$102,978	$271,872
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash from operating activities
Net loss	$(27,566)	$(48,419)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,115	23,295
Amortization of operating lease right-of-use assets	1,618	2,498
Impairment, net	—	19,792
Gain on lease modification	(4,281)	—
Deferred income taxes	4	(1,392)
Stock-based compensation, including as amortized	41,872	29,891
Gain on sale of business	—	(4,156)
Other	(1,518)	(86)
Changes in operating assets and liabilities:
Accounts receivable	(3,857)	(2,579)
Prepaid expenses and other current assets	(763)	(3,159)
Other assets	51	(1,629)
Accounts payable	(1,485)	231
Accrued employee expenses	7,815	(822)
Accrued expenses	4,407	3,991
Taxes payable	(2,960)	(136)
Operating lease liabilities	(3,080)	(1,748)
Other liabilities	(1,272)	3,712
Net cash provided by operating activities	29,100	19,284
Cash from investing activities
Purchases of available-for-sale investments	(108,919)	(70,394)
Proceeds from sales of available-for-sale investments	1,013	—
Proceeds from maturities of available-for-sale investments	94,252	76,598
Purchases of property and equipment	(5,932)	(5,943)
Capitalization of software development costs	(3,394)	(10,468)
Proceeds from sale of equity-method investment	629	—
Proceeds from sale of business, net of cash divested	—	5,124
Net cash used in investing activities	(22,351)	(5,083)
Cash from financing activities
Proceeds from stock option exercises	2,185	2,579
Tax withholding for net share settlement	(19,766)	(7,581)
Net cash used in financing activities	(17,581)	(5,002)
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,832)	9,199
Cash, cash equivalents and restricted cash
Beginning of period	71,019	58,283
End of period	$60,187	$67,482

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within our Condensed Consolidated Balance Sheets to the total of the same such amounts shown above (in thousands):

	September 30,
	2023	2022
Cash and cash equivalents	$59,937	$67,232
Restricted cash included in other assets	250	250
Total cash, cash equivalents and restricted cash	$60,187	$67,482
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
 2. Summary of Significant Accounting Policies
Basis of Presentation and Significant Accounting Policies
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report, which was filed with the SEC on February 9, 2023. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim Condensed Consolidated Financial Statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of our Condensed Consolidated Financial Statements. The operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023.
Reclassification
We reclassified certain amounts in our Condensed Consolidated Statements of Cash Flows within the cash flows from operating activities section in the prior year to conform to the current year's presentation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue, expenses, other income, and provision for income taxes during the reporting period. Assets and liabilities which are subject to judgment and use of estimates include the fair value of financial instruments, capitalized software development costs, period of benefit associated with deferred costs, incremental borrowing rate used to measure operating lease liabilities, the recoverability of goodwill and long-lived assets, income taxes, useful lives associated with property and equipment and intangible assets, contingencies, assumptions underlying performance-based compensation (whether cash or stock-based), and assumptions underlying stock-based compensation. Actual results could differ from those estimates and any such differences may have a material impact on our Condensed Consolidated Financial Statements.

Net Income (Loss) per Common Share
Net income (loss) per common share was the same for shares of our Class A and Class B common stock because they are entitled to the same liquidation and dividend rights and are therefore combined in the table below. The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic net income (loss) per share:
Numerator
Net income (loss)	$26,445	$(4,162)	$(27,566)	$(48,419)
Less: undistributed earnings to participating securities	5	—	—	—
Net income (loss) attributable to common stockholders	$26,440	$(4,162)	$(27,566)	$(48,419)
Denominator
Weighted average common shares outstanding	35,697	35,049	35,574	34,941
Less: Weighted average unvested restricted shares subject to repurchase	6	6	7	5
Weighted average common shares outstanding; basic	35,691	35,043	35,567	34,936
Net income (loss) per common share; basic	$0.74	$(0.12)	$(0.78)	$(1.39)
Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$26,440	$(4,162)	$(27,566)	$(48,419)
Denominator
Weighted average common shares outstanding; basic	35,691	35,043	35,567	34,936
Add: Weighted average dilutive options outstanding	306	—	—	—
Add: Weighted average dilutive RSUs outstanding	485	—	—	—
Weighted average common shares outstanding; diluted	36,482	35,043	35,567	34,936
Net income (loss) per common share; diluted	$0.72	$(0.12)	$(0.78)	$(1.39)
Potentially dilutive securities that are not included in the calculation of diluted net income (loss) per share because doing so would be antidilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unvested Restricted Stock Awards	6	6	6	6
Options	120	659	418	659
Restricted Stock Units	—	1,187	1,214	1,187
Total potentially dilutive securities	126	1,852	1,638	1,852
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

 3. Investment Securities and Fair Value Measurements
Investment Securities
Investment securities classified as available-for-sale consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Agency securities	$11,264	$—	$(90)	$11,174
Treasury securities	120,801	2	(388)	120,415
Total available-for-sale investment securities	$132,065	$2	$(478)	$131,589

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$17,497	$2	$(112)	$17,387
Agency securities	17,507	—	(484)	17,023
Treasury securities	81,605	—	(1,557)	80,048
Total available-for-sale investment securities	$116,609	$2	$(2,153)	$114,458
As of September 30, 2023, the decline in fair value below amortized cost basis was not considered other than temporary as it is more likely than not we will hold the securities until maturity or recovery of the cost basis. No allowance for credit losses for available-for-sale investment securities was recorded as of September 30, 2023 or December 31, 2022.
The fair values of available-for-sale investment securities, by remaining contractual maturity, are as follows (in thousands):

	September 30, 2023		December 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$132,065	$131,589	$90,822	$89,297
Due after one year through three years	—	—	25,787	25,161
Total available-for-sale investment securities	$132,065	$131,589	$116,609	$114,458
During the nine months ended September 30, 2023 and 2022, we had sales and maturities of investment securities, as follows (in thousands):

	Nine Months Ended September 30, 2023
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$3	$—	$1,013	$16,497
Agency securities	—	—	—	6,250
Treasury securities	—	—	—	71,505
Total	$3	$—	$1,013	$94,252

	Nine Months Ended September 30, 2022
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$—	$—	$—	$28,998
Agency securities	—	—	—	2,250
Treasury securities	—	—	—	45,350
Total	$—	$—	$—	$76,598
Fair Value Measurements
Recurring Fair Value Measurements
The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 by level within the fair value hierarchy (in thousands):

	September 30, 2023
	Level 1	Level 2	Total Fair Value
Cash equivalents:
Money market funds	$34,825	$—	$34,825
Treasury securities	9,928	—	9,928
Available-for-sale investment securities:
Agency securities	—	11,174	11,174
Treasury securities	120,415	—	120,415
Total	$165,168	$11,174	$176,342

	December 31, 2022
	Level 1	Level 2	Total Fair Value
Cash equivalents:
Money market funds	$41,973	$—	$41,973
Treasury securities	1,287	—	1,287
Available-for-sale investment securities:
Corporate bonds	—	17,387	17,387
Agency securities	—	17,023	17,023
Treasury securities	80,048	—	80,048
Total	$123,308	$34,410	$157,718
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

 4. Capitalized Software Development Costs, net
Capitalized software development costs were as follows (in thousands):

	September 30, 2023	December 31, 2022
Capitalized software development costs, gross	$126,979	$129,749
Less: Accumulated amortization	(102,958)	(94,434)
Capitalized software development costs, net	$24,021	$35,315
Capitalized software development costs were $1.6 million and $4.5 million for the three months ended September 30, 2023 and 2022, respectively, and $3.9 million and $12.8 million for the nine months ended September 30, 2023 and 2022, respectively. Amortization expense with respect to capitalized software development costs totaled $4.4 million and $5.9 million for the three months ended September 30, 2023 and 2022, respectively, and $15.2 million and $18.0 million for the nine months ended September 30, 2023 and 2022, respectively. During the three and nine months ended September 30, 2023, we disposed of $2.8 million and $6.3 million, respectively, of fully amortized capitalized software development costs.
Future amortization expense with respect to capitalized software development costs as of September 30, 2023 is estimated as follows (in thousands):

Years Ending December 31,
2023	$4,116
2024	12,500
2025	5,547
2026	1,781
2027	77
Total amortization expense	$24,021

 5. Intangible Assets, net
Intangible assets consisted of the following (in thousands, except years):

	September 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$1,670	$(1,615)	$55	5.0
Database	4,710	(2,237)	2,473	10.0
Technology	6,539	(6,539)	—	4.0
Trademarks and trade names	1,520	(1,443)	77	5.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	7,340	(6,973)	367	5.0
Domain names	90	(86)	4	5.0
Patents	252	(252)	—	5.0
Total intangible assets, net	$22,801	$(19,825)	$2,976	5.8

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$1,670	$(1,448)	$222	5.0
Database	4,710	(1,884)	2,826	10.0
Technology	6,539	(6,539)	—	4.0
Trademarks and trade names	1,520	(1,211)	309	5.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	7,340	(5,872)	1,468	5.0
Domain names	90	(82)	8	5.0
Patents	252	(252)	—	5.0
Total intangible assets, net	$22,801	$(17,968)	$4,833	4.7

Amortization expense with respect to intangible assets totaled $0.6 million and $1.1 million for the three months ended September 30, 2023 and 2022, respectively, and $1.9 million and $3.4 million for the nine months ended September 30, 2023 and 2022, respectively. Future amortization expense with respect to intangible assets as of September 30, 2023 is estimated as follows (in thousands):

Years Ending December 31,
2023	$619
2024	473
2025	471
2026	471
2027	471
Thereafter	471
Total amortization expense	$2,976

 6. Accrued Employee Expenses
Accrued employee expenses consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued vacation	$13,576	$12,067
Accrued bonuses	9,113	13,806
Accrued severance and related personnel cost	8,722	496
Accrued payroll and other	10,682	8,007
Total accrued employee expenses	$42,093	$34,376
In the nine months ended September 30, 2023, we expensed and paid $14.9 million of severance related to separation costs associated with our former Chief Executive Officer's Transition and Separation Agreement, dated March 1, 2023 ("Separation Agreement").
In the third quarter of 2023, we accrued $10.3 million of severance and related personnel costs associated with our workforce reduction. We expect the associated liabilities to be substantially paid out in cash by the end of the fourth quarter of 2023. Refer to Note 12, Workforce Reduction for additional information.
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
The components of lease expense recognized in the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$1,027	$1,254	$3,303	$4,169
Variable lease cost	372	308	1,393	683
Total lease cost	$1,399	$1,562	$4,696	$4,852

Lease-related assets and liabilities were as follows (in thousands):

	September 30, 2023	December 31, 2022
Assets
Operating lease right-of-use assets	$19,799	$23,485

Liabilities
Other current liabilities	$3,056	$3,357
Operating lease liabilities	41,108	50,237
Total lease liabilities	$44,164	$53,594
During the second quarter of 2022, we decided to exit and make available for sublease certain leased office spaces. As a result, we recorded an impairment of $19.4 million consisting of $15.7 million related to the right-of-use assets and $3.7 million related to property and equipment associated with our leased office spaces. These charges were recorded in the Condensed Consolidated Statements of Operations.

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
In July 2023, we entered into an agreement to sublet one of our office spaces in Santa Barbara through December 31, 2031 (the "Santa Barbara 90 Sublease"). The total rental commitment over the term of the Santa Barbara 90 Sublease is $6.1 million. We performed impairment testing in accordance with ASC 360, and no impairment related to the right-of-use assets was recorded for the three months ended September 30, 2023.
Future minimum lease payments under non-cancellable leases as of September 30, 2023 were as follows (in thousands):

Years ending December 31,
2023(1)	$(33)
2024(1)	5,349
2025	6,168
2026	6,346
2027	6,528
Thereafter	31,090
Total future minimum lease payments	55,448
Less: imputed interest	(11,284)
Total	$44,164
(1) Future minimum lease payments for the years ending December 31, 2023 and 2024 are presented net of tenant improvement allowances of $1.5 million and $0.5 million respectively.
 8. Commitments and Contingencies
Legal Liability to Landlord Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc., which was established in connection with reinsuring liability to landlord insurance policies offered to our customers by our third-party service provider. Each policy has a limit of $100 thousand per incident. We assume a 100% quota share of the liability to landlord insurance policies placed with our customers by our third-party service provider. We accrue for reported claims, and include an estimate of losses incurred but not reported by our property manager customers, in cost of revenue because we bear the risk related to all such claims. Our estimated liability for reported claims and incurred but not reported claims as of September 30, 2023 and December 31, 2022 was $3.8 million and $2.7 million, respectively, and is included in Other current liabilities on our Condensed Consolidated Balance Sheets.
Included in Prepaid expenses and other current assets as of September 30, 2023 and December 31, 2022 are $3.1 million and $4.5 million, respectively, of deposits held with a third party related to requirements to maintain collateral for this insurance service.
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
 9. Stock-Based Compensation
Stock Options
A summary of activity in connection with our stock options for the nine months ended September 30, 2023, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years
Options outstanding as of December 31, 2022	516	$12.90	2.7
Options granted	120	129.74
Options exercised	(218)	9.74
Options outstanding as of September 30, 2023	418	$47.89	3.4
During the nine months ended September 30, 2023, we granted our Chief Executive Officer 120,000 stock options of our Class A common stock. These stock options vest based on service conditions with one-third vesting at the end of each of the years ending December 31, 2025, 2026 and 2027. No stock options were granted during the nine months ended September 30, 2022.
Our stock-based compensation expense for stock options was $0.4 million and $1.0 million for the three and nine months ended September 30, 2023, respectively. There was no stock-based compensation expense for stock options in the same periods in the prior year.
The fair value of stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes information relating to our stock options granted during nine months ended September 30, 2023:

Weighted average grant-date fair value per share	$67.23
Weighted average Black-Scholes model assumptions:
Risk-free interest rate	4.06%
Expected term (in years)	6.92
Expected volatility	44%
Expected dividend yield	—
As of September 30, 2023, the total estimated remaining stock-based compensation expense for the aforementioned stock options was $7.1 million, which is expected to be recognized over a weighted average period of 4.3 years.

Restricted Stock Units
A summary of activity in connection with our RSUs for the nine months ended September 30, 2023, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2022	1,162	$116.88
Granted	639	123.25
Vested	(360)	117.04
Forfeited	(227)	115.86
Unvested as of September 30, 2023	1,214	$120.38
Unvested RSUs as of September 30, 2023 were composed of 1.0 million RSUs with only service conditions and 0.2 million PSUs with both service conditions and performance conditions. RSUs granted with only service conditions generally vest over a four-year period. The number of PSUs granted, as included in the above table, assumes achievement of the performance metric at 100% of the performance target. Of the unvested PSUs as of September 30, 2023, 0.1 million are subject to vesting based on the achievement of pre-established performance metrics for the year ending December 31, 2023 and will vest over a three year period, assuming continued employment through each vesting date. The actual number of shares to be issued at the end of the performance period will range from 0% to 142% of the target number of shares depending on achievement relative to the performance metric over the applicable period. The remaining unvested PSUs as of September 30, 2023 are primarily subject to vesting based on the achievement of pre-established performance metrics for three year measurement periods ending December 31, 2023, assuming continued employment throughout the performance period. The actual number of shares to be issued at the end of the performance period will range from 0% to 100% of the initial target awards. Achievement of the performance metric between 100% and 150% of the performance target will result in a performance-based cash bonus payment between 0% and 65% of the initial target awards.
We recognized stock-based compensation expense for the RSUs and PSUs of $14.8 million and $11.5 million for the three months ended September 30, 2023 and 2022, respectively, and $39.0 million and $29.8 million for the nine months ended September 30, 2023 and 2022, respectively. Excluded from stock-based compensation expense is capitalized software development costs of $0.3 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively, and $0.6 million and $2.1 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the total estimated remaining stock-based compensation expense for the aforementioned RSUs and PSUs was $103.8 million, which is expected to be recognized over a weighted average period of 2.5 years.
Restricted Stock Awards
A summary of activity in connection with our restricted stock awards ("RSAs") for the nine months ended September 30, 2023 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2022	6	$96.33
Granted	6	151.83
Vested	(6)	96.33
Unvested as of September 30, 2023	6	$151.83
We have the right to repurchase any unvested RSAs subject to certain conditions. RSAs vest over a one-year period. Our stock-based compensation expense for RSAs was not material for the periods presented.
As of September 30, 2023, the total estimated remaining stock-based compensation expense for unvested RSAs with a repurchase right was $0.7 million, which is expected to be recognized over a weighted average period of 0.7 years.
 10. Income Taxes
For the three and nine months ended September 30, 2023, we applied the discrete effective tax rate method, as allowed by ASC 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate our interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate yields an estimate that is not reliable and the actual effective rate for the year-to-date results represents the best estimate of the annual effective tax rate. We believe that the use of the estimated annual effective tax rate method is not reliable because small changes in the projected ordinary annual income would result in significant variability in the estimated annual effective tax rate. As a result of applying the discrete method approach, we recorded a year-to-date tax expense on our year-to-date pre-tax losses as of September 30, 2023. The income tax expense is predominantly driven by the estimated tax liabilities attributable to certain permanent and temporary tax differences, most notably the capitalization of research and development expenses, without a corresponding deferred tax benefit due to our full valuation allowance position.
For the three and nine months ended September 30, 2023, we recorded income tax benefit of $(25.0) million and income tax expense of $4.6 million, respectively, representing an effective tax rate of (1697)% and (20)%, respectively. The effective tax rate as compared to the U.S. federal statutory rate of 21% differs primarily due to the change in valuation allowance against deferred tax assets, non-deductible officers' compensation and state income taxes, partially offset by tax benefits from stock-based compensation and research and development tax credits.
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
There were no material changes to our unrecognized tax benefits during the nine months ended September 30, 2023, and we do not expect to have any significant changes to unrecognized tax benefits through the remainder of the year.
 11. Revenue and Other Information
The following table presents our revenue categories for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Core solutions	$39,756	$33,940	$115,440	$97,163
Value Added Services	123,188	88,399	326,108	241,349
Other	2,496	2,740	7,067	9,313
Total revenue	$165,440	$125,079	$448,615	$347,825
Our revenue is generated primarily from customers in the United States. All of our property and equipment is located in the United States.
Deferred Revenue
Deferred revenue as of September 30, 2023 and December 31, 2022 was $1.0 million and $0.9 million, respectively, and is included in Other current liabilities on our Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2023 and 2022, we recognized $0.8 million and $2.3 million of revenue, respectively, which were included in the deferred revenue balances as of December 31, 2022 and 2021, respectively.
Remaining Performance Obligations
As of September 30, 2023, the total non-cancelable remaining performance obligations ("RPO") under our contracts with customers was $30 million, and we expect to recognize revenue on approximately 51% of these RPO over the following 12 months, with the balance to be recognized thereafter.

12. Workforce Reduction
During the three months ended September 30, 2023, we announced a plan to reduce our workforce by 149 employees in order to scale the business more efficiently. Impacted employees were notified in August 2023. There were no workforce reductions during the three and nine months ended September 30, 2022.
The following table presents the total severance and related personnel costs by function, for the three and nine months ended September 30, 2023 (in thousands):

Severance and Related Personnel Cost
Cost of revenue	$2,367
Sales and marketing	3,795
Research and product development	3,407
General and administrative	2,514
Total(1)	$12,083
(1) Total severance and related personnel costs include $1.8 million of accelerated stock-based compensation expense recognized during the three months ended September 30, 2023.
The following is a summary of changes in the accrued severance and related personnel cost, within Accrued Employee Expenses on the Condensed Consolidated Balance Sheets (in thousands):

Accrued Severance and Related Personnel Cost
Balance as of December 31, 2022	$—
Severance and related personnel cost	10,278
Cash Payments	(1,801)
Balance as of September 30, 2023	$8,477
The remaining accrued severance will be substantially paid out in cash by the end of the fourth quarter of 2023.
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
Property management units under management. We believe that our ability to increase our number of property management units under management is an indicator of our market penetration, growth, and potential future business opportunities. We define property management units under management as active or committed units under management at the period end date. We had 7.8 million and 7.1 million property management units under management as of September 30, 2023 and 2022, respectively.

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
We charge our customers for assistance onboarding onto our core solutions and for certain other non-recurring services. We generally invoice for these other services in advance of the services being completed and recognize revenue in the period the service is rendered. We generate revenue from the legacy customers of previously acquired businesses by providing services outside of our property management core solution platform. Revenue derived from these services is recorded in Other revenue. As of September 30, 2023 and 2022, we had 19,418 and 18,109 property management customers, respectively.
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
Provision for (Benefit from) Income Taxes. Provision for income taxes consists of federal and state income taxes in the United States.
Results of Operations

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Core solutions	$39,756	$33,940	$5,816	17%	$115,440	$97,163	$18,277	19%
Value Added Services	123,188	88,399	34,789	39%	326,108	241,349	84,759	35%
Other	2,496	2,740	(244)	(9)%	7,067	9,313	(2,246)	(24)%
Total revenue	$165,440	$125,079	$40,361	32%	$448,615	$347,825	$100,790	29%

The increase in revenue for the three and nine months ended September 30, 2023, compared to the same periods in the prior year, was primarily attributable to an increase in the usage of our payments, tenant screening, and risk mitigation services. During the three and nine month period ended September 30, 2023, we also experienced growth of 10% in the number of property management units under management compared to the same periods in the prior year, which drove growth in users of our subscription and usage-based services.
We expect total revenue for the year ending December 31, 2023 to increase compared to the year ended December 31, 2022 as we continue to add new customers and property management units under management, along with increased adoption and utilization of our Value Added Services.

Cost of Revenue (Exclusive of Depreciation and Amortization)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$62,739	$50,707	$12,032	24%	$176,801	$141,484	$35,317	25%
Percentage of revenue	37.9%	40.5%			39.4%	40.7%
Stock-based compensation, included above	$1,149	$789	$360	46%	$2,905	$1,873	$1,032	55%
Percentage of revenue	0.7%	0.6%			0.6%	0.5%
For the three and nine months ended September 30, 2023, expenditures to third-party service providers related to the delivery of our Value Added Services increased $8.2 million and $23.4 million, respectively, compared to the same periods in the prior year. This increase was directly associated with the increased adoption and utilization of our Value Added Services. Personnel-related costs, including stock-based and performance-based compensation, necessary to support growth and key investments, increased $3.6 million and $9.8 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year. Included in the increase in personnel-related costs was $2.4 million of severance and related personnel costs associated with the workforce reduction in the third quarter of 2023. Allocated shared and other costs increased by $2.1 million for the nine months ended September 30, 2023 compared to the same period in the prior year, primarily related to platform infrastructure, software and other costs incurred in support of our overall growth.
As a percentage of revenue, cost of revenue (exclusive of depreciation and amortization) fluctuates primarily based on the mix of Value Added Services revenue in the period, given the varying percentage of revenue we pay to third-party service providers. We expect cost of revenue (exclusive of depreciation and amortization) for the year ending December 31, 2023, to decrease as a percentage of revenue compared to the year ended December 31, 2022, primarily due to changes in product mix.

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Sales and marketing	$29,701	$25,644	$4,057	16%	$86,101	$77,558	$8,543	11%
Percentage of revenue	18.0%	20.5%			19.2%	22.3%
Stock-based compensation, included above	$2,041	$2,023	$18	1%	$4,902	$5,496	$(594)	(11)%
Percentage of revenue	1.2%	1.6%			1.1%	1.6%
Sales and marketing expense for the three and nine months ended September 30, 2023 increased primarily due to increases in personnel-related costs, including stock-based and performance-based compensation, necessary to support growth in the business of $4.0 million and $7.4 million compared to the same period in the prior year. Included in the increase in personnel-related costs was $3.8 million of severance and related personnel costs associated with the workforce reduction in the third quarter of 2023. Advertising costs increased by $2.1 million for the nine months ended September 30, 2023 compared to the same period in the prior year due to increased promotional activities, which was partially offset by lower allocated shared and other costs.
The decrease in stock-based compensation for the three and nine months ended September 30, 2023 was primarily due to the reversal of expense for unvested equity awards as a result of changes in our leadership team.
We expect sales and marketing expense for the year ending December 31, 2023 to decrease as a percentage of revenue compared to the year ended December 31, 2022, as we continue to leverage headcount efficiencies.
Research and Product Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Research and product development	$41,592	$28,959	$12,633	44%	$116,517	$79,966	$36,551	46%
Percentage of revenue	25.1%	23.2%			26.0%	23.0%
Stock-based compensation, included above	$6,064	$4,330	$1,734	40%	$15,851	$11,160	$4,691	42%
Percentage of revenue	3.7%	3.5%			3.5%	3.2%
Research and product development expense for the three and nine months ended September 30, 2023 increased primarily due to an increase in personnel-related costs, including stock-based and performance-based compensation, net of capitalized software development costs, of $11.8 million and $34.8 million, respectively, compared to the same periods in the prior year. The increase in personnel-related costs was primarily due to headcount growth within our research and product development organization, higher salaries, and $3.4 million of severance and related personnel costs associated with the workforce reduction in the third quarter of 2023. Allocated shared and other costs also increased by $1.7 million for the nine months ended September 30, 2023 compared to the same period in the prior year, driven by expenses supporting our growth.
We expect research and product development expenses for the year ending December 31, 2023 to increase as a percentage of revenue compared to the year ended December 31, 2022, as we continue to invest in our research and product development organization to support our strategy to expand the use cases of our product capabilities to the larger customer segment.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
General and administrative	$23,907	$19,347	$4,560	24%	$74,417	$76,258	$(1,841)	(2)%
Percentage of revenue	14.5%	15.5%			16.6%	21.9%
Stock-based compensation, included above	$6,003	$3,688	$2,315	63%	$16,274	$9,680	$6,594	68%
Percentage of revenue	3.6%	2.9%			3.6%	2.8%
General and administrative expense for the three months ended September 30, 2023 increased compared to the same period in the prior year primarily due to an increase in personnel-related costs, including stock-based and performance-based compensation of $3.5 million and an increase in allocated shared and other costs of $1.1 million. The increase in personnel-related costs was primarily due to severance and related personnel costs associated with the workforce reduction in the third quarter of 2023.
General and administrative expense for the nine months ended September 30, 2023 decreased compared to the same period in the prior year primarily due to lease-related asset impairment charges of $19.8 million recognized in the nine months ended September 30, 2022 that did not recur in 2023. In addition, there was a decrease of $4.3 million due to gains related to lease modifications for the nine months ended September 30, 2023, compared to the same period in the prior year. This was partially offset by an increase in personnel-related costs, including stock-based and performance-based compensation, in the nine months ended September 30, 2023 of $21.0 million compared to the same period in the prior year. The increase in personnel-related costs for the nine months ended September 30, 2023 was driven primarily by the separation costs associated with our former Chief Executive Officer's Separation Agreement and the severance related costs associated with the workforce reduction in the third quarter of 2023. For further information see Note 6, Accrued Employee Expenses, and Note 12, Workforce Reduction, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
For the three and nine months ended September 30, 2023, stock-based compensation increased due to additional grants to current and new employees and incremental expense associated with the workforce reduction in the third quarter of 2023.
We expect general and administrative expenses for the year ending December 31, 2023 to decrease as a percentage of revenue compared to the year ended December 31, 2022, as we continue to leverage headcount efficiencies.
Depreciation and Amortization

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Depreciation and amortization	$7,568	$8,241	$(673)	(8)%	$22,055	$24,977	$(2,922)	(12)%
Percentage of revenue	4.6%	6.6%			4.9%	7.2%
Depreciation and amortization expense for the three and nine months ended September 30, 2023 decreased, compared to the same periods in the prior year, primarily due to decreased amortization expense associated with capitalized software development and intangible balances.
We expect depreciation and amortization expenses for the year ending December 31, 2023 to decrease as a percentage of revenue compared to the year ended December 31, 2022 due to a decrease in amortization of accumulated capitalized software development balances.
Interest Income, Net

	Three Months Ended September 30, 2023		Change		Nine Months Ended September 30, 2023		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Interest income, net	$1,788	$374	$1,414	378%	$4,627	$632	$3,995	632%
Percentage of revenue	1.1%	—%			1.0%	0.2%

Interest income for the three and nine months ended September 30, 2023 increased, compared to the same periods in the prior year, primarily due to higher interest rates.
(Benefit from) Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Income (loss) before provision for income taxes	$1,472	$(3,224)	$4,696	(146)%	$(22,932)	$(47,530)	$24,598	(52)%
(Benefit from) provision for income taxes	$(24,973)	$938	$(25,911)	*	$4,634	$889	$3,745	*
Effective tax rate	(1,697)%	(29)%			(20)%	(2)%
*Percentage not meaningful
Our effective tax rates for the three and nine months ended September 30, 2023 differ from the U.S. federal statutory rate of 21% primarily due to the change in valuation allowance against deferred tax assets, non-deductible officers' compensation and state income taxes, partially offset by tax benefits from stock-based compensation and research and development tax credits. Our effective tax rates for the three and nine months ended September 30, 2022 differ from the U.S. federal statutory rate of 21% primarily due to the significance of the benefits associated with stock-based compensation expense, research and development tax credits, offset by the change in the valuation allowance against deferred taxes.
Prior to the three and nine months ended September 30, 2023, we have been calculating our provision for (benefit from) income taxes on a quarterly basis by applying an estimated annual effective tax rate to income/loss from operations adjusted for the tax effect of discrete items recognized during the quarter.
For the three and nine months ended September 30, 2023, we applied the discrete effective tax rate method to calculate our interim income tax provision. The discrete method is applied when the application of the estimate annual effective tax rate yields an estimate that is not reliable and the actual effective rate for the year-to-date results represents the best estimate of the annual effective tax rate. We believe that the use of the estimated annual effective tax rate method is not reliable because small changes in the projected ordinary annual income would result in significant variability in the estimated annual effective tax rate. As a result of applying the discrete method approach, we recorded a year-to-date tax expense on our year-to-date pre-tax losses as of September 30, 2023. The income tax expense is predominantly driven by the estimated tax liabilities attributable to certain permanent and temporary tax differences, most notably the capitalization of research and development expenses, without a corresponding deferred tax benefit due to our full valuation allowance position.
The decrease in our effective tax rate for the three and nine months ended September 30, 2023, as compared to the same period in 2022, is primarily due to the significant increase in our pre-tax income and increase in tax expense attributable to the change in valuation allowance against deferred tax assets, higher non-deductible officers’ compensation, state income taxes, and capitalized research and development expenses as required by a change in U.S. tax law effective January 1, 2022.
Liquidity and Capital Resources
Our principal sources of liquidity continue to be cash, cash equivalents, and investment securities totaling $191.5 million, as well as cash flows generated from our operations. We have financed our operations primarily through cash generated from operations. We believe that our existing cash and cash equivalents, investment securities, and cash generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$29,100	$19,284
Net cash used in investing activities	(22,351)	(5,083)
Net cash used in financing activities	(17,581)	(5,002)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(10,832)	$9,199
Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our core solutions and Value Added Services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
The net increase in cash provided by operating activities for the nine months ended September 30, 2023, compared to the same period in the prior year, was primarily due to an increase in cash collections from customers, partially offset by the payment of separation costs in the second quarter of 2023 related to our former Chief Executive Officer's Separation Agreement.
Investing Activities
Cash used in investing activities is generally composed of purchases of investment securities, maturities and sales of investment securities, purchases of property and equipment, and additions to capitalized software development.
The net increase in cash used in investing activities for the nine months ended September 30, 2023, compared to the same period in the prior year, was primarily due to higher purchases of available-for-sale investment securities.
Financing Activities
Cash used in financing activities is generally composed of net share settlements for employee tax withholdings associated with the vesting of equity awards offset by proceeds from the exercise of stock options.
The net increase in cash used in financing activities for the nine months ended September 30, 2023, compared to the same period in the prior year, was primarily due to an increase in net share settlements for employee tax withholdings associated with the vesting of equity awards.
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
Investment Securities
As of September 30, 2023, we had $131.6 million of investment securities consisting of United States government agency securities, and treasury securities. The primary objective of investing in securities is to support our liquidity and capital needs. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
Our investment securities are exposed to market risk due to interest rate fluctuations. While fluctuations in interest rates do not impact our interest income from our investment securities as all of these securities have fixed interest rates, changes in interest rates may impact the fair value of the investment securities. Since our investment securities are held as available for sale, all changes in fair value impact our other comprehensive (loss) income unless an investment security is considered impaired in which case changes in fair value are reported in other expense. As of September 30, 2023, a hypothetical 100 basis point decrease in interest rates would have resulted in an increase in the fair value of our investment securities of approximately $0.5 million and a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investment securities of approximately $0.5 million. This estimate is based on a sensitivity model which measures an instant change in interest rates by 100 basis points at September 30, 2023.
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

Item 5. Other Information
On May 5, 2023, Janet Kerr, a member of our Board of Directors, entered into a prearranged stock selling plan for the sale of up to 1,000 shares of the Company's Class A common stock between August 4, 2023 and December 31, 2023. Ms. Kerr's trading plan was entered into during an open insider trading window and was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act of 1934, as amended, and the Company's policies regarding insider transactions. On August 21, 2023, Ms. Kerr’s trading plan automatically terminated and expired pursuant to its terms in connection with the completed sale of all 1,000 shares subject to the trading plan.

Item 6. Exhibits

Exhibit Number	Description of Document
10.3	Sublease, by and between the registrant and Google LLC, effective July 10, 2023 (50 Castilian Drive, Goleta, CA 93117).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AppFolio, Inc.

Date:	October 26, 2023	By:	/s/ Shane Trigg
Shane Trigg
Chief Executive Officer
(Principal Executive Officer)

Date:	October 26, 2023	By:	/s/ Fay Sien Goon
Fay Sien Goon
Chief Financial Officer
(Principal Financial and Accounting Officer)