Form 10-K
period 2023-12-31
APPFOLIO INC
filed 2024-02-01
CIK 1433195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

 FORM 10-K
_________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Class A common stock on June 30, 2023 (the last business day of the registrant’s mostly recently completed second fiscal quarter), as reported on the NASDAQ Global Market on such date, was approximately $4.352 billion. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer, director and holder of 10% or more of the registrant’s outstanding Class A common stock and Class B common stock have been excluded from this calculation as such persons may be deemed to be affiliates. The determination of affiliate status for this purpose does not reflect a determination that any of such persons shall be deemed to be an affiliate of the registrant for any other purpose.

At January 25, 2024, the number of shares of the registrant’s Class A common stock outstanding was 21,751,154 and the number of shares of the registrant’s Class B common stock outstanding was 14,116,418.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (this “Annual Report”), are incorporated by reference in Part III, Items 10-14 of this Annual Report. Except for the portions of the Proxy Statement specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.
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

APPFOLIO, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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
Overview
Founded in 2006, AppFolio is a leading provider of cloud business management solutions for the real estate industry. Our solutions are designed to enable our property manager customers to digitally transform their businesses, address critical operations, and deliver a better customer experience. Digital transformation is effectively a requirement for business success in the modern world, and the way we work and live today requires powerful software solutions.
AppFolio solutions are designed to meet that need in the real estate industry. We help our customers navigate an increasingly interconnected and growing network of stakeholders in their business ecosystems, including property owners, real estate investment managers, rental prospects, residents, and vendors, and provide key functionality related to critical transactions across the real estate lifecycle, including screening potential tenants, sending and receiving payments and providing insurance-related risk mitigation services. AppFolio’s intuitive interface, streamlined workflows, and artificial intelligence ("AI") powered automation services make it easier for our customers to eliminate redundant and manual processes so they can deliver a great experience for their network of stakeholders while improving financial and operational performance.
Our platform, which is designed for use across multiple devices and operating systems, is (i) a system of record to centralize and automate essential business processes, (ii) a system of engagement to enhance business interactions between our customers and their network of stakeholders, and (iii) a system of intelligence to leverage data to predict and optimize business workflows in order to enable exceptional customer experiences and increase efficiency across our customers' businesses. Our solutions are offered as a service, and are hosted using a public cloud service provider.
We rely on strategic partners and third-party service providers to deliver certain aspects of our solutions, and strive to provide a seamlessly integrated experience for our customers and their stakeholders. We believe our customer-centric culture drives a focus on customer satisfaction that leads to long-term retention and, ultimately, to our long-term success.

Our Core Solutions

An *Integrated* Platform

Residents
Leasing
Property Managers
Maintenance
Vendors
Accounting
Investors/Owners

Value Added Services

Payments | Screening | Risk Mitigation | Smart Maintenance | & many more

Application Layer

Support for: Single-family Residential | Multifamily Residential | Community Associations | Affordable Housing

Common Components for a Better Experience: Portals & Mobile | Communication | Documents | Reporting | Search | Workflows | Identity

Platform Layer

Tooling for Rapid Innovation | Constant Updates

AppFolio Realm for Automation | Recommendations

AppFolio Stack™ for Easy Extensibility

Cloud Operations for Reliability | Performance | Security

Our Platform
AppFolio provides a cloud-based platform on which our customers operate their businesses, leveraging process automation and optimized workflows. The platform is enhanced with AppFolio Realm, a suite of AI-powered tools that assist with Leasing, Maintenance and Accounting and that includes generative AI to answer questions, perform tasks and automate common workflows. The platform also includes AppFolio Stack, our partner ecosystem that allows customers to connect our platform with specialized technology and services offered by third parties. The platform is frequently updated to provide new innovations and respond to market trends and customer needs.

AppFolio Property Manager Core
AppFolio Property Manager Core provides the basic functionality required to operate a property management business. Centered on accounting, AppFolio Property Manager Core serves as our customers’ system of record. All critical transactions are completed and recorded in the system, giving our customers access to the data they need. It also serves as their system of engagement as they interact with key stakeholders in their business ecosystem, including residents living at their properties, owners and investors owning those properties, and vendors providing products and services to the properties. Both aspects of the system are inherently interconnected so that day-to-day interactions, such as residents paying rent through the AppFolio Property Manager mobile app, are instantly reflected in the system of record. AppFolio Property Manager Core is best suited for small property management companies that need a system that is comprehensive yet easy to use.

AppFolio Property Manager Plus

AppFolio Property Manager Plus includes the functionality of AppFolio Property Manager Core and adds an expanded set of functionalities designed to meet the needs of more complex, growing property management businesses. This includes support for affordable housing management, student housing management, more complex accounting needs, deeper leasing insights, bulk actions to support larger scale operations, role-based permissions to allow managing a larger team, Stack integrations to extend our platform's functionality, and enhanced customer support.

AppFolio Property Manager Max
AppFolio Property Manager Max includes the functionality of AppFolio Property Manager Plus and adds functionality designed to meet the needs of even larger property management businesses. This includes an end-to-end leasing funnel with built-in Customer Relationship Management ("CRM") functionality, increased customization with user-defined fields, full access to the customer database through an application programming interface, and dedicated customer success management.

Value Added Services
AppFolio Property Manager offers Value Added Services that supplement our core services and are often mission-critical for enhancing, automating and streamlining business-critical processes and workflows. These services build on functionality and workflows in our core solutions and generally fall into the categories of marketing and leasing, electronic payment services, business optimization, and risk mitigation. We strive for a seamless experience for our customers that increases their efficiency while not sacrificing ease of use, whether services are offered by AppFolio or by a third-party partner. Utilization and adoption of our Value Added Services is typically higher for residential properties than community association or commercial properties because of the unique and complex needs of the residential rental lifecycle.
We empower our customers and their network of stakeholders with a wide variety of Value Added Services, primarily:
•Payments. Our electronic payment services allow property managers to streamline their receivables and payables through a variety of online payment options. Property managers can collect funds through our secure online portal, our mobile application and/or via electronic cash payments from various stakeholders, including applicants, residents, vendors, and property owners. Types of funds that may be collected include rental application fees, security deposits, rent payments, and other tenant charges; contributions from property owners; and periodic dues from those living in community associations. Property managers can also electronically send funds to various stakeholders, including property owners, vendors, and even to their own management company.
•Screening. Our tenant screening services include background screening, credit checks, income verification, and a streamlined rental history verification process for use in connection with the rental application process.
•Risk Mitigation. Through our FolioGuard™ brand, we offer risk mitigation products for residents and property managers. FolioGuard Smart Ensure is a software tool that allows property management customers to enforce insurance coverage requirements within their leases by tracking coverage of their units and adding uncovered units to a qualifying liability to landlord insurance policy via a licensed insurance broker. FolioGuard Renters Insurance provided by AppFolio Insurance Services, Inc., a wholly-owned subsidiary of AppFolio, protects the personal belongings of renters, as well as the property itself, from certain unexpected damages.
We experience some seasonality in our Value Added Services revenue. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional details regarding seasonality of revenue.
Our Growth Strategy
Our growth strategy involves providing valuable business management solutions to new and existing customers in the real estate industry. Our goal is to leverage our growing footprint to expand our share of the property management industry segment. Key components of our near and extended term growth strategy include:
Differentiate to Win. We will strive to continue to create a differentiated product experience that solves customer needs and creates new revenue streams for AppFolio. Advanced technologies, such as Realm and its generative AI capabilities, are designed to unlock increased productivity and efficiency gains for customers. Continued innovation in onboarding tools, processes, and workflows are designed to remove barriers for customers to switch to AppFolio, while accelerating use and adoption. Through new, complementary products and services, our goal is to extend value throughout the property technology ecosystem, for both property managers and residents.

Unlock Upmarket Customers. We will continue to focus on attracting larger operators with complex and diversified property portfolios, who derive value from managing their entire portfolio on a single platform. Through our AppFolio Stack marketplace, we extend the value of our platform by integrating with external partners who offer a diversified suite of everyday services.
Elevate the Customer. We believe our growing customer base needs differentiated service experiences that are easy, and accessible. We will focus the efforts of our customer-facing teams on driving use and adoption of our products and services, helping customers to achieve success on our platform. We will gain leverage in our service experience through self-service and automation, as well as through our solution partners who will enable us to quickly expand the AppFolio service offering. Additionally, we will empower our customers and their networks of stakeholders through the continued development and adoption of Value Added Services in such areas as payments, screening, and risk mitigation.

Scale the Business. We strive to operate with high efficiency across our organization. We will continue our efforts to efficiently and effectively scale our capabilities, processes, and systems to adapt and grow with our business, and continually align the value of our offerings to the size, scale, and complexity of our customers, while upholding a rigorous standard of privacy, protection, compliance, and ethics.

Great People and Culture. Our goal is to empower AppFolio employees to deliver exceptional value for customers and shareholders through continuous innovation, excellence, and meaningful work. We will continue to streamline our people processes, programs, and systems to fuel high performance. We believe fostering a connected and inclusive workplace is fundamental to AppFolio’s success.

Our Customers
We define customers as those paying for a subscription to our core solutions. As of December 31, 2023, we had 19,737 property management customers.
Customer Service
We believe our success is tied to long-term customer relationships, not a one-time sale. Our team is structured to deliver continuous service; this includes ongoing live and on-demand training, a library of resources, and personalized account management. We regularly measure our Net Promoter Score and solicit customer feedback in a variety of ways in an effort to continue to better serve our customers. We utilize a tiered engagement model to align the value we deliver with the value we capture from our customers, including add-on offerings such as tailored training and certification programs.
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
Technology and Operations
Our products are powered by a highly scalable computing platform and are designed with a strong focus on data security and availability. We take great care to keep our application framework and the rest of our software stack current in order to mitigate known security vulnerabilities. Our computing platform and cloud infrastructure are primarily powered by Amazon Web Services platform. In order to ensure that data is not lost and that customer requests can be satisfied, production assets are securely replicated and regularly backed up to multiple geographic regions.
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

Research and Product Development
We rely heavily on input from our customers and prospective customers in developing products that meet their needs and in anticipating developments in their businesses. We perform research and market validation efforts to guide our product roadmap. We believe that it is easier for our customers to adjust to continuous updates to our platform, which incrementally change and improve their user experience, than to adapt to infrequent, but more drastic, upgrades.
Competition
The overall market for business management solutions in the real estate and other industries is global, highly competitive, and continually evolving to respond to changes in technology, operational requirements, and ever-changing laws and regulations. We believe our competitors primarily fall into the following categories:
•On-premise or cloud-based vertical real estate business management service providers that serve companies of all sizes in our markets; and
•On-premise or cloud-based horizontal business management service providers that offer broad solutions across multiple industries.
We also experience competition from numerous cloud-based solution providers that focus almost exclusively on one or more point solutions in the real estate industry or in other industries. Continued consolidation among cloud-based point solution providers could significantly increase competition.
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
We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties. We also limit access to certain confidential information or trade secret information, including our source code, to those who have a need for such access. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours.
Human Capital

We believe our people are at the heart of our success and our customers' success. We drive our success by investing in our people, and cultivating an exceptional work destination where they want to be and stay. Our company culture, driven by the following six core values, fuels our purpose and results:
•Great people make a great company.
•Listening to customers is in our DNA.
•Innovation powers success.
•Simpler is better.
•Do the right thing; it’s good for business.
•Build trust every day.
As of December 31, 2023, we had 1,504 employees. We routinely engage temporary employees and consultants. We consider our relationships with our employees and consultants to be strong. To maintain this strong relationship and attract new talent, our human capital management efforts focus on the following initiatives:
Diversity, Equity, and Inclusion. Diversity is core to our values and, we believe, necessary to drive innovation and collective growth. Our commitment to diversity, equity and inclusion starts at the leadership level and cascades to our talented employees. Through employee-led resource groups, we strive to cultivate an environment where individual uniqueness is valued, fostering a sense of belonging. Our commitment to transparency, open communication, and regular listening forums ensures that every employee's voice is not only heard but actively contributes to our inclusive culture.
When we conducted a voluntary survey of our workforce in 2023, of those who elected to share, approximately 57% identified as men, 42% identified as women, and 1% identified as outside of the gender binary. Additionally, approximately

63% identified as White, 14% identified as Asian, 11% identified as Hispanic or Latino, 7% identified as two or more races, 4% identified as Black, and less than 1% identified as American Indian, Alaska Native, Native Hawaiian or Pacific Islander.
Employee Development. We invest significant resources to develop the talent needed to remain at the forefront of innovation and make us an employer of choice. Employees throughout our organization have access to tailored training and learning programs designed both for our entire employee base as well as for distinct employee audiences. Our quarterly engagement survey provides a platform for employees to provide anonymous feedback directly to their managers and our executives.
Societal Impact. We create a culture of impact by striving to be a force for good for our customers, communities, and each other. We encourage employee volunteerism through our employee-led Give Back Committee and company-wide benefit of eight hours of paid volunteer time off annually. Our corporate philanthropy program “AppFolio Gives Back” supports housing affordability, an ongoing challenge in the real estate industry, through a combination of employee fundraising, team volunteering, and a corporate matching gift program.
Environmental Stewardship. We believe in a culture of environmental stewardship and strive to create environmentally friendly workplaces. We maintain sustainability requirements that all contractors who work in or around our buildings are required to follow. Examples of these requirements include recycling of all demolished or removed materials whenever possible, installation of energy efficient HVAC units, low power LED lighting and fixtures, and native, drought resistant landscaping.
Compensation and Benefits. We build a culture of high performance that recognizes and rewards those who deliver meaningful results. Our compensation and benefits programs support the wellness of our employees and their families so they feel they can live their best lives both at work and at home. Our competitive compensation packages may include base salary, commission or annual performance-based bonuses, and stock-based compensation. We also offer paid parental leave, paid sabbaticals, paid leave to care for family members, and access to fertility networks and discounts on fertility care. We review our programs periodically to ensure they remain competitive.

Health, Safety, and Wellness. We are committed to providing a safe workplace for our employees and assisting them in maintaining a healthy work-life balance. We regularly solicit feedback to assess the well-being and needs of our employees and offer resources focused on mental health and physical wellness. Our office locations are intentional spaces where we fuel innovation, collaboration, and celebrate successes together. We have also embraced a hybrid work model, where many of our employees work out of one of our offices several days a week and others work remotely.
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
Risks Related to Our Products and Solutions
In the event we are found to be in violation of the legal requirements applicable to our products and services, our business and operating results may be adversely affected.
Many of our products and services are highly regulated or intended to be used in connection with other highly regulated activities. Some of the laws and regulations to which our products and services are subject include, without limitation:
•the Fair Housing Act;
•the Fair Credit Reporting Act (the "FCRA");
•Title VII of the Civil Rights Act;

•the Telephone Consumer Protection Act;
•the Americans with Disabilities Act;
•the Electronic Signatures in Global and National Commerce Act; and
•the Federal Trade Commission Act.
State law equivalents of the foregoing, plus various state regulations related to insurance licensing and solicitation and privacy also apply to certain of our products and services. In addition, our products and services are subject to changing federal and state laws and regulations, the application or interpretation of which is not clear in some jurisdictions. Unfavorable regulations, laws, and administrative or judicial decisions interpreting or applying laws and regulations could subject us to litigation or governmental investigation and increase our cost of doing business, any of which may adversely affect our operating results. Further, the evolution and expansion of our products and services may subject us to additional risks and regulatory requirements. For example, as our electronic payments services business evolves, we may become subject to laws governing money transmission and anti-money laundering. Regulatory requirements vary throughout the markets in which we operate, and have increased over time as the scope and complexity of our products and services have expanded. Moreover, federal and state legislatures and regulatory agencies have indicated they are focused on protecting tenants. This focus may result in the introduction of new laws and regulations that are directly applicable to our business. There is no guarantee that we will not be subject to fines, criminal and civil lawsuits or other regulatory enforcement actions in one or more jurisdictions or be required to adjust business practices to accommodate regulatory requirements.
New and evolving regulatory requirements may also impact our customers and their ability or willingness to utilize our products and services. For instance, we are monitoring (i) FCRA rulemaking efforts by the Consumer Financial Protection Bureau and various recently enacted and proposed state regulations applicable to tenant screening, such as New Jersey's Fair Chance in Housing Act, and (ii) rulemaking efforts by the Federal Trade Commission ("FTC") and various recently enacted and proposed state regulations that govern, and in some cases limit, the advertising and collection of certain rental fees that may be deemed hidden, duplicative, or excessive, such as Colorado House Bill 1095. These new regulatory requirements may impact our ability to offer or our customers' ability and willingness to utilize certain of our services, which may impact our operating results.
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
Our electronic payment services business also exposes us to risk in connection with theft, fraud and other malicious activity on the part of our employees, our partners’ employees, or third parties who improperly gain access to our systems or our customers’ systems. In the event of such activity, we may incur liability to compensate our customers, our customers' stakeholders, or payment partners for losses incurred. While we take reasonable measures to secure our systems and payments infrastructure, it is not possible to entirely eliminate the risk of intentional wrongdoing. In the past, third-party bad actors have gained improper access to our systems and our customers’ systems and we experienced financial loss as a result. If third party bad actors again gain access to our systems or our customers’ systems, or our employees or partners’ employees misuse our payment systems for malicious purposes, we could experience significant financial loss that may affect our operating results.
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
Our tenant screening services business is subject to a number of complex laws that are subject to varying interpretations, including the FCRA, the Fair Housing Act, and related federal and state regulations. The FCRA continues to be the subject of multiple class-based litigation proceedings, as well as numerous regulatory inquiries and enforcement actions. In addition, entities such as the FTC and the Consumer Financial Protection Bureau have the authority to promulgate rules and regulations that may impact our customers and our business and have made various public statements that tenant screening is an area of focus for such agencies. Although we attempt to structure our tenant screening services to comply with relevant laws and regulations, we are routinely accused of not complying with such laws and regulations and have been and may again in the future be found to be in violation of them. In addition, we have been and expect in the future to be subject to routine regulatory inquiries, enforcement actions, class-based litigation and/or indemnity demands.
As previously disclosed, in January 2021, we entered into a settlement agreement with the FTC to resolve allegations that we failed to comply with certain sections of the FCRA. In connection with the settlement, we paid a fine and agreed to ongoing compliance and reporting obligations. Our failure to comply with these obligations could result in material additional penalties or other actions by the FTC or other agencies, including enjoining our ability to provide screening services. In November 2023 we entered into a settlement, which is subject to court approval, in connection with certain allegations relating to the New Mexico Unfair Practices Act where we did not admit any liability. See the section of this Annual Report entitled “Legal Proceedings” for more information.
Our potential liability in any enforcement action, a class action lawsuit, or a significant single plaintiff action could have a material impact on our business, especially given that certain applicable laws and regulations provide for fines or penalties on a per occurrence basis and we participate in a large number of tenant screening transactions. The existence of any such proceeding, whether meritorious or not, may adversely affect our ability to attract customers, result in the loss of existing customers, harm our reputation and cause us to incur defense costs or other expenses.
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
Our customers use our products to manage critical aspects of their businesses, and any errors, defects or other disruptions in the performance of our products, or the products of our third-party partners upon which certain of our products are dependent, may result in loss of or damage to our customers’ data and disruption to our customers’ businesses, which could harm our reputation and subject us to potential liability. Such product problems could be caused by a variety of factors, including infrastructure changes, power or network outages, fire, flood or other natural disasters, human or software errors, viruses, security breaches, fraud or other malicious activity, spikes in customer usage or distributed denial of service attacks. In addition, we provide continuous updates to our products and these updates may contain undetected errors when first introduced. In the past, we have discovered errors, failures, vulnerabilities and bugs in our updates after they have been released, and similar problems may arise in the future. Real or perceived errors, failures, vulnerabilities or bugs in our products could result in negative publicity, reputational harm, loss of customers, delay in market acceptance of our products and solutions, loss of competitive position, withholding or delay of payment to us, claims by customers for losses sustained by them and potential litigation or regulatory action. In any such event, we may be required to expend additional resources to help correct the problem or we may choose to expend additional resources to take corrective action even where not required. The costs incurred in correcting any material errors, defects or other disruptions could be substantial. In addition, we may not carry insurance sufficient to offset any losses that may result from claims arising from errors, defects or other disruptions in our products.
If our property management customers stop requiring insurance coverage for their units, if insurance premiums decline or if insureds experience greater than expected losses, our operating results could be harmed.
We generate a portion of our revenue by offering insurance-related risk mitigation services through wholly owned subsidiaries. If demand for rental housing declines, or if our property management customers believe that it may decline, these customers may stop requiring insurance coverage for their units to reduce the overall cost of renting and make their rental offerings more competitive. If our property management customers stop tracking and requiring insurance coverage for their units or elect to use other methods of tracking and acquiring insurance coverage, demand for our insurance-related risk mitigation products may drop and our revenues from such products could be adversely affected.
If we fail to maintain relationships with third-party partners that enable certain functionality within our solutions or provide our customers with specialized technology and services, our business and operating results may be harmed.
Certain functionality of our services is provided, supported or enhanced by third parties, including without limitation functions related to customer relationship management, cloud computing, texting, emailing, electronic payments, tenant screening, and insurance related offerings. In addition, our customers are able to integrate specialized, third-party technology and services through AppFolio Stack. If our third-party partners cease providing their products or making them available through AppFolio Stack, if such third parties are acquired by competitors or if we are otherwise unable to integrate with such third-party products, our solutions and demand for our solutions could be adversely impacted and our business and operating results would be harmed. In addition, our competitors may be more effective than us in cost-effectively building relationships with third parties that enhance their products and services, allow them to provide more competitive pricing, or offer other benefits to their customers. Acquisitions of our partners by our competitors or others could result in a decrease in the number of current and potential strategic partners willing to establish or maintain relationships with us, and could increase the price at which products or services are available to us. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our customer base and revenue could be impaired, which could negatively impact our operating results.
The development and use of AI in connection with our products may result in reputational harm or liability, which could adversely affect our business and operating results.

Our company employs machine learning and AI technologies, including generative AI, in our product and service offerings, and research into and continued development of such technologies remains ongoing. As AI represents a rapidly evolving field, it inherently carries a spectrum of risks typical to emerging technologies. We anticipate the enactment of new regulations and laws pertaining to AI usage, potentially placing us under increased regulatory oversight, escalating litigation risks, and augmenting our existing obligations regarding confidentiality and privacy. Such developments could negatively impact our business operations. Moreover, AI technologies introduce heightened cybersecurity risks and ethical considerations, potentially affecting our reputation and operational performance. Should we introduce solutions that generate content that is misleading, biased, harmful or controversial due to perceived or actual societal impact, we may face potential harm to our brand and reputation, competitive disadvantages, or even legal liabilities. AI algorithms and training methodologies may be flawed. ineffective or inadequate. AI development or deployment practices by us or others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals or society. Further, the legal landscape regarding intellectual property rights in AI technologies remains unsettled in the United States, both in legislation and judicial precedent. Consequently, our engagement with AI technologies and features might lead to allegations of infringement or misappropriation of third-party intellectual property rights. This risk is intensified by the current trend of entities swiftly seeking patents and other intellectual property protections in AI to gain a competitive edge. Additionally, generative AI has the capacity to yield inaccurate or misleading results, promote discriminatory outcomes, or perpetuate unintended biases. Despite our efforts to implement measures and develop our AI tools in a manner that enhances security and fairness, these issues may arise due to the direct interaction of users with generative AI models and the inherent unpredictability and power of these technologies. Litigation or government regulation related to the use of AI may also adversely impact our ability to develop and offer products that use AI, as well as increase the cost and complexity of doing so. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm, or legal liability. Potential government regulation related to AI use and ethics may also increase the burden and cost in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined. Such outcomes can result in reputational damage, legal liabilities, and adverse effects on our operational results.

There may be risks in leveraging AI capabilities to improve internal operations and functions.

Additionally, leveraging AI capabilities to potentially improve internal functions and operations presents further risks and challenges. While we aim to use AI ethically and attempt to identify and mitigate ethical or legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. The use of AI to support business operations carries inherent risks related to data privacy and security, such as intended, unintended, or inadvertent transmission of proprietary or sensitive information, as well as challenges related to implementing and maintaining AI tools, such as developing and maintaining appropriate datasets for such support. Further, dependence on AI without adequate safeguards to make certain business decisions may introduce additional operational vulnerabilities, such as the introduction of source code that could infringe the intellectual property rights of third parties.

If we are unable to ensure that our solutions interoperate and keep pace with other technology, our solutions may become less competitive and our operating results may be harmed.
To remain competitive, we must continue to develop new product offerings, applications, features, and enhancements to our products. Maintaining adequate resources to meet the demands of our customers and the market is essential. If we are unable to develop our products and services, including through the development of emerging technologies, such as AI, we may miss market opportunities and our product may become less attractive to users. Our competitors may have or expend a greater amount of resources on improvement of technology, and our failure to maintain adequate development programs or compete effectively could materially and adversely affect our business. In addition, we depend on the interoperability of our platform with web browsers, and in the case of our mobile applications - operating systems, that we do not control. Any changes in such web browsers or systems that degrade the functionality of our solutions or give preferential treatment to competitive services could adversely affect the adoption and usage of our solutions. In addition, to deliver high quality solutions, we will need to continuously enhance and modify our functionality to keep pace with technical, contractual, and other changes in Internet-related hardware, mobile operating systems such as iOS and Android, browsers, communication, network and database technologies. We may not be successful in developing enhancements and modifications that operate effectively with these devices, operating systems, web browsers or other technologies or in bringing them to market in a timely manner. Furthermore, uncertainties regarding the timing or nature of new network platforms or technologies, and modifications to existing platforms or technologies, could increase our research and product development expenses. In the event that it is difficult for our customers to access and use our solutions, our solutions may become less competitive, and our operating results could be adversely affected.
Risks Related to Cybersecurity and Data Privacy
Security vulnerabilities in our products, human error, or a breach of our security controls could result in the loss, theft, misuse, unauthorized disclosure, or unauthorized access to customer or employee data, or other confidential or sensitive information, which could harm our customer and/or employee relationships, harm our competitiveness, expose us to litigation, fines, or penalties, or harm our reputation.
Our business involves the storage and transmission of sensitive and proprietary data and personal information collected by or on behalf of our customers, the personal information of our employees, customers, and prospective customers and our proprietary financial, operational and strategic information. Cyber-attacks, malicious Internet-based activity, online and offline fraud, and other similar activities may threaten the confidentiality, integrity, and availability of our information technology systems, or those of the third parties upon which we rely, along with the proprietary, confidential, and sensitive data stored in or processed by such systems. As our business grows, the number of individuals using our products, as well as the amount of information we collect, store, and process is increasing, and our brands are becoming more widely recognized, which makes us a greater target for malicious activity. We have incurred, and expect to continue to incur, significant expenses in connection with our efforts to keep our systems, products and networks protected and up to date. However, there can be no assurance that the security measures we employ will prevent malicious or unauthorized access to our systems or information. Furthermore, no security program can entirely eliminate the risk of human error, such as an employee or contractor’s failure to follow one or more security protocols, which has previously occurred and we expect will occur again despite our efforts to train our employees and contractors on cybersecurity issues and enforce our security protocols. Additionally, with many of our employees continuing to work remotely, we face an increased risk of attempted security breaches and incidents. Therefore, despite our significant efforts to keep our systems, products and networks protected and up to date, we may be unable to anticipate new modes for cyber attacks, detect security incidents or react to them in a timely manner, or implement adequate preventive measures, any of which may expose us to a risk of loss, harm to our reputation, litigation, fines, penalties, and potential liability.
Computer malware, ransomware, viruses, social engineering (phishing, smishing and vishing attacks), denial of service or other attacks, employee theft or misuse, and increasingly sophisticated network attacks have become more prevalent in our industry, particularly against cloud service providers. The frequency and sophistication of these malicious attacks has increased, and it appears that cyber crimes and cyber criminal networks, some of which may be state-supported, have been provided substantial resources and may target U.S. enterprises or our customers and their use of our products. Furthermore, the risk of state-supported and geopolitical-related cyberattacks may increase in connection with ongoing global geopolitical tensions, such as the war in Ukraine and any related political or economic responses and counter-responses. In the past, we have had to take corrective action against cyber attackers to protect our cloud environment. If our security measures are, or are believed to have been breached or otherwise to have failed as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability.
In addition, some of our third-party service providers and partners also collect, store or process our sensitive information and our customers’ data on our behalf. These service providers and partners have been, and continue to be, subject to similar threats of cyber attacks and other malicious Internet-based activities. Our contracts with these third parties may not provide us with adequate remedies in the event of such an incident which could also expose us to risk of loss, litigation, fines, penalties, and potential liability.
If our security measures, or the security measures of our third-party service providers or partners, are breached as a result of wrongdoing or malicious activity on the part of our employees, our partners’ employees, our customers’ employees, or any third party, or as a result of any human error or neglect, product defect or otherwise, and this results in the loss, theft, misuse, unauthorized disclosure, or unauthorized access to personal data or other sensitive information, we could incur liability to our customers, employees, and to individuals or organizations whose information was being stored by us or our customers, as well as due to fines, penalties, or actions from payment processing networks or by governmental bodies. If we experience a widespread security breach, our insurance coverage may not offset liabilities actually incurred and insurance may not continue to be available to us on reasonable terms, or at all. In addition, security breaches could result in reputational damage, adversely affect our ability to attract new customers and cause existing customers to reduce or discontinue the use of our products and solutions. Furthermore, the perception by our current or potential customers that our products could be vulnerable to exploitation or that our security measures are inadequate, even in the absence of a particular problem or threat, could reduce market acceptance of our products and solutions and cause us to lose customers.
Privacy laws and regulations could impose additional costs and reduce demand for our solutions.
We collect, store, process, and transmit personal information relating to our employees, customers, prospective customers, and other individuals, and our customers use our technology platform to store and transmit a significant amount of personal information relating to their customers, vendors, employees and other industry participants. Federal, state, and foreign government bodies and agencies have adopted, and are increasingly adopting, laws and regulations regarding the collection, use, processing, security and transmission of personal information. For example, in the United States, existing comprehensive privacy laws exist in California, Colorado, Connecticut, Utah, and Virginia. Further, new comprehensive privacy laws have or will become effective in 2024 in Montana, Oregon, and Texas, and updates to existing regulations in California and Colorado affecting privacy operations are also expected in 2024. These obligations have and will likely continue to increase the cost and complexity of delivering our services. Despite our efforts, we cannot guarantee that we will be able to maintain full compliance with constantly evolving, and sometimes conflicting, data privacy laws in the jurisdictions in which we operate. If our privacy or data security measures fail to comply with current or future laws and regulations, we may be subject to claims, legal proceedings or other actions by individuals or governmental authorities based on privacy or data protection regulations and our privacy commitments to customers or others.
In addition to government regulation, privacy advocates and industry groups may propose various self-regulatory standards that may legally or contractually apply to our business. As new laws, regulations and industry standards take effect, and as we offer new services we will need to understand and comply with various new requirements, which may impede our plans for growth or result in significant additional costs. These laws, regulations and industry standards have had, and will likely continue to have, negative effects on our business, including by increasing our costs and operating expenses, and/or delaying or impeding our deployment of new or existing core functionality or Value Added Services. Failure to comply with these laws, regulations and industry standards could result in negative publicity, subject us to fines or penalties, expose us to litigation, or result in demands that we modify or cease existing business practices. Furthermore, privacy concerns may cause our customers’ clients, vendors, employees and other industry participants to resist providing the personal information necessary to allow our customers to use our applications effectively, which could reduce overall demand for our solutions. Any of these outcomes could adversely affect our business and operating results.

Risks Related to Attracting and Retaining Talent
We depend on highly skilled personnel and, if we are unable to retain or hire additional qualified personnel or if we lose key members of our management team, we may not be able to achieve our strategic objectives and our business may be harmed.
Our success and future growth depend, in part, upon the continued services of our executive officers and other key employees. To execute our growth plan and achieve our strategic objectives, we must continue to retain and hire highly qualified and motivated personnel across our organization. In particular, to continue to enhance our products and solutions, add new and innovative core functionality and/or Value Added Services, as well as develop new products, it will be critical for us to maintain and, over time, grow the current skill set and abilities of our research and product development organization. Further, for us to achieve broader market acceptance of our products and solutions, grow our customer base, and pursue new markets consistent with our strategic plan, we will need to maintain and, over time, grow the current skill set and abilities of our sales, marketing and customer service and support organizations. Competition for personnel is intense within our industry and there continues to be upward pressure on the compensation paid to these professionals. Retaining, identifying, recruiting, and training qualified personnel is difficult and requires a significant investment of time and resources.
Many of the companies with which we compete for experienced personnel have greater name recognition and financial resources than we have. As a result, we may have greater difficulty retaining and hiring skilled personnel than our competitors. In addition, existing and prospective employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, we are unable to offer equity awards in competitive amounts, or if the price of our Class A common stock experiences significant volatility, this may adversely affect our ability to retain and recruit highly skilled employees. If we are unable to retain and attract the personnel necessary to execute our growth plan, we may be unable to achieve our strategic objectives and our operating results may suffer.
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
We expect that our real estate industry customers will continue to account for a significant portion or all of our revenue for the foreseeable future. Demand for our solutions and services could be affected by factors that are unique to and adversely affect the real estate industry and our customers within it. If the industry itself declines, our customers may decide not to renew their subscriptions or they may cease using our Value Added Services to reduce costs to remain competitive. Higher interest rates may make it difficult or impossible for our customers to obtain financing and may increase their cost of capital, which could negatively impact the demand for our solutions and services, increase customer churn, and impact our operating results. In addition, we could lose real estate customers as a result of acquisitions or consolidations, bankruptcies or other financial difficulties facing our real estate customers, new or enhanced legal or regulatory regimes that negatively impact the real estate industry, and conditions or trends specific to the real estate industry such as the economic factors that impact the rental market.
Our estimates of market opportunity are subject to significant uncertainty.
We determine the level of our investment in various aspects of our business, in part, based on our market opportunity estimates. Market opportunity estimates are subject to significant uncertainty, especially in a volatile economic environment, and are based on assumptions, including our internal analysis and industry experience. Assessing markets for cloud-based business management solutions in the real estate industry is particularly difficult due to a number of factors, including limited available information and rapid evolution of the industry and markets therein. If we do not accurately estimate our opportunities, we may fail to realize a return on our investment in various aspects of our business, which could lead to a failure to gain market share and negatively impact our long-term growth prospects. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.
Risks Related to Growing Our Business
Our inability to effectively maintain and enhance our brands could adversely affect our ability to attract new customers and negatively affect our business and operating results.
Maintaining and enhancing our brands is critical to achieving widespread awareness and acceptance of our solutions as well as maintaining and expanding our customer base. We expect the importance of brand recognition will increase, as competition for our products and services increases. If we do not continue to build awareness of our brands, we will be at a competitive disadvantage compared to companies whose brands are, or become, more recognizable than ours. Maintaining and enhancing our brands requires us to make substantial investments, and these investments may not result in commensurate increases in our revenue. In addition, new and existing technologies, industry trends, and laws that restrict online advertising or that affect our ability to customize and target advertising may require us to significantly increase our marketing costs to generate and capture demand and maintain our brand awareness, level of sales, and operating results. If we fail to successfully maintain and enhance our brands, or if we make investments that are not offset by increased revenue, our operating results could be adversely affected.
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
Customer demands are constantly changing in response to new technology and other market factors. To compete effectively, we must identify and innovate in the right technologies, accurately predict our customers’ evolving needs, and continually improve our own technology platform. If we fail to execute against any of the foregoing, our business and operating results may be harmed. In addition, the widespread adoption of quickly evolving disruptive technology products may significantly impact the real estate industry, even if such products are not specifically designed to apply directly to the real estate industry. The adoption of such new technologies could significantly reduce the number or demand of our customers, thereby reducing our revenue, which could materially impact our business, financial condition and operating results.
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
If we are unable to successfully expand sales of our solutions to new markets, our business and operating results may suffer.
Our growth strategy requires expanding sales of our solutions to new markets within the real estate space. These new markets include larger customers and housing types outside of multi-family and single-family residential. Acceptance of our current and future solutions in new markets will depend on numerous factors, including our ability to provide more sophisticated functionality and features, the pricing of our solutions relative to competitive products, perceptions about the security, privacy and availability of our solutions relative to competitive products, and the time-to-market of updates and enhancements to our services and products. There is no guarantee we will be successful in achieving all or any of the foregoing. Additionally, sales to new markets will involve risks that are not present, or are present to a lesser extent, in sales to the markets we currently serve, and such risks may include new regulatory regimes, longer sale cycles, increased chance of litigation with customers, increased risk and impact of reputational harm, and increased competition. We may not be able to sufficiently mitigate such risks, which would impact our ability to successfully expand our business. If we are unable to successfully expand sales of our solutions to new markets, our revenue may increase at a slower rate than we expect and may even decline, which could adversely affect our operating results.
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
We currently rely on patent, trademark, copyright and trade secret laws, trade secret protection, and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. In addition, we utilize third-party platforms to host our code for version control and collaboration and rely on the security features made available by such platforms to prevent unauthorized access to our code. Our success and ability to compete depend, in part, on our ability to continue to protect our intellectual property, including our code, proprietary technology and brands. If we are unable to protect our proprietary rights adequately or the security controls made available by our code hosting partners are compromised and our code is improperly accessed, which has previously occurred and could occur again in the future, our competitors could use the intellectual property we have developed to enhance their own products and services, which could harm our business. In addition, third parties may independently develop technologies or products that compete with ours, and we may be unable to prevent such competition. To monitor and protect our intellectual property rights, we may be required to expend significant resources. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management, and could result in the impairment or loss of portions of our intellectual property or require us to pay costly royalties. Accordingly, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our business and operating results.
We may be sued by third parties for alleged infringement of their proprietary rights, which could cause us to incur significant expenses and require us to pay substantial damages.
Our success depends, in part, on us refraining from infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may legally own or claim to own intellectual property relating to our technology or solutions, including without limitation technology we develop and build internally and/or acquire. From time to time, our competitors or other third parties may claim that we are infringing upon their intellectual property rights. Any claims or litigation, regardless of merit, could cause us to incur significant expenses, distract management, and, if successfully asserted against us, could require that we pay substantial damages, settlement costs or ongoing royalty payments, require that we comply with other unfavorable license and other terms, or prevent us from offering our solutions in their current form, including due to the unavailability of commercially reasonably licensing terms. Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the attention of our management and key personnel from our business operations and harm our operating results.
Our solutions contain open source and third-party software, which may pose risks to our proprietary source code and/or introduce security vulnerabilities, and could have a material adverse impact on our business and operating results.
We use open source software in our solutions and expect to continue to do so in the future. The terms of many open source licenses to which we are subject have not been interpreted by United States or foreign courts, and there is a risk that open source licenses could be construed in a manner that imposes unanticipated conditions, restrictions or costs on our ability to provide or distribute our solutions. Additionally, we may from time to time face claims from third parties alleging ownership of, or demanding release of, the open source software or of derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license in a manner that would harm our business or competitive position. These claims could result in litigation, which could be costly for us to defend, and could require us to make our source code freely available, purchase a costly license or cease offering the implicated functionality unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and product development resources, and we may not be able to complete it successfully or in a timely manner. In addition to risks related to license requirements, usage of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. We also use third-party commercial software in our solutions and expect to continue to do so in the future. Third-party commercial software or open source software is developed outside of our direct control and may introduce security vulnerabilities that may be difficult to anticipate or mitigate. Further, there is no guarantee that third-party software developers or open source software providers will continue to maintain and update the third-party software that we use. Should development of in-use third-party software or open source software cease, significant engineering effort may be required to create an in-house solution. These risks could also be difficult to eliminate or manage, and could have a material adverse impact on our business and operating results.
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
Our quarterly results, including the levels of our revenue, costs, operating expenses, and operating margins, may fluctuate significantly in the future, and period-to-period comparisons of our results may not be meaningful. For example, we have historically experienced seasonality in our Value Added Services revenue, primarily in our tenant screening services, due to seasonally higher leasing activities in the second quarter, which increase tenant screening transactions in that period. Accordingly, the results of any one quarter should not be relied upon as an indication of our future performance. In addition, we may experience significant fluctuations in our operating results from period to period, including significant losses. This may make it difficult for us to effectively allocate our resources to achieve our strategic goals. Furthermore, if our quarterly results fall below the expectations of investors or any securities analysts who follow our stock, or below any financial guidance we may provide, the price of our common stock could decline substantially. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional details regarding seasonality of revenue.
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
•announcements of new products, services, technologies, or pricing;
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of December 31, 2023, the holders of the outstanding shares of our Class B common stock, including our executive officers, directors, and principal stockholders, collectively held approximately 87% of the combined voting power of our outstanding capital stock. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our outstanding capital stock and therefore control the election of a majority of our directors and thereby have the power to control our affairs and policies, including the appointment of management and strategic decisions, as well as matters that are submitted to a vote by our holders of our common stock. The interests of our principal stockholders may be inconsistent with or adverse to those of holders of our Class A common stock. This concentrated control may also have the effect of delaying, deterring or preventing a change-in-control transaction, depriving our stockholders of an opportunity to receive a premium for their capital stock or negatively affecting the market price of our Class A common stock. In addition, transfers by holders of our Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions. The conversion of our Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of the holders of our Class B common stock who retain their shares over the long term.
We cannot predict the impact that our capital structure may have on our stock price.

Several shareholder advisory firms are opposed to the use of multiple class structures such as ours. As a result, shareholder advisory firms may publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any actions or publications by shareholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock. Likewise, institutional investors and certain investment funds may be precluded, reluctant or unwilling to invest in entities with multiple class structures due to a lack of ability to meaningfully influence corporate affairs and policies through voting. Such restrictions, reluctance and unwillingness may make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.
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
Adverse global and regional economic conditions such as turmoil affecting the banking system or financial markets, including, but not limited to, recessionary or inflationary pressures, tightening in the credit markets, extreme volatility or distress in the financial markets, supply chain issues, reduced consumer confidence or economic activity, government fiscal and tax policies, geopolitical events, and other negative financial news or macroeconomic developments could have a material adverse impact on the demand for our products and services or cause us to experience increased costs that could negatively affect our operating results.
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
Audits and reviews by tax authorities may prove costly and a distraction to management.
Our tax filings are subject to reviews and audits in various jurisdictions and the positions or assumptions we take may be challenged. Although we believe our tax positions are reasonable, it is possible that tax authorities may disagree with certain positions we have taken and an adverse outcome of such a review or audit could have a negative effect on our financial position and operating results. In addition, defending our tax positions or disputing the positions taken by tax authorities may be costly and a distraction to management, which may affect our operating results.
Natural disasters, health epidemics, or other catastrophic events may cause damage or disruption to our operations, commerce and the global economy, and have a negative effect on our business and operations.
Our business operations are subject to interruption by natural disasters, flooding, fire, power shortages, health epidemics, terrorism, political unrest, telecommunications failure, vandalism, cyber-attacks, geopolitical instability, war, the effects of climate change (such as drought, wildfires, hurricanes, and increased storm severity) and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, and could cause us to incur substantial expense. Our insurance may not be sufficient to cover losses or additional expenses that we may sustain. The majority of our research and development activities, offices, information technology systems, and other critical business operations are located near major seismic faults in California. Customer data could be lost, significant recovery time could be required to resume operations and our financial condition and operating results could be adversely affected in the event of a major natural disaster or catastrophic event. In addition, the impacts of climate change on the global economy and our industry are rapidly evolving. We may be subject to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

    None.

ITEM 1C. CYBERSECURITY
Our business involves the storage and transmission of a significant amount of confidential and sensitive information. As a result, we take the confidentiality, integrity, and availability of this highly sensitive information seriously and invest significant time, effort, and resources into protecting such information. Our cybersecurity strategy was designed with the foregoing principles in mind and prioritizes detecting and responding to threats and effective management of security risks.
To implement our cybersecurity strategy, we maintain various safeguards to secure the data we hold, including encrypting sensitive data, utilizing a robust 24/7/365 security monitoring system, regularly assessing product features for security vulnerabilities, periodically conducting internal penetration tests, and providing our customers with multi-factor authentication options to help them effectively protect their information. We also have data and cybersecurity protection and control policies to facilitate a secure environment for sensitive information and to ensure the availability of critical data and systems. We have processes in place to assess and manage vendor cybersecurity risks, which include initial and periodic security program reviews and, in cases where personal information is shared, ongoing cybersecurity and privacy obligations that are documented in data processing agreements. We engage independent third parties to audit our adherence to our cybersecurity policies and conduct infrastructure and application security assessments and penetration testing. These third parties help us assess our internal preparedness, adherence to best practices and industry standards, and compliance with applicable laws and regulations as well as help us to identify areas for continued focus and improvement. We conduct annual information security awareness training for employees involved in the systems or processes connected to confidential and sensitive information. We also carry insurance that provides certain, limited protection against potential losses arising from a cybersecurity incident.
The Risk and Compliance Oversight Committee of our Board of Directors (the "RCOC") is responsible for overseeing and reviewing AppFolio's cybersecurity program and cybersecurity risk exposure and the steps taken to monitor and mitigate such exposure. The RCOC updates the full Board of Directors on cybersecurity matters as appropriate.
Our information security team is led by our Chief Information Security Officer ("CISO"), who has served in the role since 2015 and has experience in application security, intrusion detection, penetration testing, complex threat modeling, and unconventional cyber-attack vectors. The CISO oversees a team of information security professionals who are devoted full time to assessing and managing cybersecurity threats on a day-to-day basis. The CISO attends each quarterly meeting of the RCOC to brief members on information security matters and discuss cybersecurity risks generally.
In addition, our management team has established an Enterprise Risk Management Program (the "ERM Program"), which includes processes designed to identify, assess, categorize, and monitor key current and evolving risks facing AppFolio, including cybersecurity risks. Management is made aware of current and evolving cybersecurity risks through ERM Program reporting. Furthermore, in the event of a material or potentially material cybersecurity event, senior members of management are promptly informed of such event and oversee triage, response, and disclosure efforts pursuant to the terms of a documented incident response plan.
Notwithstanding the foregoing efforts, there can be no assurance that the security measures we employ will prevent malicious or unauthorized access to our systems or information. No security program can entirely eliminate the risk of human error, such as an employee or contractor’s failure to follow one or more security protocols. Like many other businesses, we have experienced, and are continually subject to, cyber-attacks. While these past cyber-attacks have not materially affected or, in our belief, are reasonably likely to materially affect us, future cybersecurity incidents and threats may materially affect us, including by affecting our business strategy, results of operations, or financial condition. See Item 1A., "Risk Factors" for additional details regarding cybersecurity risks.
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
ITEM 3.        LEGAL PROCEEDINGS
On February 10, 2023, a lawsuit was filed in the First Judicial District Court of New Mexico, Murphy, et al. v. AppFolio, Inc., et al. (No. D-101-CV-2022-02100), naming us as a defendant and alleging certain violations of the New Mexico Unfair Practices Act and negligent misrepresentation in connection with our tenant screening service (the “Murphy Litigation”). In late November 2023, the parties agreed to settle the Murphy Litigation and plan to file a notice of settlement with the court. AppFolio did not admit any wrongdoing in connection with the settlement of the Murphy Litigation.

The Company has assessed the potential liabilities related to this matter and has determined that it is probable a loss will be incurred. As of December 31, 2023, the Company has recorded a liability of $7.0 million in Accrued Expenses related to the potential loss in connection with the Murphy Litigation. The Company expects that this loss will be covered by existing insurance policies.

In addition to the foregoing, from time to time, we are involved in various other investigative inquiries, legal proceedings and disputes arising from or related to matters incident to the ordinary course of our business activities, including actions with respect to intellectual property, employment, labor, regulatory and contractual matters. Although the results of such investigative inquiries, legal proceedings and other disputes cannot be predicted with certainty, we believe that we are not currently a party to any matters which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows. However, regardless of the merit of any matters raised or the ultimate outcome, investigative inquiries, legal proceedings and other disputes may generally have an adverse impact on us as a result of defense and settlement costs, diversion of management resources, and other factors.
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
Holders of Record
At January 25, 2024, there were 34 holders of record of our Class A common stock and 59 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We do not anticipate declaring or paying any cash dividends to holders of our capital stock in the foreseeable future and intend to retain all future earnings for use in the growth of our business.
Stock Performance Graph
The following performance graph compares the cumulative total return on our Class A common stock with that of the S&P 500 Index and the NASDAQ Computer Index. This chart assumes $100 was invested in our Class A common stock at the close of market on December 31, 2018, and in the S&P 500 Index and the NASDAQ Computer Index, and assumes the reinvestment of any dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Total Return Performance
350
300
250
200
150
100
50
Index Value
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
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

The following discussion and analysis of our financial condition and results of operations includes 2023 and 2022 items and year-over-year comparisons between 2023 and 2022. For discussion of 2021 items and year-over-year comparisons between 2022 and 2021, refer to Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022.

Overview
We are a leading provider of cloud business management solutions for the real estate industry. Our solutions are designed to enable our property manager customers to digitally transform their businesses, address critical operations and deliver a better customer experience. Our products assist our customers with an interconnected and growing network of stakeholders in their business ecosystems, including property owners, real estate investment managers, rental prospects, residents, and vendors, and provide key functionality related to critical transactions across the real estate lifecycle, including screening potential tenants, sending and receiving payments and providing insurance-related risk mitigation services. AppFolio’s intuitive interface, streamlined workflows, and AI powered automation make it easier for our customers to eliminate redundant and manual processes so they can deliver a great experience for their network of stakeholders while improving financial and operational performance.
We rely heavily on our talented team of employees to execute our growth plans and achieve our long-term strategic objectives. We believe our people are at the heart of our success and our customers' success, and we have worked hard not only to attract and retain talented individuals, but also to provide a challenging and rewarding work environment designed to motivate and develop our valuable human capital. As we navigate the challenges of increased competition for talent, we continue to evolve our compensation and employee reward practices.
Key Business Metric
We monitor the key business metric set forth below to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.

Property management units under management. We believe that our ability to increase the number of property management units under management is an indicator of our market penetration, growth, and potential future business opportunities. We define property management units under management as active or committed units under management at the period end date. We had 8.2 million and 7.3 million property management units under management, as of December 31, 2023 and 2022, respectively.

Seasonality
We have historically experienced seasonality in our Value Added Services revenue, primarily in our tenant screening revenue, due to seasonally higher leasing activities in the second quarter, which increase tenant screening transactions in that period. We generally experience decreased tenant screening revenue in the fourth quarter, when seasonally lower leasing activities occur. Corresponding to the higher tenant applications in the second quarter, our property manager customers typically experience an increase in new tenants in the third quarter, resulting in a higher demand for our insurance-related risk mitigation services in that period. As a result of the seasonality of the rental lifecycle and the growth of our business, we have typically experienced a sequential increase in revenue in the first, second and third quarters and a sequential decline in revenue in the fourth quarter of each of our most recent fiscal years. These seasonal factors could be heightened or lessened due to the impact of a change in macroeconomic factors that could impact tenant behavior or a change in our product portfolio mix or the adoption rate of our other less seasonally impacted Value Added Services. Although these seasonal factors are common in the real estate industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

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

We charge our customers for onboarding assistance to our core solutions and certain other non-recurring services. We generally invoice for these other services in advance of the services being completed and recognize revenue in the period the service is rendered. We generate revenue from legacy customers of previously acquired businesses by providing services outside of our property management core solution platform. Revenue derived from these services is recorded in Other revenue. As of December 31, 2023 and 2022, we had 19,737 and 18,441 property management customers, respectively.
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
General and Administrative. General and administrative expense consists of personnel-related costs for employees in our executive, finance, information technology, human resources, legal, compliance, corporate development and administrative organizations (including salaries, performance-based cash compensation, benefits, and stock-based compensation). In addition, general and administrative expense includes fees for third-party professional services (including audit, legal, compliance, and tax services), transaction costs related to sales of subsidiary businesses, regulatory fees or fines, other corporate expenses, impairment of long-lived assets, and allocated shared and other costs.
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
Provision for Income Taxes. Provision for income taxes consists of federal and state income taxes in the United States.

Results of Operations
Revenue

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Core solutions	$156,692	$132,541	$24,151	18%
Value Added Services	454,098	327,636	126,462	39
Other	9,655	11,706	(2,051)	(18)
Total revenue	$620,445	$471,883	$148,562	31%
The increase in revenue for the year ended December 31, 2023, compared to the prior year, was primarily attributable to an increase in the usage of our payments, tenant screening, and risk mitigation services. During the year ended December 31, 2023, we experienced growth of 13% in the number of property management units under management compared to the prior year, which drove growth in users of our subscription and usage-based services.
Our payment services experienced increased usage during the comparative periods as residents, property managers, and owners transacted more business online. In addition, we stopped waiving the eCheck (ACH) transaction fee beginning in the third quarter of 2023. Our tenant screening and risk mitigation services usage also increased during the comparative periods in line with the increase in units under management.
The decrease in other revenue is primarily attributable to the WegoWise Transaction during the year ended December 31, 2022. For additional information regarding the WegoWise Transaction, refer to Note 3, Sale of Subsidiary Business, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
We expect total revenue for the year ending December 31, 2024 to increase compared to the year ended December 31, 2023 as we continue to add new customers and property management units under management, along with increased adoption and usage of our Value Added Services.
Cost of Revenue (Exclusive of Depreciation and Amortization)

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$238,076	$191,826	$46,250	24%
Percentage of revenue	38.4%	40.7%
Stock-based compensation, included above	$3,703	$2,640	$1,063	40%
Percentage of revenue	0.6%	0.6%
Cost of revenue (exclusive of depreciation and amortization) for the year ended December 31, 2023, increased primarily due to increases in expenditures to third-party service providers related to the delivery of our Value Added Services of $34.9 million compared to the prior year. This increase was directly associated with the increased adoption and utilization of our Value Added Services. Personnel-related costs, including stock-based and performance-based compensation, necessary to support growth and key investments, increased $9.6 million for the year ended December 31, 2023, compared to the prior year. Included in the increase in personnel-related costs was $2.4 million of severance and related personnel costs associated with the workforce reduction in the third quarter of 2023. For additional information, see Note 16, Workforce Reduction, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
Allocated shared and other costs increased by $1.7 million for the year ended December 31, 2023, compared to the prior year, primarily related to platform infrastructure, software and other costs incurred in support of our overall growth.
We expect cost of revenue (exclusive of depreciation and amortization) for the year ending December 31, 2024, to decrease slightly as a percentage of revenue compared to the year ended December 31, 2023, as we continue to drive additional efficiencies.

Sales and Marketing

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Sales and marketing	$107,602	$107,398	$204	—%
Percentage of revenue	17.3%	22.8%
Stock-based compensation, included above	$5,983	$8,681	$(2,698)	(31)%
Percentage of revenue	1.0%	1.8%
Sales and marketing expense for the year ended December 31, 2023 was relatively flat compared to the prior year, reflecting a net increase in personnel-related costs, including stock-based and performance-based compensation, of $2.6 million, partially offset by a decrease in allocated shared and other costs of $1.9 million. Included in the increase in personnel-related costs was $3.8 million of severance and related personnel costs associated with the workforce reduction in the third quarter of 2023. For additional information, see Note 16, Workforce Reduction, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
We expect sales and marketing expense for the year ending December 31, 2024 to decrease as a percentage of revenue compared to the year ended December 31, 2023, as we continue to leverage headcount efficiencies.

Research and Product Development

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Research and product development	$151,364	$111,118	$40,246	36%
Percentage of revenue	24.4%	23.5%
Stock-based compensation, included above	$20,974	$16,030	$4,944	31%
Percentage of revenue	3.4%	3.4%
Research and product development expense for the year ended December 31, 2023 increased primarily due to an increase in personnel-related costs, including stock-based and performance-based compensation, net of capitalized software development costs, of $37.7 million, compared to the prior year. The increase in personnel-related costs was primarily due to headcount growth within our research and product development organization, higher salaries, and $3.4 million of severance and related personnel costs associated with the workforce reduction in the third quarter of 2023. For additional information, see Note 16, Workforce Reduction, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
Allocated shared and other costs increased by $2.6 million year ended December 31, 2023 compared to the prior year, driven by costs supporting our overall growth.
We expect research and product development expenses for the year ending December 31, 2024 to decrease as a percentage of revenue compared to the year ended December 31, 2023, as we continue to leverage headcount efficiencies.

General and Administrative

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
General and administrative	$93,452	$100,792	$(7,340)	(7)%
Percentage of revenue	15.1%	21.4%
Stock-based compensation, included above	$21,704	$13,584	$8,120	60%
Percentage of revenue	3.5%	2.9%
General and administrative expense for the year ended December 31, 2023 decreased compared to the same period in the prior year primarily due to lease-related asset impairment charges of $22.0 million recognized in the year ended December 31, 2022 that did not recur in 2023. In addition, there was a decrease of $4.3 million due to gains related to lease modifications for the year ended December 31, 2023, compared to the prior year. This was partially offset by an increase in personnel-related costs, including stock-based and performance-based compensation, in the year ended December 31, 2023 of $17.2 million compared to the prior year. The increase in personnel-related costs for the year ended December 31, 2023 was driven primarily by the separation costs associated with our former Chief Executive Officer's Separation Agreement of $14.9 million and the severance related costs associated with the workforce reduction in the third quarter of 2023 of $2.5 million. For further information, see Note 8, Accrued Employee Expenses, and Note 16, Workforce Reduction, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
For the year ended December 31, 2023, stock-based compensation increased due to additional grants to current and new employees and incremental expense associated with the workforce reduction in the third quarter of 2023.
We expect general and administrative expenses for the year ending December 31, 2024 to decrease as a percentage of revenue compared to the year ended December 31, 2023, as we continue to leverage headcount efficiencies.
Depreciation and Amortization

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Depreciation and amortization	$28,988	$33,119	$(4,131)	(12)%
Percentage of revenue	4.7%	7.0%
Depreciation and amortization expense for the year ended December 31, 2023 decreased, compared to the prior year, primarily due to decreased amortization expense associated with capitalized software development and intangible balances.
We expect depreciation and amortization expenses for the year ending December 31, 2024 to decrease as a percentage of revenue compared to the year ended December 31, 2023 due to a decrease in amortization of accumulated capitalized software development balances.
Interest Income, Net

	Year Ended December 31,		Change
	2023	2022	Amount	%

Interest income, net	$7,031	$1,184	$5,847	494%
Percentage of revenue	1.1%	0.3%

Interest income for the year ended December 31, 2023 increased, compared to the prior year, primarily due to higher interest rates.

Other Income, net

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Other income, net	$3	$4,469	$(4,466)	(100)%
Percentage of revenue	—%	0.9%
Other income, net for the year ended December 31, 2023 decreased, compared to the prior year, primarily due to a gain of $4.2 million associated with the WegoWise Transaction during the year ended December 31, 2022. For further information, see Note 3, Sale of Subsidiary Business, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Provision for Income Taxes

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Income (loss) before provision for income taxes	$7,997	$(66,717)	$74,714	(112)%
Provision for income taxes	$5,295	$1,402	$3,893	278%
Effective tax rate	66.2%	(2.1)%

The increase in our effective tax rate for the year ended December 31, 2023, as compared to the prior year, is primarily due to the significant increase in our pre-tax income, change in valuation allowance against deferred tax assets, higher non-deductible officers’ compensation, partially offset by higher tax benefits from stock-based compensation and research and development credits.
Liquidity and Capital Resources
Our principal sources of liquidity continue to be cash, cash equivalents, and investment securities, as well as cash flows generated from our operations. As of December 31, 2023, our cash and cash equivalents and investment securities had an aggregate balance of $211.7 million. We have financed our operations primarily through cash generated from operations. We believe that our existing cash and cash equivalents, investment securities, and cash generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.
Capital Requirements
Our future capital requirements will depend on many factors, including continued market acceptance of our software solutions, changes in the number of our customers, adoption and utilization of our Value Added Services by new and existing customers, the timing and extent of the introduction of new core functionality, products and Value Added Services, and the timing and extent of our investments across our organization. Non-cancelable purchase commitments for business operations total $57.0 million as of December 31, 2023, due primarily over the next three years. Operating lease obligations totaling $55.5 million associated with leased facilities and have varying maturities with $31.1 million due over the next five years. Furthermore, our Board of Directors has authorized our management to repurchase up to $100.0 million of shares of our Class A common stock from time to time. To date, we have repurchased $4.2 million of our Class A common stock under the Share Repurchase Program. For additional information regarding our Share Repurchase Program, refer to Note 12, Stockholders' Equity.

Cash Flows
The following table presents our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by operating activities	$60,283	$25,365
Net cash used in investing activities	(55,582)	(6,466)
Net cash used in financing activities	(25,961)	(6,163)
Net (decrease) increase in cash and cash equivalents	$(21,260)	$12,736
Cash Provided by Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our core solutions and Value Added Services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
The net increase in cash provided by operating activities for the year ended December 31, 2023, compared to the prior year, was primarily due to a higher increase in cash collections from customers relative to the increase in operating expenditures, partially offset by the payment of separation costs related to our former Chief Executive Officer's Separation Agreement and the severance costs associated with the workforce reduction during the year ended December 31, 2023. For additional information, see Note 16, Workforce Reduction, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
Cash Used in Investing Activities
Cash used in investing activities is generally composed of purchases of investment securities, maturities and sales of investment securities, purchases of property and equipment, and additions to capitalized software development.
The net increase in cash used in investing activities for the year ended December 31, 2023, compared to the prior year, was primarily due to higher purchases of available-for-sale investment securities.
Cash Used in Financing Activities
Cash used in financing activities is generally composed of net share settlements for employee tax withholdings associated with the vesting of equity awards offset by proceeds from the exercise of stock options.
The net increase in cash used in financing activities for the year ended December 31, 2023, compared to the prior year, was primarily due to an increase in net share settlements for employee tax withholdings associated with the vesting of equity awards.
Off-Balance Sheet Arrangements
As of December 31, 2023, we did not have any off-balance sheet arrangements.

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
Income Taxes
We recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the Consolidated Statements of Operations in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we consider the weighting of all available positive and negative evidence, which includes, among other things, the nature, frequency and severity of current and cumulative taxable income or losses, future projections of profitability, and the duration of statutory carryforward periods. We give significant weight to objectively verified evidence, such as historical cumulative losses, in our overall assessment.
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
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
Investment Securities
As of December 31, 2023, we had $162.2 million of investment securities consisting of United States government agency securities, and treasury securities. The primary objective of investing in securities is to support our liquidity and capital needs. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
Our investment securities are exposed to market risk due to interest rate fluctuations. While all of our investment securities have fixed interest rates, changes in interest rates may impact the fair value of the investment securities and our interest income over time as funds from maturing positions are reinvested. Since our investment securities are held as available for sale, all changes in fair value impact our other comprehensive (loss) income unless an investment security is considered impaired in which case changes in fair value are reported in other expense.
As of December 31, 2023, a hypothetical 100 basis point decrease in interest rates would have resulted in an increase in the fair value of our investment securities of approximately $0.8 million, and a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investment securities of approximately $0.8 million. This estimate is based on a sensitivity model which measured an instant change in interest rates by 100 basis points as of December 31, 2023.
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AppFolio, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of AppFolio, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition

As described in Notes 2 and 15 to the consolidated financial statements, the Company’s total revenue was $620.4 million for the year ended December 31, 2023. The Company generates revenue from customers primarily for subscriptions to access the core solutions and Value Added Services. Revenue is recognized upon transfer of control of promised services in an amount that reflects the consideration the Company expects to receive in exchange for those services. The Company enters into contracts that can include various combinations of services, which are generally capable of being distinct, distinct within the context of the contract, and accounted for as separate performance obligations. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. The Company recognizes revenue in proportion to the amount they have the right to invoice for certain core solutions and Value Added Services revenue, as that amount corresponds directly with the performance completed to date.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) evaluating revenue transactions by either (a) testing the issuance and settlement of invoices and credit memos, tracing transactions not settled to a detailed listing of accounts receivable, and testing the completeness and accuracy of data provided by management or (b) testing, on a sample basis, revenue transactions by obtaining and inspecting source documents, such as executed contracts, invoices, and cash receipts and (ii) confirming, on a sample basis, outstanding customer invoice balances as of year-end and, and for confirmations not returned, obtaining and inspecting source documents, such as executed contracts, invoices, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 1, 2024

We have served as the Company’s auditor since 2012.

APPFOLIO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$49,509	$70,769
Investment securities—current	162,196	89,297
Accounts receivable, net	20,709	16,503
Prepaid expenses and other current assets	39,943	24,899
Total current assets	272,357	201,468
Investment securities—noncurrent	—	25,161
Property and equipment, net	28,362	26,110
Operating lease right-of-use assets	19,285	23,485
Capitalized software development costs, net	21,562	35,315
Goodwill	56,060	56,060
Intangible assets, net	2,357	4,833
Other long-term assets	8,906	8,785
Total assets	$408,889	$381,217
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,141	$2,473
Accrued employee expenses	35,567	34,376
Accrued expenses	21,723	15,601
Other current liabilities	11,335	8,893
Total current liabilities	69,766	61,343
Operating lease liabilities	41,114	50,237
Other liabilities	697	4,091
Total liabilities	111,577	115,671
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000 shares authorized and no shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value, 250,000 shares authorized as of December 31, 2023 and December 31, 2022; 22,168 and 20,988 shares issued as of December 31, 2023 and December 31, 2022, respectively; 21,749 and 20,569 shares outstanding as of December 31, 2023 and December 31, 2022, respectively	2	2
Class B common stock, $0.0001 par value, 50,000 shares authorized as of December 31, 2023 and December 31, 2022; 14,116 and 14,746 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	236,985	209,704
Accumulated other comprehensive loss	99	(1,684)
Treasury stock, at cost, 419 shares of Class A common stock as of December 31, 2023 and December 31, 2022	(25,756)	(25,756)
Retained earnings	85,980	83,278
Total stockholders’ equity	297,312	265,546
Total liabilities and stockholders’ equity	$408,889	$381,217
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue	$620,445	$471,883	$359,370
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)(1)	238,076	191,826	143,944
Sales and marketing(1)	107,602	107,398	73,200
Research and product development(1)	151,364	111,118	65,980
General and administrative(1)	93,452	100,792	57,279
Depreciation and amortization	28,988	33,119	30,845
Total costs and operating expenses	619,482	544,253	371,248
Income (loss) from operations	963	(72,370)	(11,878)
Other income (loss), net	3	4,469	13,111
Interest income, net	7,031	1,184	501
Income (loss) before provision for income taxes	7,997	(66,717)	1,734
Provision for income taxes	5,295	1,402	706
Net income (loss)	$2,702	$(68,119)	$1,028
Net income (loss) per common share:
Basic	$0.08	$(1.95)	$0.03
Diluted	$0.07	$(1.95)	$0.03
Weighted average common shares outstanding:
Basic	35,629	35,010	34,578
Diluted	36,417	35,010	35,701
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2023	2022	2021
Stock-based compensation expense included in costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$3,703	$2,640	$2,024
Sales and marketing	5,983	8,681	2,329
Research and product development	20,974	16,030	5,457
General and administrative	21,704	13,584	5,531
Total stock-based compensation expense	$52,364	$40,935	$15,341

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$2,702	$(68,119)	$1,028
Other comprehensive income (loss):
Changes in unrealized gains (losses) on investment securities, net of tax	1,783	(1,490)	(250)
Comprehensive income (loss)	$4,485	$(69,609)	$778
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Class A		Class B		Capital	(Loss) Income	Stock	Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	18,729	$2	15,659	$2	$161,247	$56	$(25,756)	$150,369	$285,920
Exercise of stock options	238	—	84	—	2,614	—	—	—	2,614
Stock-based compensation	—	—	—	—	18,031	—	—	—	18,031
Vesting of restricted stock units, net of shares withheld for taxes	111	—	—	—	(9,962)	—	—	—	(9,962)
Conversion of Class B common stock to Class A common stock	335	—	(335)	—	—	—	—	—	—
Issuance of restricted stock awards	4	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(250)	—	—	(250)
Net Income	—	—	—	—	—	—	—	1,028	1,028
Balance at December 31, 2021	19,417	2	15,408	2	171,930	(194)	(25,756)	151,397	297,381
Exercise of stock options	303	—	27	—	4,474	—	—	—	4,474
Stock-based compensation	—	—	—	—	43,937	—	—	—	43,937
Vesting of restricted stock units, net of shares withheld for taxes	154	—	—	—	(10,637)	—	—	—	(10,637)
Conversion of Class B common stock to Class A common stock	689	—	(689)	—	—	—	—	—	—
Issuance of restricted stock awards	6	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(1,490)	—	—	(1,490)
Net loss	—	—	—	—	—	—	—	(68,119)	(68,119)
Balance at December 31, 2022	20,569	2	14,746	2	209,704	(1,684)	(25,756)	83,278	265,546
Exercise of stock options	255	—	—	—	2,595	—	—	—	2,595
Stock-based compensation	—	—	—	—	53,240	—	—	—	53,240
Vesting of restricted stock units, net of shares withheld for taxes	289	—	—	—	(28,554)	—	—	—	(28,554)
Conversion of Class B common stock to Class A common stock	630	—	(630)	—	—	—	—	—	—
Issuance of restricted stock awards	6	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	1,783	—	—	1,783
Net income	—	—	—	—	—	—	—	2,702	2,702
Balance at December 31,2023	21,749	$2	14,116	$2	$236,985	$99	$(25,756)	$85,980	$297,312
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash from operating activities
Net income (loss)	$2,702	$(68,119)	$1,028
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,500	30,820	29,032
Amortization of operating lease right-of-use assets	2,132	3,187	3,199
Impairment, net	—	22,022	—
Gain on lease modification	(4,281)	—	—
Stock-based compensation, including as amortized	54,852	43,234	17,154
Gain on sale of business	—	(4,156)	(380)
Gain on sale of equity-method investment and recovery of note receivable	—	(40)	(12,767)
Other	(3,598)	(818)	499
Changes in operating assets and liabilities:
Accounts receivable	(4,206)	(4,198)	(2,103)
Prepaid expenses and other assets	(13,493)	(7,281)	(3,427)
Accounts payable	(1,565)	1,176	497
Operating lease liabilities	(2,504)	(2,524)	1,268
Accrued expenses and other liabilities	3,744	12,062	1,391
Net cash provided by operating activities	60,283	25,365	35,391
Cash from investing activities
Purchases of available-for-sale investments	(195,740)	(79,279)	(241,215)
Proceeds from sales of available-for-sale investments	1,013	994	43,198
Proceeds from maturities of available-for-sale investments	152,382	87,883	107,354
Purchases of property and equipment	(9,041)	(6,540)	(8,103)
Capitalization of software development costs	(4,825)	(14,688)	(24,615)
Proceeds from sale of business, net of cash divested	—	5,124	402
Proceeds from sale of equity-method investment	629	40	12,520
Net cash used in investing activities	(55,582)	(6,466)	(110,459)
Cash from financing activities
Proceeds from stock option exercises	2,595	4,474	2,614
Tax withholding for net share settlement	(28,556)	(10,637)	(9,962)
Net cash used in financing activities	(25,961)	(6,163)	(7,348)
Net (decrease) increase in cash and cash equivalents	(21,260)	12,736	(82,416)
Cash, cash equivalents and restricted cash
Beginning of period	71,019	58,283	140,699
End of period	$49,759	$71,019	$58,283

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information
Cash paid for income taxes	$8,086	$3,338	$9,324
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	4,732	3,933	1,618
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$—	$11,945

    The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total of the same such amounts shown above (in thousands):

	December 31,
	2023	2022	2021
Cash and cash equivalents	$49,509	$70,769	$57,847
Restricted cash included in other long-term assets	250	250	436
Total cash, cash equivalents and restricted cash	$49,759	$71,019	$58,283

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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue, expenses, other income, and provision for income taxes during the reporting period. Assets and liabilities which are subject to judgment and use of estimates include the fair value of financial instruments, useful lives of property and equipment and intangible assets, capitalized software development costs, incremental borrowing rate applied in lease accounting, impairment of goodwill and long-lived assets, period of benefit associated with deferred costs, stock-based compensation, income taxes, and contingencies. Actual results could differ from those estimates and any such differences may have a material impact on our Consolidated Financial Statements.
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
Concentrations of credit risk with respect to accounts receivable and revenue are limited due to a large, diverse customer base. As of December 31, 2023, (i) no individual customer exceeded 10% of our total revenues in any of the periods presented, and (ii) 26% of our accounts receivable balance was attributable to amounts due from a risk mitigation provider. For purposes of assessing concentration of credit risk and significant customers, a group of residents that are receiving services from a third party that controls and transfers the specified services are regarded as one single customer.

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
Cash, Cash Equivalents and Restricted Cash
We consider all highly liquid investments, readily convertible to cash, and which have a remaining maturity date of three months or less at the date of purchase, to be cash equivalents. Cash and cash equivalents are recorded at fair value and consist primarily of bank deposits, and money market funds.
Investment Securities
Our investment securities currently consist of United States government agency securities and treasury securities. We classify investment securities as available-for-sale at the time of purchase and reevaluate such classification at each balance sheet date. All investments are recorded at estimated fair value and investments with original maturities of less than one year at the time of purchase are classified as short-term. Unrealized gains and losses for available-for-sale investment securities are included in accumulated other comprehensive income, a component of stockholders' equity.
For available-for-sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through income. For securities in an unrealized loss position that do not meet these criteria, we evaluate whether the decline in fair value has resulted from credit loss or other factors. If this assessment indicates a credit loss exists, the credit-related portion of the loss is recorded as an allowance for losses on the security. No allowance for credit losses for available-for-sale investment securities was recorded as of December 31, 2023 and 2022.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. The allowance for credit losses is based on historical loss experience, the number of days that receivables are past due, and an evaluation of the potential risk of loss associated with delinquent accounts. Accounts receivable considered uncollectible are charged against the allowance for credit losses when identified. We do not have any off-balance sheet credit exposure related to our customers. As of December 31, 2023 and 2022, our allowance for credit losses was not material.
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
Goodwill and Intangible Assets, Net
Goodwill is tested for impairment at least annually at the reporting unit level or at other times whenever events or changes in circumstances indicate that goodwill might be impaired. A qualitative assessment is performed to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent that the reporting unit’s carrying value exceeds its fair value.
We test for goodwill impairment annually during the fourth quarter of the calendar year. Based on the annual assessment performed at November 1, 2023, we determined it was not more likely than not that our reporting unit fair value was less than its carrying value and no quantitative impairment test assessment was required. No impairment losses were recorded for goodwill during the years ended December 31, 2023, 2022 and 2021.
Intangible assets primarily consist of acquired database, domain names and patents, which are recorded at cost, less accumulated amortization. We determine the appropriate useful life of our intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized over their estimated useful lives on a straight-line basis, which approximates the pattern in which the economic benefits of the assets are consumed.
Impairment of Long-Lived Assets
We assess the recoverability of our long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of the asset or asset group to the future undiscounted cash flows we expect the asset or asset group to generate. Any excess of the carrying value of the asset or asset group above its fair value is recognized as an impairment loss. We recorded net lease-related impairment charges of $22.0 million for the year ended December 31, 2022. Refer to Note 10, Leases for additional information. There were no impairment charges related to the identified long-lived assets for the years ended December 31, 2023 and 2021.

Revenue Recognition
We generate revenue from our customers primarily for subscriptions to access our core solutions and Value Added Services. Revenue is recognized upon transfer of control of promised services in an amount that reflects the consideration we expect to receive in exchange for those services. We enter into contracts that can include various combinations of services, which are generally capable of being distinct, distinct within the context of the contract, and accounted for as separate performance obligations. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. We recognize revenue in proportion to the amount that we have the right to invoice for certain core solutions and Value Added Services revenue, as that amount corresponds directly with our performance completed to date. Refer to Note 15, Revenue and Other Information for the disaggregated breakdown of revenue between Core solutions, Value Added Services and Other revenue.
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
Deferred costs were $15.9 million and $15.8 million as of December 31, 2023 and 2022, respectively, of which $8.7 million and $8.1 million, respectively, are included in Prepaid expenses and other current assets and $7.2 million and $7.7 million, respectively, are included in Other long-term assets in the accompanying Consolidated Balance Sheets. Amortization expense for deferred costs was $9.5 million, $8.1 million, and $6.8 million for the years ended December 31, 2023, 2022, and 2021, respectively. For the years ended December 31, 2023 and 2022, no impairments were identified in relation to the costs capitalized for the periods presented.

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
Sales and Marketing
Sales and marketing expense consists of personnel-related costs for our employees focused on sales and marketing (including salaries, sales commissions, performance-based compensation, benefits, and stock-based compensation), costs associated with sales and marketing activities, and allocated shared and other costs. Marketing activities include advertising, online lead generation, lead nurturing, customer and industry events, and the creation of industry-related content and collateral. We focus our sales and marketing efforts on generating awareness of our software solutions, creating sales leads, establishing and promoting our brands, and cultivating an educated community of successful and vocal customers. Advertising expenses were $8.6 million, $9.2 million and $9.4 million for each of the years ended December 31, 2023, 2022 and 2021, respectively, and are expensed as incurred.
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
General and Administrative
General and administrative expense consists of personnel-related costs for employees in our executive, finance, information technology, human resources, legal, compliance, corporate development and administrative organizations (including salaries, performance-based compensation, benefits, and stock-based compensation). In addition, general and administrative expense includes fees for third-party professional services (including audit, legal, compliance, and tax services), transaction costs related to sales of subsidiary businesses, regulatory fines and penalties, other corporate expenses, impairment of long-lived assets, and allocated shared costs.
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
Stock-Based Compensation
We recognize stock-based compensation expense for restricted stock awards ("RSAs") and restricted stock units ("RSUs") with only service conditions on a straight-line basis over the requisite service period. For RSUs with both service and performance conditions ("PSUs"), compensation cost is recorded on a graded-vesting method, if it is probable that the performance condition will be achieved. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSUs that are probable of vesting. PSUs will vest on the vesting date and upon achievement of the relevant performance metric once such calculation is finalized in accordance with our internal policies. We estimate a forfeiture rate to calculate our stock-based compensation expense for our stock-based awards.
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

Net Income (Loss) per Common Share
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
Net income (loss) per common share was the same for shares of our Class A and Class B common stock because they are entitled to the same liquidation and dividend rights and are therefore combined in the table below. The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands):

	Year Ended December 31,
	2023	2022	2021
Basic net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$2,702	$(68,119)	$1,028
Denominator
Weighted average common shares outstanding	35,636	35,015	34,583
Less: Weighted average unvested restricted shares subject to repurchase	7	5	5
Weighted average common shares outstanding; basic	35,629	35,010	34,578
Net income (loss) per common share; basic	$0.08	$(1.95)	$0.03
Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$2,702	$(68,119)	$1,028
Denominator
Weighted average common shares outstanding; basic	35,629	35,010	34,578
Add: Weighted average dilutive options outstanding	333	—	959
Add: Weighted average dilutive RSUs outstanding	455	—	164
Weighted average common shares outstanding; diluted	36,417	35,010	35,701
Net income (loss) per common share; diluted	$0.07	$(1.95)	$0.03
Potentially dilutive securities that are not included in the calculation of diluted net income (loss) per share because doing so would be antidilutive are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Unvested Restricted Stock Awards	6	6	4
Options	120	516	846
Restricted Stock Units	20	1,162	837
Total potentially dilutive securities	146	1,684	1,687

Recent Accounting Pronouncements Adopted
In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, "Revenue from Contracts with Customers," as if the acquirer had originated the contracts. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. We adopted ASU 2021-08 on January 1, 2023. Adoption did not have a material impact on our Consolidated Financial Statements.
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments “improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.” In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. ASU 2023-07 is effective for calendar year-end public business entities in the 2024 annual period and in 2025 for interim periods. Early adoption is permitted. We expect to adopt ASU 2023-07 for 2024 annual period and 2025 interim periods, retrospectively. We are currently evaluating the impact of this ASU on our Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively and is effective for calendar year-end public business entities in the 2025 annual period and in 2026 for interim periods with early adoption permitted. We are currently evaluating the impact of this ASU on our Consolidated Financial Statements.

 3. Sales of Subsidiary Business
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
 4. Investment Securities and Fair Value Measurements
Investment Securities
Investment securities classified as available-for-sale consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$162,062	$193	$(59)	$162,196
Total available-for-sale investment securities	$162,062	$193	$(59)	$162,196

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$17,497	$2	$(112)	$17,387
U.S. government and agency securities	99,112	—	(2,041)	97,071
Total available-for-sale investment securities	$116,609	$2	$(2,153)	$114,458

As of December 31, 2023, the decline in fair value below amortized cost basis was not considered other than temporary as it is more likely than not we will hold the securities until maturity or recovery of the cost basis. No allowance for credit losses for available-for-sale investment securities was recorded as of December 31, 2023 or 2022.
The fair values of available-for-sale investment securities, by remaining contractual maturity, are as follows (in thousands):

	December 31, 2023		December 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$162,062	$162,196	$90,822	$89,297
Due after one year through three years	—	—	25,787	25,161
Total available-for-sale investment securities	$162,062	$162,196	$116,609	$114,458
During the years ended December 31, 2023 and 2022, we had sales and maturities (which include calls) of investment securities, as follows (in thousands):

	Year Ended December 31, 2023
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$3	$—	$1,013	$16,497
U.S. government and agency securities	—	—	—	135,885
	$3	$—	$1,013	$152,382

	Year Ended December 31, 2022
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$—	$(3)	$994	$28,998
U.S. government and agency securities	—	—	—	58,885
	$—	$(3)	$994	$87,883
SecureDocs
In December 2021, we sold all of our interest in SecureDocs. A gain of $12.8 million was recognized within Other income, net in our Consolidated Statements of Operations, a portion of which relates to the recovery of a $2.0 million note receivable which had been previously reserved.

Fair Value Measurements
Recurring Fair Value Measurements
The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022 by level within the fair value hierarchy (in thousands):

	December 31, 2023
	Level 1	Level 2	Total Fair Value
Cash equivalents:
Money market funds	$37,100	$—	$37,100
Available-for-sale investment securities:
U.S. government and agency securities	—	162,196	162,196
Total	$37,100	$162,196	$199,296

	December 31, 2022
	Level 1	Level 2	Total Fair Value
Cash equivalents:
Money market funds	$41,973	$—	$41,973
Treasury securities	1,287	—	1,287
Available-for-sale investment securities:
Corporate bonds	—	17,387	17,387
U.S. government and agency securities	80,048	17,023	97,071
Total	$123,308	$34,410	$157,718
The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short maturity of these items.
There were no changes to our valuation techniques used to measure asset and liability fair values on a recurring basis during the year ended December 31, 2023. The valuation techniques for the financial assets in the tables above are as follows:
Cash Equivalents
As of December 31, 2023 and 2022, cash equivalents include cash invested in money market funds with a maturity of three months or less. Fair value is based on market prices for identical assets.
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

 5. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2023	2022
Computer equipment	$4,438	$5,529
Furniture and fixtures	5,521	5,747
Office equipment	3,761	3,800
Leasehold improvements	24,208	23,625
Construction in process	5,499	544
Gross property and equipment	43,427	39,245
Less: Accumulated depreciation	(15,065)	(13,135)
Total property and equipment, net	$28,362	$26,110
Depreciation expense for property and equipment totaled $7.3 million, $5.1 million, and $4.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. During the year ended December 31, 2022, we recorded an impairment of $4.4 million related to property and equipment associated with our leased office spaces. For additional information, see Note 10, Leases.
 6. Capitalized Software Development Costs, net
Capitalized software development costs, net were as follows (in thousands):

	December 31,
	2023	2022
Capitalized software development costs, gross	$126,606	$129,749
Less: Accumulated amortization	(105,044)	(94,434)
Capitalized software development costs, net	$21,562	$35,315
Capitalized software development costs were $5.5 million, $17.7 million and $27.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. Amortization expense with respect to software development costs totaled $19.2 million, $23.6 million and $21.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. During the years ended December 31, 2023 and 2022, we disposed of $8.2 million and $3.3 million, respectively, of fully amortized capitalized software development costs.
Future amortization expense with respect to capitalized software development costs is estimated as follows (in thousands):

Years Ending December 31,
2024	$12,659
2025	6,050
2026	2,432
2027	421
Total amortization expense	$21,562

 7. Goodwill and Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands, except years):

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Database	4,710	(2,355)	2,355	10.0
Domain names	90	(88)	2	5.0
Patents	252	(252)	—	5.0
Total intangible assets, net	$5,052	$(2,695)	$2,357	9.7

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	$1,670	$(1,448)	$222	5.0
Database	4,710	(1,884)	2,826	10.0
Technology	6,539	(6,539)	—	4.0
Trademarks and trade names	1,520	(1,211)	309	5.0
Partner relationships	680	(680)	—	3.0
Non-compete agreements	7,340	(5,872)	1,468	5.0
Domain names	90	(82)	8	5.0
Patents	252	(252)	—	5.0
Total intangible assets, net	$22,801	$(17,968)	$4,833	4.7
Amortization expense with respect to intangible assets totaled $2.5 million, $4.4 million and $4.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Future amortization expense with respect to intangible assets is estimated as follows (in thousands):

Years Ending December 31,
2024	$473
2025	471
2026	471
2027	471
2028	471
Total	$2,357
Our goodwill balance is solely attributed to acquisitions. The change in the carrying amount of goodwill during the years ended December 31, 2023 and 2022 is as follows (in thousands):

Goodwill at December 31, 2021	$56,147
Goodwill attributed to WegoWise Transaction	(87)
Goodwill at December 31, 2022	$56,060
Goodwill at December 31, 2023	$56,060

 8. Accrued Employee Expenses
Accrued employee expenses consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued vacation	$12,399	$12,067
Accrued bonuses	14,795	13,806
Accrued severance and related personnel cost	1,098	496
Accrued payroll and other	7,275	8,007
Total accrued employee expenses	$35,567	$34,376
During the year ended December 31, 2023, we expensed and paid $14.9 million of severance related to separation costs associated with our former Chief Executive Officer's Transition and Separation Agreement, dated March 1, 2023 ("Separation Agreement").
In the third quarter of 2023, we accrued $10.3 million of severance and related personnel costs associated with our workforce reduction, which has been substantially paid out in cash during the year ended December 31, 2023. The remaining balance is expected to be paid in 2024. Refer to Note 16, Workforce Reduction for additional information.

9. Other Current Liabilities
Other Current Liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Insurance reserves	$4,174	$2,665
Operating lease liabilities-current	3,626	3,357
Other	3,535	2,871
Total other current liabilities	$11,335	$8,893
For additional information, refer to Note 11, Commitments and Contingencies and Note 10, Leases.

 10. Leases
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
The components of lease expense recognized in the Consolidated Statements of Operations were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$4,362	$5,403	$5,203
Variable lease cost	1,737	1,058	1,463
Total lease cost	$6,099	$6,461	$6,666

Lease-related assets and liabilities were as follows (in thousands, except years and %):

	December 31,
	2023	2022
Assets
Operating lease right-of-use assets	19,285	23,485

Liabilities
Other current liabilities	$3,626	$3,357
Operating lease liabilities	41,114	50,237
Total lease liabilities	$44,740	$53,594

Weighted-average remaining lease term (years)	8.3	9.4
Weighted-average discount rate	5.1%	3.9%

During the year ended December 31, 2022, we decided to exit and make available for sublease certain leased office spaces. As a result, we reassessed our asset groupings and evaluated the recoverability of our right-of-use and other lease related assets, and determined that the carrying value of the respective asset groups was not fully recoverable. We utilized discounted cash flow models to estimate the fair value of the asset groups taking into consideration the time period it will take to obtain a sublessee, the applicable discount rates and the anticipated sublease income and calculated the corresponding impairment loss. We used prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets, as well as our historical experience in real estate transactions. When available, we use valuation inputs from independent valuation experts, such as real estate appraisers and brokers, to corroborate our estimates of fair value. We recorded a net impairment of $22.0 million consisting of $17.6 million related to ROU assets and $4.4 million related to property and equipment associated with our leased office spaces. These amounts were recorded within General and administrative in our Consolidated Statements of Operations.
In January 2023, we entered into an amendment to the lease agreement for our San Diego facility (the "San Diego Lease"). We remeasured the lease liability and recorded a reduction to the lease liability and right-of-use asset using the discount rate at the modification date, which resulted in a gain of $2.4 million in the Consolidated Statements of Operations.
In June 2023, we entered into a second amendment to reduce the rentable square footage and our future rental payment obligations under the San Diego Lease pursuant to which we made a one-time payment of $2.9 million. We again remeasured the lease liability and recorded a reduction to the lease liability using the discount rate at the modification date. As a result, we recorded a gain of $1.9 million in the Consolidated Statements of Operations.
In July 2023, we entered into an agreement to sublet one of our office spaces in Santa Barbara through December 31, 2031 (the "Santa Barbara 90 Sublease"). The total rental commitment over the term of the Santa Barbara 90 Sublease is

$6.1 million. We performed impairment testing in accordance with ASC 360, and no impairment related to the right-of-use assets was recorded for the year ended December 31, 2023.
Future minimum lease payments under non-cancellable leases as of December 31, 2023 were as follows (in thousands):

Years ending December 31,
2024	$5,348
2025	6,168
2026	6,345
2027	6,529
2028	6,717
Thereafter	24,373
Total future minimum lease payments	55,480
Less: imputed interest	(10,740)
Total	$44,740
 11. Commitments and Contingencies
Liability to Landlord Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc., which was established in connection with reinsuring liability to landlord insurance policies offered to our customers by our third-party service provider. We assume a 100% quota share of the liability to landlord insurance policies placed with our customers by our third-party service provider. We accrue for reported claims, and include an estimate of losses incurred but not reported by our property manager customers, in cost of revenue because we bear the risk related to all such claims. Our estimated liability for reported claims and incurred but not reported claims as of December 31, 2023 and 2022 was $4.2 million and $2.7 million, respectively, and is included in Other current liabilities on our Consolidated Balance Sheets.
Included in Prepaid expenses and other current assets as of December 31, 2023 and 2022 are $5.1 million and $4.5 million, respectively, of deposits held with a third party related to requirements to maintain collateral for this risk mitigation service.
Legal Proceedings
On February 10, 2023, a lawsuit was filed in the First Judicial District Court of New Mexico, Murphy, et al. v. AppFolio, Inc., et al. (No. D-101-CV-2022-02100), naming us as a defendant and alleging certain violations of the New Mexico Unfair Practices Act and negligent misrepresentation in connection with our tenant screening service (the “Murphy Litigation”). In late November 2023, the parties agreed to settle the Murphy Litigation and plan to file a notice of settlement with the court. We did not admit any wrongdoing in connection with the settlement of the Murphy Litigation.

We have assessed the potential liabilities related to this matter and have determined that it is probable a loss will be incurred; however, we expect that this loss will be covered by existing insurance policies. As of December 31, 2023, we recorded a liability of $7.0 million within Accrued Expenses and a corresponding receivable amount within Prepaid expenses and other current assets.

In addition to the foregoing, from time to time, we are involved in various other investigative inquiries, legal proceedings and disputes arising from or related to matters incident to the ordinary course of our business activities, including actions with respect to intellectual property, employment, labor, regulatory and contractual matters. Although the results of such investigative inquiries, legal proceedings and other disputes cannot be predicted with certainty, we believe that we are not currently a party to any matters which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows. However, regardless of the merit of any matters raised or the ultimate outcome, investigative inquiries, legal proceedings and other disputes may generally have an adverse impact on us as a result of defense and settlement costs, diversion of management resources, and other factors.

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
 12. Stockholders' Equity
Amended and Restated Certificate of Incorporation
Upon the effectiveness of our Amended and Restated Certificate of Incorporation on June 25, 2015, we are authorized to issue 250,000,000 shares of Class A common stock, 50,000,000 shares of Class B common stock and 25,000,000 shares of undesignated preferred stock, each with a par value of $0.0001 per share.
Class A Common Stock and Class B Common Stock
Holders of our Class A common stock and Class B common stock are entitled to dividends when, as, and if declared by our board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2023, we have not declared any dividends. The holder of each share of Class A common stock is entitled to one vote, while the holder of each share of Class B common stock is entitled to ten votes. Each share of our Class B common stock is convertible at any time at the option of the holder into one share of our Class A common stock and generally convert into shares of our Class A common stock upon transfer. Class A common stock and Class B common stock are collectively referred to as common stock throughout the notes to these financial statements, unless otherwise noted.
Preferred Stock
Our Board of Directors, subject to the limitations prescribed by Delaware law, has the authority to issue up to 25,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders.
Share Repurchase Program
On February 20, 2019, our Board of Directors authorized a $100.0 million share repurchase program (the "Share Repurchase Program") relating to our outstanding shares of Class A common stock. Under the Share Repurchase Program, share repurchases may be made from time to time, as directed by a committee consisting of three directors, in open market purchases or in privately negotiated transactions at a repurchase price that the members of the committee unanimously believe is below intrinsic value conservatively determined. The Share Repurchase Program does not obligate us to repurchase any specific dollar amount or number of shares, there is no expiration date for the Share Repurchase Program, which may be modified, suspended or terminated at any time and for any reason. We have not made any repurchases under the Share Repurchase Program during the years ended December 31, 2023, 2022 and 2021.

 13. Stock-Based Compensation
We currently have two stock incentive plans, our 2007 Stock Incentive Plan (the "2007 Plan") and the 2015 Stock Incentive Plan (the "2015 Plan"). The 2007 Plan expired on February 14, 2017, however it will continue to govern outstanding awards granted under the 2007 Plan.
Under the 2015 Plan, 2,000,000 shares of our Class A common stock were reserved and available for grant and issuance. On January 1 of each subsequent calendar year, the number of shares available for grant and issuance under the 2015 Plan increase by the lesser of (i) the number of shares of our Class A common stock subject to awards granted under the 2015 Plan during the preceding calendar year and (ii) such lesser number of shares of our Class A common stock determined by our Board of Directors. The number of shares of our Class A common stock is also subject to adjustment in the event of a recapitalization, stock split, reclassification, stock dividend or other change in our capitalization. The 2015 Plan authorizes the award of stock options, stock appreciation rights, RSAs, RSUs, performance awards and stock bonuses. The 2015 Plan provides for the grant of awards to our employees, directors, consultants and independent contractors, subject to certain exceptions. RSUs, PSUs, and RSAs have been issued during 2023 pursuant to the 2015 Plan.
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
Stock Options
A summary of activity in connection with our stock options for the year ended December 31, 2023 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years
Options outstanding as of December 31, 2022	516	$12.90	2.7
Options granted	120	129.74
Options exercised	(255)	10.18
Options outstanding as of December 31, 2023	381	$51.49	3.4

At December 31, 2023:
Options vested and expected to vest	381	$51.49	3.4
Options exercisable	261	$15.55	0.8
Our stock-based compensation expense for stock options were not material for the periods presented.
During the year ended December 31, 2023, we granted our Chief Executive Officer 120,000 stock options of our Class A common stock. These stock options vest based on service conditions with one-third vesting at the end of each of the years ending December 31, 2025, 2026 and 2027. No stock options were granted during the years ended December 31, 2022 or 2021.
The fair value of stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes information relating to our stock options granted during the year ended December 31, 2023:

Weighted average grant-date fair value per share	$67.23
Weighted average Black-Scholes model assumptions:
Risk-free interest rate	4.06%
Expected term (in years)	6.92
Expected volatility	44%
Expected dividend yield	—
The total intrinsic value of options exercised in 2023, 2022 and 2021 was $36.4 million, $31.1 million, and $39.1 million, respectively. This intrinsic value represents the difference between the fair value of our common stock on the date of exercise and the exercise price of each option. Based on the fair value of our common stock as of December 31, 2023, the total intrinsic value of all outstanding options, exercisable options, and options vested and expected to vest was $46.4 million.

Restricted Stock Units
A summary of activity in connection with our RSUs for the year ended December 31, 2023 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2022	1,162	$116.88
Granted	659	125.05
Vested	(520)	120.39
Forfeited	(358)	114.37
Unvested as of December 31, 2023	943	$121.61

Unvested RSUs as of December 31, 2023 were composed of 0.8 million RSUs with only service conditions and 0.1 million PSUs with both service conditions and performance conditions. RSUs granted with only service conditions generally vest over a four-year period. The number of PSUs granted, as included in the above table, assumes achievement of the performance metric at 100% of the performance target.
Of the unvested PSUs as of December 31, 2023, 0.1 million are subject to vesting based on the achievement of pre-established performance metrics for the year ending December 31, 2023 and will vest over a three year period, assuming continued employment throughout the performance period. The actual number of shares to be issued at the end of the performance period will range from 0% to 142% of the target number of shares depending on achievement relative to the performance metric over the applicable period.
We recognized stock-based compensation expense for the RSUs and PSUs of $51.0 million, $43.3 million and $17.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. Excluded from stock-based compensation expense is capitalized software development costs of $0.9 million, $3.0 million, and $2.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the total estimated remaining stock-based compensation expense for the aforementioned RSUs and PSUs was $89.5 million, which is expected to be recognized over a weighted average period of 2.3 years. The total fair value of RSUs and PSUs vested during the years ended December 31, 2023, 2022 and 2021 was approximately $82.2 million, $27.5 million and $26.6 million, respectively.
Restricted Stock Awards
A summary of activity in connection with our RSAs for the year ended December 31, 2023 is as follows (number of shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested as of December 31, 2022	6	$96.33
Granted	6	150.06
Vested	(6)	96.33
Unvested as of December 31, 2023	6	$150.06
We have the right to repurchase any unvested RSAs subject to certain conditions. Restricted stock awards vest over a one-year period. Our stock-based compensation expense for RSAs was not material for the periods presented.
As of December 31, 2023, the total estimated remaining stock-based compensation expense for unvested restricted stock awards with a repurchase right was $0.3 million, which is expected to be recognized over a weighted average period of 0.5 years.
 14. Income Taxes
Set forth below is a reconciliation of the components that caused our provision for income taxes to differ from amounts computed by applying the United States federal statutory rate:

	Year Ended December 31,
	2023	2022	2021
U.S. federal statutory income tax rate	21%	21%	21%
State and local income taxes, net of federal benefit	(44)	9	(214)
Change in valuation allowance	215	(37)	795
Stock-based compensation expense	(108)	7	(426)
Research and development tax credits	(93)	5	(205)
Non-deductible officers' compensation	79	(6)	47
Other permanent differences	(4)	(1)	23
Provision for income taxes	66%	(2)%	41%

The provision for income tax consists of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current
Federal	$3,485	$1,313	$20
State and local	2,299	686	346
Total current	5,784	1,999	366
Deferred
Federal	(477)	(854)	(10,966)
State and local	(12)	257	11,306
Total deferred	(489)	(597)	340
Total income tax provision	$5,295	$1,402	$706

The components of deferred tax assets (liabilities) were as follows (in thousands):

	December 31,
	2023	2022
Deferred income tax assets:
Research and development tax credits	$19,513	$18,558
Capitalized research and software costs	33,958	14,706
Lease liability	11,914	14,260
Net operating loss carryforwards	6,502	5,802
Stock-based compensation	2,894	5,105
Other	3,303	3,614
Total deferred tax assets	78,084	62,045
Valuation allowance	(62,380)	(43,776)
Deferred tax assets, net of valuation allowance	15,704	18,269
Deferred tax liabilities:
Lease asset	(5,135)	(6,249)
Property and equipment	(4,189)	(4,914)
Capitalized commissions	(4,237)	(4,217)
Intangible assets	(329)	(940)
Other	(2,511)	(2,634)
Total deferred tax liabilities	(16,401)	(18,954)
Total net deferred tax liabilities	$(697)	$(685)

As of December 31, 2023, we had state net operating loss carryforwards $75.1 million. The state net operating losses will begin to expire in 2028. As of December 31, 2023, we also had federal and state research and development credit carryforwards of $7.5 million and $24.3 million, respectively. The federal credit carryforwards will begin to expire in 2043, while the state credit carryforwards apply indefinitely. Utilization of our net operating loss and credit carryforwards may be subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.

The change in the valuation allowance are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Valuation allowance, at beginning of year	$43,776	$17,217	$—
Increase in valuation allowance	18,604	26,559	17,217
Valuation allowance, at end of year	$62,380	$43,776	$17,217

The following is a reconciliation of the total amounts of reserves for unrecognized tax benefits from uncertain tax positions (in thousands):

	Year Ended December 31,
	2023	2022	2021
Unrecognized tax benefit beginning of year	$9,455	$7,816	$6,141
Increases-tax positions in current year	2,860	1,639	1,675
Unrecognized tax benefit end of year	$12,315	$9,455	$7,816
The unrecognized tax benefits are recorded as a reduction to the deferred tax assets and liabilities.
As of December 31, 2023 and 2022, we had no accrued interest and penalties related to uncertain income tax positions. We do not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.
We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. While the applicable statute of limitations are generally open for three to four years for the jurisdictions we file in, we remain subject to income tax examinations for all years due to the usage of carryforward attributes, such as net operating losses and research and development credits. As of December 31, 2023, we have not been notified for audit by the Internal Revenue Service or any significant state jurisdiction.
 15. Revenue and Other Information
The following table presents our revenue categories (in thousands):

	Year Ended December 31,
	2023	2022	2021
Core solutions	$156,692	$132,541	$105,148
Value Added Services	454,098	327,636	241,289
Other	9,655	11,706	12,933
Total revenue	$620,445	$471,883	$359,370
Our revenue is generated primarily from United States customers. All of our property and equipment is located in the United States.

16. Workforce Reduction
During the year ended December 31, 2023, we implemented a plan to reduce our workforce by 149 employees in order to scale the business more efficiently. Impacted employees were notified in August 2023. There were no workforce reductions during the years ended December 31, 2022 and 2021.
The following table presents the total severance and related personnel costs by function, for the year ended December 31, 2023 (in thousands):

Severance and Related Personnel Cost
Cost of revenue	$2,367
Sales and marketing	3,795
Research and product development	3,407
General and administrative	2,514
Total(1)	$12,083
(1) Total severance and related personnel costs include $1.8 million of accelerated stock-based compensation expense recognized during the year ended December 31, 2023.
The following is a summary of changes in the accrued severance and related personnel cost, within Accrued Employee Expenses on the Consolidated Balance Sheets (in thousands):

Accrued Severance and Related Personnel Cost
Balance as of December 31, 2022	$—
Severance and related personnel cost	10,278
Cash Payments	(9,425)
Balance as of December 31, 2023	$853
The remaining balance is expected to be paid in 2024.
17. Retirement Plans
We have a 401(k) retirement and savings plan made available to all employees. We may, at our discretion, make matching contributions to the 401(k) plan. Cash contributions to the plan were $7.3 million, $5.9 million, and $4.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, the last day of the period covered by this Annual Report. Disclosure controls and procedures include, without limitation, controls and other procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on our management's evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
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

As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth in the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2023.
The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their audit report which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting at December 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13(a)-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
On November 15, 2023, Olivia Nottebohm, a member of our Board of Directors, entered into a prearranged stock selling plan for the sale of up to 1,449 shares of the Company's Class A common stock between March 1, 2024 and December 27, 2024. Ms. Nottebohm's trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act of 1934, as amended, and the Company's policies regarding insider transactions.
ITEM 9C.     DISCLOSURES REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our definitive Proxy Statement or an amendment to this Annual Report, which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION
The information required by this item will be included in our definitive Proxy Statement or an amendment to this Annual Report, which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in our definitive Proxy Statement or an amendment to this Annual Report, which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our definitive Proxy Statement or an amendment to this Annual Report, which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in our definitive Proxy Statement or an amendment to this Annual Report, which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the registrant as currently in effect.	10-Q	001-37468	3.1	8/6/2015
3.1	Amended and Restated Bylaws of the registrant as currently in effect.	10-Q	001-37468	3.1	8/3/2020
4.1	Specimen Certificate for Class A Common Stock.	S-1/A	333-204262	4.1	6/4/2015
4.2	Amended and Restated Investor Rights Agreement, by and among the registrant and the investors named therein, dated November 26, 2013.	S-1/A	333-204262	4.2	6/4/2015
4.3	Description of Capital Stock of the registrant.	10-K	001-37468	4.3	3/2/2020
10.1	Industrial Lease, by and between the registrant and 50 Castilian Drive, LLC, effective December 6, 2019 (50 Castilian Drive, Goleta, CA 93117).	8-K	001-37468	10.1	12/11/2019
10.2	Industrial Lease, by and between the registrant and 50 Castilian Drive, LLC, effective December 6, 2019 (70 Castilian Drive, Goleta, CA 93117).	8-K	001-37468	10.2	12/11/2019
10.3	Industrial Lease, by and between the registrant and 50 Castilian Drive, LLC, effective December 6, 2019 (90 Castilian Drive, Goleta, CA 93117).	8-K	001-37468	10.3	12/11/2019

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.4	First Amendment to Industrial Lease, by and between the registrant and 50 Castilian Drive, LLC, effective February 10, 2022 (50 Castilian Drive, Goleta, CA 93117).	10-K	001-37468	10.4	2/28/2022
10.5	First Amendment to Industrial Lease, by and between the registrant and 50 Castilian Drive, LLC, effective February 10, 2022 (70 Castilian Drive, Goleta, CA 93117).	10-K	001-37468	10.5	2/28/2022
10.6	First Amendment to Industrial Lease, by and between the registrant and 50 Castilian Drive, LLC, effective February 10, 2022 (90 Castilian Drive, Goleta, CA 93117).	10-K	001-37468	10.6	2/28/2022
10.7	Umbrella Termination Agreement, by and between the registrant and Castilian 90, LLC, Castilian 70, LLC and Castilian 50, LLC, effective February 10, 2022.	10-K	001-37468	10.7	2/28/2022
10.8#	Employment agreement between the Company and Jason Randall.	10-Q	001-37468	10.1	7/28/2022
10.9#	2007 Stock Incentive Plan, as amended, and related form agreements.	S-1/A	333-204262	10.3	6/4/2015
10.10#	2015 Stock Incentive Plan and related form agreements.	S-1/A	333-204262	10.4	6/4/2015
10.11#	2015 Employee Stock Purchase Plan.	S-1/A	333-204262	10.5	6/4/2015
10.12#	Long-Term Cash Incentive Plan.	10-K	001-37468	10.9	2/26/2018
10.13#	Form of Long-Term Cash Incentive Award Offer.	10-K	001-37468	10.1	2/26/2018
10.14#	Employment agreement between the Company and Fay Sien Goon.	10-Q	001-37468	10.1	11/8/2021
10.15#	Form of Restricted Stock Unit Award Agreement (New Hire) under 2015 Stock Incentive Plan.	10-K	001-37468	10.16	2/28/2022
10.16#	Form of Restricted Stock Unit Award Agreement (Refresh) under 2015 Stock Incentive Plan.	10-K	001-37468	10.17	2/28/2022
10.17#	Form of Restricted Stock Unit Award Agreement (PSU) under 2015 Stock Incentive Plan.	10-K	001-37468	10.18	2/28/2022
10.18#	Nonemployee Director Deferred Compensation Plan.	10-K	001-37468	10.19	2/28/2022
10.19#	Related form of Deferral Election under Nonemployee Director Deferred Compensation Plan.	10-K	001-37468	10.20	2/28/2022
10.20#	Transition and Separation Agreement, dated March 1, 2023, by and between Jason Randall and the Company	10-Q	001-37468	10.22	4/28/2023
10.22#	Employment agreement, dated March 1, 2023, between the Company and William Shane Trigg	10-Q	001-37468	10.23	4/28/2023
10.23#	Sublease, by and between the registrant and Google LLC, effective July 10, 2023 (50 Castilian Drive, Goleta, CA 93117).	10-Q	001-37468	10.24	10/27/2023
10.24	Form of Indemnification Agreement by and between the registrant and certain of its senior employees and directors.					X
21.1	Subsidiaries of the registrant.					X
23.1	Consent of independent registered public accounting firm.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
24.1	Power of Attorney (included on the signature page of this report).					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1#	Executive Compensation Recovery Policy					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

#	Indicates a management contract or compensatory plan or arrangement
*	The certifications attached as Exhibit 32.1 accompany this Annual Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

AppFolio, Inc.

Date:	February 1, 2024	By:	/s/ Shane Trigg
Shane Trigg
Chief Executive Officer
(Principal Executive Officer)

Date:	February 1, 2024	By:	/s/ Fay Sien Goon
Fay Sien Goon
Chief Financial Officer
(Principal Financial and Accounting Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Shane Trigg, Fay Sien Goon, and Matthew Mazza, his or her lawful attorneys-in-fact and agents, for such person in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Shane Trigg	President, Chief Executive Officer and Director (Principal Executive Officer)	February 1, 2024
Shane Trigg

/s/ Fay Sien Goon	Chief Financial Officer (Principal Financial and Accounting Officer)	February 1, 2024
Fay Sien Goon

/s/ Andreas von Blottnitz	Chairman of the Board	February 1, 2024
Andreas von Blottnitz

/s/ Timothy Bliss	Director	February 1, 2024
Timothy Bliss

/s/ Agnes Bundy Scanlan	Director	February 1, 2024
Agnes Bundy Scanlan

/s/ Janet Kerr	Director	February 1, 2024
Janet Kerr

/s/ Olivia Nottebohm	Director	February 1, 2024
Olivia Nottebohm

/s/ Winifred Webb	Director	February 1, 2024
Winifred Webb

/s/ Alexander Wolf	Director	February 1, 2024
Alexander Wolf