Form 10-Q
period 2024-03-31
APPFOLIO INC
filed 2024-04-26
CIK 1433195

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of April 18, 2024, the number of shares of the registrant’s Class A common stock outstanding was 22,326,649 and the number of shares of the registrant’s Class B common stock outstanding was 13,886,648

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 (this "Quarterly Report"), contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), which statements involve substantial risks and uncertainties. The forward-looking statements made in this Quarterly Report are intended to qualify for the protection of the safe harbor provided by the PLSRA and are based primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, cash flows and/or prospects. Forward-looking statements include all statements that are not statements of historical fact. Forward-looking statements can also be identified by words such as “may,” “will,” “should,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “future,” or “continue,” or the negative of these words or other similar terms or expressions. Examples of forward-looking statements include, among others, statements regarding changes in the competitive environment, responding to customer needs, research and product development plans, future products and services, growth in the size of our business and number of customers, strategic plans and objectives, business forecasts and plans, our future or assumed financial condition, results of operations and liquidity, trends affecting our business and industry, capital needs and financing plans, capital resource allocation plans, share repurchase plans, and commitments and contingencies, including with respect to the outcome of legal proceedings or regulatory matters. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those risks, uncertainties and other factors described in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report and "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (our "Annual Report"), as well as in the other reports we file with the Securities and Exchange Commission (the "SEC"). You should read this Quarterly Report, and the other documents we file with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements. As such, you should not rely upon forward-looking statements as predictions of future events. Any forward-looking statement made by us in this Quarterly Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

APPFOLIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$59,214	$49,509
Investment securities—current	184,298	162,196
Accounts receivable, net	26,179	20,709
Prepaid expenses and other current assets	36,975	39,943
Total current assets	306,666	272,357
Property and equipment, net	27,709	28,362
Operating lease right-of-use assets	18,762	19,285
Capitalized software development costs, net	18,974	21,562
Goodwill	56,060	56,060
Other long-term assets	10,599	11,263
Total assets	$438,770	$408,889
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,531	$1,141
Accrued employee expenses	29,202	35,567
Accrued expenses	13,531	21,723
Other current liabilities	11,793	11,335
Total current liabilities	56,057	69,766
Operating lease liabilities	40,469	41,114
Other liabilities	3,049	697
Total liabilities	99,575	111,577
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock	2	2
Class B common stock	2	2
Additional paid-in capital	240,419	236,985
Accumulated other comprehensive Income (loss)	(115)	99
Treasury stock	(25,756)	(25,756)
Retained earnings	124,643	85,980
Total stockholders’ equity	339,195	297,312
Total liabilities and stockholders’ equity	$438,770	$408,889
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$187,430	$136,100
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)(1)	64,646	56,208
Sales and marketing(1)	24,455	29,398
Research and product development(1)	37,895	37,662
General and administrative(1)	21,132	31,691
Depreciation and amortization	5,212	7,671
Total costs and operating expenses	153,340	162,630
Income (loss) from operations	34,090	(26,530)
Other income (loss), net	—	20
Interest income, net	2,992	1,361
Income (loss) before provision for income taxes	37,082	(25,149)
(Benefit from) provision for income taxes	(1,581)	9,961
Net income (loss)	$38,663	$(35,110)

Net income (loss) per common share:
Basic	$1.07	$(0.99)
Diluted	$1.05	$(0.99)
Weighted average common shares outstanding:
Basic	36,087	35,443
Diluted	36,674	35,443
(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2024	2023
Stock-based compensation expense included in costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$960	$768
Sales and marketing	1,510	2,417
Research and product development	5,682	5,439
General and administrative	5,322	5,279
Total stock-based compensation expense	$13,474	$13,903

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$38,663	$(35,110)
Other comprehensive income (loss):
Changes in unrealized (losses) gains on investment securities, net of tax	(214)	763
Comprehensive income (loss)	$38,449	$(34,347)
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Class A		Class B		Capital	Income (Loss)	Stock	Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	21,749	$2	14,116	$2	$236,985	$99	$(25,756)	$85,980	$297,312
Exercise of stock options	244	—	—	—	3,874	—	—	—	3,874
Stock-based compensation	—	—	—	—	13,646	—	—	—	13,646
Vesting of restricted stock units, net of shares withheld for taxes	89	—	—	—	(14,086)	—	—	—	(14,086)
Conversion of Class B common stock to Class A common stock	199	—	(199)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(214)	—	—	(214)
Net Income	—	—	—	—	—	—	—	38,663	38,663
Balance at March 31, 2024	22,281	$2	13,917	$2	$240,419	$(115)	$(25,756)	$124,643	$339,195

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Class A		Class B		Capital	Income (Loss)	Stock	Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	20,569	$2	14,746	$2	$209,704	$(1,684)	$(25,756)	$83,278	$265,546
Exercise of stock options	64	—	—	—	834	—	—	—	834
Stock-based compensation	—	—	—	—	14,075	—	—	—	14,075
Vesting of restricted stock units, net of shares withheld for taxes	79	—	—	—	(5,539)	—	—	—	(5,539)
Conversion of Class B common stock to Class A common stock	27	—	(27)	—	—	—	—	—	—
Issuance of restricted stock awards	2	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	763	—	—	763
Net loss	—	—	—	—	—	—	—	(35,110)	(35,110)
Balance at March 31, 2023	20,741	$2	14,719	$2	$219,074	$(921)	$(25,756)	$48,168	$240,569
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash from operating activities
Net Income (loss)	$38,663	$(35,110)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,693	6,937
Amortization of operating lease right-of-use assets	523	568
Gain on lease modification	—	(2,366)
Stock-based compensation, including as amortized	13,992	14,637
Other	(1,824)	(155)
Changes in operating assets and liabilities:
Accounts receivable	(5,470)	(914)
Prepaid expenses and other current assets	8,849	(2,399)
Accounts payable	733	(1,777)
Operating lease liabilities	(475)	(771)
Accrued expenses and other liabilities	(16,730)	22,923
Net cash provided by operating activities	42,954	1,573
Cash from investing activities
Purchases of available-for-sale investments	(57,162)	(1,285)
Proceeds from sales of available-for-sale investments	—	1,013
Proceeds from maturities of available-for-sale investments	36,670	37,890
Purchases of property and equipment	(1,420)	(794)
Capitalization of software development costs	(1,125)	(1,165)
Proceeds from sale of business, net of cash divested	—	629
Net cash (used in) provided by investing activities	(23,037)	36,288
Cash from financing activities
Proceeds from stock option exercises	3,874	834
Tax withholding for net share settlement	(14,086)	(5,539)
Net cash used in financing activities	(10,212)	(4,705)
Net increase in cash, cash equivalents and restricted cash	9,705	33,156
Cash, cash equivalents and restricted cash
Beginning of period	49,759	71,019
End of period	$59,464	$104,175
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$59,214	$103,925
Restricted cash included in prepaid expenses and other current assets	250	250
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$59,464	$104,175
Supplemental disclosure of cash flow information
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	1,483	1,348

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
 2. Summary of Significant Accounting Policies
Basis of Presentation and Significant Accounting Policies
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report, which was filed with the SEC on February 1, 2024. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim Condensed Consolidated Financial Statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of our Condensed Consolidated Financial Statements. The operating results for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024.
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

Net Income (Loss) per Common Share
Net income (loss) per common share was the same for shares of our Class A and Class B common stock because they are entitled to the same liquidation and dividend rights and are therefore combined in the table below. The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands):

	Three Months Ended March 31,
	2024	2023
Basic net income (loss) per share:
Numerator
Net income (loss)	$38,663	$(35,110)
Less: undistributed earnings to participating securities	5	—
Net income (loss) attributable to common stockholders	$38,658	$(35,110)
Denominator
Weighted average common shares outstanding	36,092	35,451
Less: Weighted average unvested restricted shares subject to repurchase	5	8
Weighted average common shares outstanding; basic	36,087	35,443
Net income (loss) per common share; basic	$1.07	$(0.99)
Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$38,658	$(35,110)
Denominator
Weighted average common shares outstanding; basic	36,087	35,443
Add: Weighted average dilutive options outstanding	108	—
Add: Weighted average dilutive RSUs outstanding	479	—
Weighted average common shares outstanding; diluted	36,674	35,443
Net income (loss) per common share; diluted	$1.05	$(0.99)
Potentially dilutive securities that are not included in the calculation of diluted net income (loss) per share because doing so would be antidilutive are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Unvested Restricted Stock Awards	4	8
Options	—	572
Restricted Stock Units	170	1,620
Total potentially dilutive securities	174	2,200

 3. Investment Securities and Fair Value Measurements
Investment Securities
Investment securities classified as available-for-sale consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	184,377	17	(96)	184,298
Total available-for-sale investment securities	$184,377	$17	$(96)	$184,298

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	162,062	193	(59)	162,196
Total available-for-sale investment securities	$162,062	$193	$(59)	$162,196
As of March 31, 2024, the decline in fair value below amortized cost basis was not considered other than temporary as it is more likely than not we will hold the securities until maturity or recovery of the cost basis. No allowance for credit losses for available-for-sale investment securities was recorded as of March 31, 2024 or December 31, 2023.
The fair values of available-for-sale investment securities, by remaining contractual maturity, are as follows (in thousands):

	March 31, 2024		December 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$184,377	$184,298	$162,062	$162,196
Total available-for-sale investment securities	$184,377	$184,298	$162,062	$162,196
During the three months ended March 31, 2024 and 2023, we had sales and maturities of investment securities, as follows (in thousands):

	Three Months Ended March 31, 2024
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
U.S. government and agency securities	—	—	—	36,670
Total	$—	$—	$—	$36,670

	Three Months Ended March 31, 2023
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$3	$—	$1,013	$6,860
U.S. government and agency securities	—	—	—	31,030
Total	$3		$1,013	$37,890
Fair Value Measurements
Recurring Fair Value Measurements
The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 by level within the fair value hierarchy (in thousands):

	March 31, 2024
	Level 1	Level 2	Total Fair Value
Cash equivalents:
Money market funds	$42,400	$—	$42,400
Available-for-sale investment securities:
U.S. government and agency securities	—	184,298	184,298
Total	$42,400	$184,298	$226,698

	December 31, 2023
	Level 1	Level 2	Total Fair Value
Cash equivalents:
Money market funds	$37,100	$—	$37,100
Available-for-sale investment securities:
U.S. government and agency securities	—	162,196	162,196
Total	$37,100	$162,196	$199,296
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
 4. Capitalized Software Development Costs, net
Capitalized software development costs were as follows (in thousands):

	March 31, 2024	December 31, 2023
Capitalized software development costs, gross	$125,890	$126,606
Less: Accumulated amortization	(106,916)	(105,044)
Capitalized software development costs, net	$18,974	$21,562
Capitalized software development costs were $1.2 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively. Amortization expense with respect to capitalized software development costs totaled $3.7 million and $5.9 million for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 and 2023, we disposed of $1.9 million and $2.2 million, respectively, of fully amortized capitalized software development costs.
Future amortization expense with respect to capitalized software development costs as of March 31, 2024 is estimated as follows (in thousands):

Years Ending December 31,
2024	$9,074
2025	6,434
2026	2,816
2027	650
Total amortization expense	$18,974

 5. Accrued Employee Expenses
Accrued employee expenses consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued vacation	$13,258	$12,399
Accrued bonuses	5,694	14,795
Accrued payroll, severance and related personnel cost	10,250	8,373
Total accrued employee expenses	$29,202	$35,567
In the three months ended March 31, 2023, we expensed $14.9 million of severance related to separation costs associated with our former Chief Executive Officer's Transition and Separation Agreement, dated March 1, 2023 ("Separation Agreement").
6. Other Current Liabilities
Other Current Liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Insurance reserves	$3,314	$4,174
Operating lease liabilities-current	3,796	3,626
Other	4,683	3,535
Total other current liabilities	$11,793	$11,335
For additional information, refer to Note 8, Commitments and Contingencies and Note 7, Leases.
7. Leases
Operating leases for our corporate offices have remaining lease terms ranging from four months to nine years, some of which include options to extend the leases for up to ten years. These options to extend have not been recognized as part of our operating lease right-of-use assets and lease liabilities as it is not reasonably certain that we will exercise these options. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. Certain leases contain provisions for property-related costs that are variable in nature for which we are responsible, including common area maintenance, which are expensed as incurred.
The components of lease expense recognized in the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$1,073	$1,145
Variable lease cost	365	573
Total lease cost	$1,438	$1,718

Lease-related assets and liabilities were as follows (in thousands):

	March 31, 2024	December 31, 2023
Assets
Operating lease right-of-use assets	$18,762	$19,285

Liabilities
Other current liabilities	$3,796	$3,626
Operating lease liabilities	40,469	41,114
Total lease liabilities	$44,265	$44,740
In January 2023, we entered into an amendment to the lease agreement for our San Diego facility. We remeasured the lease liability and recorded a reduction to the lease liability and right-of-use asset using the discount rate at the modification date, which resulted in a gain of $2.4 million in the Condensed Consolidated Statements of Operations.
Future minimum lease payments under non-cancellable leases as of March 31, 2024 were as follows (in thousands):

Years ending December 31,
2024	$4,323
2025	6,168
2026	6,345
2027	6,529
2028	6,717
Thereafter	24,373
Total future minimum lease payments	54,455
Less: imputed interest	(10,190)
Total	$44,265
 8. Commitments and Contingencies
Legal Liability to Landlord Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc., which was established in connection with reinsuring liability to landlord insurance policies offered to our customers by our third-party service provider. We assume a 100% quota share of the liability to landlord insurance policies placed with our customers by our third-party service provider. We accrue for reported claims, and include an estimate of losses incurred but not reported by our property manager customers, in cost of revenue because we bear the risk related to all such claims. Our estimated liability for reported claims and incurred but not reported claims as of March 31, 2024 and December 31, 2023 was $3.3 million and $4.2 million, respectively, and is included in Other current liabilities on our Condensed Consolidated Balance Sheets.
Included in Prepaid expenses and other current assets as of March 31, 2024 and December 31, 2023 are $3.0 million and $5.1 million, respectively, of deposits held with a third party related to requirements to maintain collateral for this insurance service.
Legal Proceedings
On February 10, 2023, a lawsuit was filed in the First Judicial District Court of New Mexico, Murphy, et al. v. AppFolio, Inc., et al. (No. D-101-CV-2022-02100), naming us as a defendant and alleging certain violations of the New Mexico Unfair Practices Act and negligent misrepresentation in connection with our tenant screening service (the “Murphy Litigation”). In late November 2023, the parties agreed to settle the Murphy Litigation. We did not admit any wrongdoing in connection with the settlement of the Murphy Litigation. The settlement agreement required us to pay $7.0 million, which was covered in full under our existing insurance policies. In April, 2024, the parties filed a stipulation of settlement with the court dismissing all claims against AppFolio with prejudice.

As the settlement was paid in March 2024, there is no remaining liability or receivable as of March 31, 2024.

In addition to the foregoing, from time to time, we are involved in various other investigative inquiries, legal proceedings and disputes arising from or related to matters incident to the ordinary course of our business activities, including actions with respect to intellectual property, employment, labor, regulatory and contractual matters. Although the ultimate outcome of such investigative inquiries, legal proceedings and other disputes cannot be predicted with certainty, we do not believe that any such pending investigative inquiries, legal proceedings and other disputes, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows.

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
 9. Stock-Based Compensation
Stock Options
A summary of activity in connection with our stock options for the three months ended March 31, 2024, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years
Options outstanding as of December 31, 2023	381	$51.49	3.4
Options exercised	(244)	15.86
Options cancelled/forfeited	(1)	3.28
Options outstanding as of March 31, 2024	136	$115.58	8.0
Our stock-based compensation expense for stock options were not material for the periods presented.
As of March 31, 2024, the total estimated remaining stock-based compensation expense for the aforementioned stock options was $6.3 million, which is expected to be recognized over a weighted average period of 3.8 years.

Restricted Stock Units
A summary of activity in connection with our restricted stock units ("RSUs") for the three months ended March 31, 2024, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2023	943	$121.61
Granted	270	211.40
Vested	(105)	118.27
Forfeited	(15)	127.79
Unvested as of March 31, 2024	1,093	$144.03
Unvested RSUs as of March 31, 2024 were composed of 1.0 million RSUs with only service conditions and 0.1 million performance share units ("PSUs") with both service conditions and performance conditions. RSUs granted with only service conditions generally vest over a four-year period, assuming continued employment through the applicable vesting date. The number of PSUs granted, as included in the above table, assumes achievement of the performance metric at 100% of the performance target. The unvested PSUs as of March 31, 2024, are subject to vesting based on the achievement of pre-established performance metrics for the year ending December 31, 2024 and will vest over a three year period, assuming continued employment through each vesting date. The actual number of shares to be issued at the end of the performance period will range from 0% to 150% of the target number of shares depending on achievement relative to the performance metric over the applicable period.
We recognized stock-based compensation expense for the RSUs and PSUs of $13.0 million and $13.8 million for the three months ended March 31, 2024 and 2023, respectively. Excluded from stock-based compensation expense is capitalized software development costs of $0.2 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the total estimated remaining stock-based compensation expense for the aforementioned RSUs and PSUs was $124.8 million, which is expected to be recognized over a weighted average period of 2.5 years.
 10. Income Taxes
We calculate our provision for income taxes on a quarterly basis by applying an estimated annual effective tax rate to income (loss) from operations and by calculating the tax effect of discrete items recognized during the quarter.
For the three months ended March 31, 2024, we recorded benefits from income taxes of $1.6 million, representing an effective tax rate of (4.3)%. The effective tax rate as compared to the U.S. federal statutory rate of 21% differs primarily due to excess tax benefits from stock-based compensation, partially offset by change in valuation allowance against deferred tax assets, state income taxes and non-deductible officers' compensation.
We assess our ability to realize our deferred tax assets on a quarterly basis and we establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. Due to a history of cumulative losses, including permanent adjustments, and assessing all available positive and negative evidence, we have determined that it is more likely than not that our federal and state deferred tax assets would not be realized. Accordingly, we have been maintaining full valuation allowance against our deferred tax assets. However, based on our current and projected future earnings, we believe that there is reasonable possibility that sufficient positive evidence of sustained profitability may be achieved during the current year to reach a conclusion that part or all of our deferred tax assets may become realizable, resulting in a possible release of valuation allowance. Such valuation allowance release may result in a material increase to our deferred tax assets and a corresponding decrease in income tax expense. The exact timing and amount of the valuation allowance release are subject to our projection of earnings and level of profitability that will be achieved.
There were no material changes to our unrecognized tax benefits during the three months ended March 31, 2024, and we do not expect to have any significant changes to unrecognized tax benefits through the remainder of the year.

 11. Revenue and Other Information
The following table presents our revenue categories for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Core solutions	$42,920	$37,169
Value Added Services	142,331	96,835
Other	2,179	2,096
Total revenue	$187,430	$136,100
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
Overview
We are a technology leader powering the future of the real estate industry. Our solutions are designed to enable our property manager customers to digitally transform their businesses, address critical business operations and deliver a better customer experience. Our products assist our customers with an interconnected and growing network of stakeholders in their business ecosystems, including property owners, real estate investment managers, rental prospects, residents, and service providers, and provide key functionality related to critical transactions across the real estate lifecycle, including screening potential tenants, sending and receiving payments and risk mitigation services. AppFolio’s intuitive interface, coupled with streamlined and automated workflows, make it easier for our customers to eliminate redundant and manual processes so they can deliver a great experience for their network of stakeholders while improving financial and operational performance.
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
Property management units under management. We believe that our ability to increase our number of property management units under management is an indicator of our market penetration, growth, and potential future business opportunities. We define property management units under management as active or committed units under management at the period end date. We had 8.3 million and 7.5 million property management units under management as of March 31, 2024 and 2023, respectively.

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
In addition, we charge our customers for assistance onboarding onto our core solutions and for certain other non-recurring services. We generally invoice for these other services in advance of the services being completed and recognize revenue in the period the service is rendered. We generate revenue from the legacy customers of previously acquired businesses by providing services outside of our property management core solution platform. Revenue derived from these services is recorded in Other revenue. As of March 31, 2024 and 2023, we had 19,941 and 18,834 property management customers, respectively.
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
General and Administrative. General and administrative expense consists of personnel-related costs for employees in our executive, finance, information technology, human resources, legal, compliance, corporate development and administrative organizations (including salaries, performance-based compensation, benefits, and stock-based compensation). In addition, general and administrative expense includes fees for third-party professional services (including audit, legal, compliance, and tax services), regulatory fees, other corporate expenses, impairment of long-lived assets, gains on lease modifications, and allocated shared and other costs.
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
(Benefit from) provision for income taxes. (Benefit from) provision for income taxes consists of federal and state income taxes in the United States.

Results of Operations

Revenue

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Core solutions	$42,920	$37,169	$5,751	15%
Value Added Services	142,331	96,835	45,496	47%
Other	2,179	2,096	83	4%
Total revenue	$187,430	$136,100	$51,330	38%

The increase in revenue for the three months ended March 31, 2024, compared to the same period in the prior year, was primarily attributable to an increase in the usage of our payments, tenant screening, and risk mitigation services. During the three month period ended March 31, 2024, we also experienced growth of 11% in the number of property management units under management compared to the same periods in the prior year, which drove growth in users of our subscription and usage-based services.
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

Cost of Revenue (Exclusive of Depreciation and Amortization)

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$64,646	$56,208	$8,438	15%
Percentage of revenue	34.5%	41.3%
Stock-based compensation, included above	$960	$768	$192	25%
Percentage of revenue	0.5%	0.6%

Cost of revenue (exclusive of depreciation and amortization) for the three months ended March 31, 2024 increased primarily due to increases in expenditures to third-party service providers related to the delivery of our Value Added Services of $8.6 million compared to the same period in the prior year. This increase was directly associated with increased adoption and utilization of our Value Added Services during the period.
We expect cost of revenue (exclusive of depreciation and amortization) for the year ending December 31, 2024, to decrease as a percentage of revenue compared to the year ended December 31, 2023, primarily due to increased revenue from eCheck fee and product mix, and we continue to leverage headcount efficiencies.

Sales and Marketing

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Sales and marketing	$24,455	$29,398	$(4,943)	(17)%
Percentage of revenue	13.0%	21.6%
Stock-based compensation, included above	$1,510	$2,417	$(907)	(38)%
Percentage of revenue	0.8%	1.8%
Sales and marketing expense decreased for the three months ended March 31, 2024 compared to the same period in the prior year, primarily due to a $3.5 million decrease in personnel-related costs, including stock-based and performance-based compensation, driven by the lower headcount resulting from our improved efficiency . In addition, advertising costs decreased by $0.6 million for the three months ended March 31, 2024 compared to the same period in the prior year due to timing of promotional activities.
We expect sales and marketing expense for the year ending December 31, 2024 to decrease as a percentage of revenue compared to the year ended December 31, 2023, as we continue to leverage headcount efficiencies.
Research and Product Development

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Research and product development	$37,895	$37,662	$233	1%
Percentage of revenue	20.2%	27.7%
Stock-based compensation, included above	$5,682	$5,439	$243	4%
Percentage of revenue	3.0%	4.0%
Research and product development expense for the three months ended March 31, 2024 was relatively flat compared to the same period in the prior year.
We expect research and product development expenses for the year ending December 31, 2024 to decrease as a percentage of revenue compared to the year ended December 31, 2023, as we continue to leverage headcount efficiencies.
General and Administrative

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
General and administrative	$21,132	$31,691	$(10,559)	(33)%
Percentage of revenue	11.3%	23.3%
Stock-based compensation, included above	$5,322	$5,279	$43	1%
Percentage of revenue	2.8%	3.9%
General and administrative expense for the three months ended March 31, 2024 decreased compared to the same period in the prior year primarily due to a $13.9 million decrease in personnel-related costs, including stock-based and performance-based compensation, which was partially offset by a $3.4 million increase in allocated shared and other costs, The decrease in personnel-related costs was primarily due to severance costs associated with our former Chief Executive Officer's separation in the first quarter of 2023. The increase in allocated shared and other costs was primarily due to a gain on lease modification of $2.4 million in the first quarter of 2023.
We expect general and administrative expenses for the year ending December 31, 2024 to decrease as a percentage of revenue compared to the year ended December 31, 2023, as we continue to leverage headcount efficiencies.

Depreciation and Amortization

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Depreciation and amortization	$5,212	$7,671	$(2,459)	(32)%
Percentage of revenue	2.8%	5.6%
Depreciation and amortization expense for the three months ended March 31, 2024 decreased, compared to the same period in the prior year, primarily due to decreased amortization expense associated with capitalized software development and intangible balances.
We expect depreciation and amortization expenses for the year ending December 31, 2024 to decrease as a percentage of revenue compared to the year ended December 31, 2023 due to a decrease in amortization of accumulated capitalized software development balances.
Interest Income, Net

	Three Months Ended March 31, 2024		Change
	2024	2023	Amount	%
	(dollars in thousands)
Interest income, net	$2,992	$1,361	$1,631	120%
Percentage of revenue	1.6%	1.0%

Interest income for the three months ended March 31, 2024 increased, compared to the same period in the prior year, primarily due to higher interest rates.
(Benefit from) Provision for Income Taxes

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Income (loss) before provision for income taxes	$37,082	$(25,149)	$62,231	(247.4)%
Provision for income taxes	$(1,581)	$9,961	$(11,542)	*
Effective tax rate	(4.3)%	(39.6)%
*Percentage not meaningful
Our effective tax rate for the three months ended March 31, 2024 differs from the U.S. federal statutory rate of 21% primarily due to excess tax benefits from stock-based compensation, partially offset by a change in valuation allowance against deferred tax assets, state income taxes and non-deductible officers' compensation. Our effective tax rate for the three months ended March 31, 2023 differs from the U.S. federal statutory rate of 21% primarily due to a change in valuation allowance against deferred tax assets, non-deductible officers' compensation and state income taxes, partially offset by tax benefits from research and development tax credits.
The increase in our effective tax rate for the three months ended March 31, 2024, as compared to the same period in the prior year, was primarily due to the significant increase in our pre-tax income, partially offset by the increase in excess tax benefits from stock-based compensation.
Liquidity and Capital Resources
Our principal sources of liquidity continue to be cash, cash equivalents, and investment securities totaling $243.5 million, as well as cash flows generated from our operations. We have financed our operations primarily through cash generated from operations. We believe that our existing cash and cash equivalents, investment securities, and cash generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$42,954	$1,573
Net cash (used in) provided by investing activities	(23,037)	36,288
Net cash used in financing activities	(10,212)	(4,705)
Net increase in cash, cash equivalents and restricted cash	$9,705	$33,156
Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our core solutions and Value Added Services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
The net increase in cash provided by operating activities for the three months ended March 31, 2024, compared to the same period in the prior year, was primarily due to an increase in cash collections from customers.
Investing Activities
Cash (used in) provided by investing activities is generally composed of purchases of investment securities, maturities of investment securities, purchases of property and equipment, and additions to capitalized software development.
The net increase in cash used in investing activities for the three months ended March 31, 2024, compared to the same period in the prior year, was primarily due to higher purchases of available-for-sale investment securities.
Financing Activities
Cash used in financing activities is generally composed of net share settlements for employee tax withholdings associated with the vesting of equity awards offset by proceeds from the exercise of stock options.
The net increase in cash used in financing activities for the three months ended March 31, 2024, compared to the same period in the prior year, was primarily due to an increase in net share settlements for employee tax withholdings associated with the vesting of equity awards.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Investment Securities
As of March 31, 2024, we had $184.3 million of investment securities consisting of United States government agency securities and treasury securities. The primary objective of investing in securities is to support our liquidity and capital needs. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
Our investment securities are exposed to market risk due to interest rate fluctuations. While fluctuations in interest rates do not impact our interest income from our investment securities as all of these securities have fixed interest rates, changes in interest rates may impact the fair value of the investment securities. Since our investment securities are held as available for sale, all changes in fair value impact our other comprehensive (loss) income unless an investment security is considered impaired in which case changes in fair value are reported in other expense. As of March 31, 2024, a hypothetical 100 basis point decrease in interest rates would have resulted in an increase in the fair value of our investment securities of approximately $0.7 million and a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investment securities of approximately $0.7 million. This estimate is based on a sensitivity model which measures an instant change in interest rates by 100 basis points at March 31, 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were designed at the reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings, refer to Note 8, Commitments and Contingencies of our Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
An investment in our Class A common stock involves risks. Before making an investment decision, you should carefully consider all of the information in this Quarterly Report, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Condensed Consolidated Financial Statements and related notes. In addition, you should carefully consider the risks and uncertainties described in the section entitled “Risk Factors” in our Annual Report, which was filed with the SEC on February 1, 2024. If any of the identified risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that case, the trading price of our Class A common stock may decline. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results and prospects. As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed under the section "Risk Factors" in Part I, Item IA of our 2023 Annual Report.

Item 5. Other Information
On March 15, 2024, Andreas von Blottnitz, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale of up to 28,500 shares of the Company's Class A common stock between June 14, 2024 and December 31, 2024. Mr. von Blottnitz's trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
On March 15, 2024, Janet Kerr, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale of up to 2,500 shares of the Company's Class A common stock between June 14, 2024 and December 31, 2024. Ms. Kerr's trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act of 1934.
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

AppFolio, Inc.

Date:	April 25, 2024	By:	/s/ Shane Trigg
Shane Trigg
Chief Executive Officer
(Principal Executive Officer)

Date:	April 25, 2024	By:	/s/ Fay Sien Goon
Fay Sien Goon
Chief Financial Officer
(Principal Financial and Accounting Officer)