Form 10-Q
period 2024-06-30
APPFOLIO INC
filed 2024-07-26
CIK 1433195

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024.
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

As of July 19, 2024, the number of shares of the registrant’s Class A common stock outstanding was 23,008,417 and the number of shares of the registrant’s Class B common stock outstanding was 13,264,148.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024 (this "Quarterly Report"), contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), which statements involve substantial risks and uncertainties. The forward-looking statements made in this Quarterly Report are intended to qualify for the protection of the safe harbor provided by the PSLRA and are based primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, cash flows and/or prospects. Forward-looking statements include all statements that are not statements of historical fact. Forward-looking statements can also be identified by words such as “may,” “will,” “should,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “future,” or “continue,” or the negative of these words or other similar terms or expressions. Examples of forward-looking statements include, among others, statements regarding changes in the competitive environment, responding to customer needs, research and product development plans, future products and services, growth in the size of our business and number of customers, strategic plans and objectives, business forecasts and plans, our future or assumed financial condition, results of operations and liquidity, trends affecting our business and industry, capital needs and financing plans, capital resource allocation plans, share repurchase plans, and commitments and contingencies, including with respect to the outcome of legal proceedings or regulatory matters. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those risks, uncertainties and other factors described in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report and "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (our "Annual Report"), as well as in the other reports we file with the Securities and Exchange Commission (the "SEC"). You should read this Quarterly Report, and the other documents we file with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements. As such, you should not rely upon forward-looking statements as predictions of future events. Any forward-looking statement made by us in this Quarterly Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

APPFOLIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$59,639	$49,509
Investment securities—current	221,693	162,196
Accounts receivable, net	25,691	20,709
Prepaid expenses and other current assets	41,774	39,943
Total current assets	348,797	272,357
Property and equipment, net	26,700	28,362
Operating lease right-of-use assets	18,232	19,285
Capitalized software development costs, net	17,345	21,562
Goodwill	56,060	56,060
Other long-term assets	12,183	11,263
Total assets	$479,317	$408,889
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,256	$1,141
Accrued employee expenses	31,962	35,567
Accrued expenses	16,423	21,723
Other current liabilities	13,708	11,335
Total current liabilities	63,349	69,766
Operating lease liabilities	39,447	41,114
Other liabilities	5,109	697
Total liabilities	107,905	111,577
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock	2	2
Class B common stock	2	2
Additional paid-in capital	243,040	236,985
Accumulated other comprehensive Income (loss)	(184)	99
Treasury stock	(25,756)	(25,756)
Retained earnings	154,308	85,980
Total stockholders’ equity	371,412	297,312
Total liabilities and stockholders’ equity	$479,317	$408,889
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$197,375	$147,075	$384,805	$283,175
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)(1)	69,601	57,854	134,247	114,062
Sales and marketing(1)	27,300	27,002	51,755	56,400
Research and product development(1)	39,522	37,263	77,417	74,925
General and administrative(1)	20,254	18,819	41,386	50,510
Depreciation and amortization	4,670	6,816	9,882	14,487
Total costs and operating expenses	161,347	147,754	314,687	310,384
Income (loss) from operations	36,028	(679)	70,118	(27,209)
Other income (loss), net	—	(54)	—	(34)
Interest income, net	3,476	1,478	6,468	2,839
Income (loss) before provision for income taxes	39,504	745	76,586	(24,404)
Provision for income taxes	9,839	19,646	8,258	29,607
Net income (loss)	$29,665	$(18,901)	$68,328	$(54,011)

Net income (loss) per common share:
Basic	$0.82	$(0.53)	$1.89	$(1.52)
Diluted	$0.81	$(0.53)	$1.86	$(1.52)
Weighted average common shares outstanding:
Basic	36,241	35,565	36,164	35,505
Diluted	36,742	35,565	36,720	35,505
(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock-based compensation expense included in costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$1,175	$988	$2,135	$1,756
Sales and marketing	1,703	444	3,213	2,861
Research and product development	6,472	4,348	12,154	9,787
General and administrative	5,444	4,992	10,766	10,271
Total stock-based compensation expense	$14,794	$10,772	$28,268	$24,675

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$29,665	$(18,901)	$68,328	$(54,011)
Other comprehensive income (loss):
Changes in unrealized (losses) gains on investment securities, net of tax	(69)	334	(283)	1,097
Comprehensive income (loss)	$29,596	$(18,567)	$68,045	$(52,914)
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Class A		Class B		Capital	Income (Loss)	Stock	Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	21,749	$2	14,116	$2	$236,985	$99	$(25,756)	$85,980	$297,312
Exercise of stock options	244	—	—	—	3,874	—	—	—	3,874
Stock-based compensation	—	—	—	—	13,646	—	—	—	13,646
Vesting of restricted stock units, net of shares withheld for taxes	89	—	—	—	(14,086)	—	—	—	(14,086)
Conversion of Class B common stock to Class A common stock	199	—	(199)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(214)	—	—	(214)
Net Income	—	—	—	—	—	—	—	38,663	38,663
Balance at March 31, 2024	22,281	$2	13,917	$2	$240,419	$(115)	$(25,756)	$124,643	$339,195
Exercise of stock options	3	—	—	—	25	—	—	—	25
Stock based compensation	—	—	—	—	15,032	—	—	—	15,032
Vesting of restricted stock units, net of shares withheld for taxes	71	—	—	—	(12,436)	—	—	—	(12,436)
Conversion of Class B common stock to Class A common stock	644	—	(644)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(69)	—	—	(69)
Net Income	—	—	—	—	—	—	—	29,665	29,665
Balance at June 30, 2024	22,999	$2	13,273	$2	$243,040	$(184)	$(25,756)	$154,308	$371,412
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Class A		Class B		Capital	Income (Loss)	Stock	Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	20,569	$2	14,746	$2	$209,704	$(1,684)	$(25,756)	$83,278	$265,546
Exercise of stock options	64	—	—	—	834	—	—	—	834
Stock-based compensation	—	—	—	—	14,075	—	—	—	14,075
Vesting of restricted stock units, net of shares withheld for taxes	79	—	—	—	(5,539)	—	—	—	(5,539)
Conversion of Class B common stock to Class A common stock	27	—	(27)	—	—	—	—	—	—
Issuance of restricted stock awards	2	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	763	—	—	763
Net loss	—	—	—	—	—	—	—	(35,110)	(35,110)
Balance at March 31, 2023	20,741	$2	14,719	$2	$219,074	$(921)	$(25,756)	$48,168	$240,569
Exercise of stock options	95	—	—	—	668	—	—	—	668
Stock-based compensation	—	—	—	—	11,000	—	—	—	11,000
Vesting of restricted stock units, net of shares withheld for taxes	82	—	—	—	(7,717)	—	—	—	(7,717)
Issuance of restricted stock awards	4	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	334	—	—	334
Net loss	—	—	—	—	—	—	—	(18,901)	(18,901)
Balance at June 30, 2023	20,922	$2	14,719	$2	$223,025	$(587)	$(25,756)	$29,267	$225,953
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash from operating activities
Net Income (loss)	$68,328	$(54,011)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,892	13,135
Amortization of operating lease right-of-use assets	1,053	1,109
Gain on lease modification	—	(4,281)
Stock-based compensation, including as amortized	29,258	26,027
Other	(4,005)	(708)
Changes in operating assets and liabilities:
Accounts receivable	(4,982)	(3,530)
Prepaid expenses and other current assets	5,157	(2,066)
Accounts payable	437	(989)
Operating lease liabilities	(1,418)	(4,638)
Accrued expenses and other liabilities	(8,897)	22,295
Net cash provided by (used in) operating activities	93,823	(7,657)
Cash from investing activities
Purchases of available-for-sale investments	(151,539)	(73,597)
Proceeds from sales of available-for-sale investments	—	1,013
Proceeds from maturities of available-for-sale investments	94,455	49,617
Purchases of property and equipment	(1,458)	(2,171)
Capitalization of software development costs	(2,529)	(2,151)
Proceeds from sale of business, net of cash divested	—	629
Net cash used in investing activities	(61,071)	(26,660)
Cash from financing activities
Proceeds from stock option exercises	3,898	1,502
Tax withholding for net share settlement	(26,520)	(13,256)
Net cash used in financing activities	(22,622)	(11,754)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,130	(46,071)
Cash, cash equivalents and restricted cash
Beginning of period	49,759	71,019
End of period	$59,889	$24,948
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$59,639	$24,698
Restricted cash included in prepaid expenses and other current assets	250	250
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$59,889	$24,948
Supplemental disclosure of cash flow information
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	2,966	5,805
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
 2. Summary of Significant Accounting Policies
Basis of Presentation and Significant Accounting Policies
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report, which was filed with the SEC on February 1, 2024. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim Condensed Consolidated Financial Statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of our Condensed Consolidated Financial Statements. The operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024.

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

Net Income (Loss) per Common Share
Net income (loss) per common share was the same for shares of our Class A and Class B common stock because they are entitled to the same liquidation and dividend rights and are therefore combined in the table below. The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic net income (loss) per share:
Numerator
Net income (loss)	$29,665	$(18,901)	$68,328	$(54,011)
Less: undistributed earnings to participating securities	3	—	8	—
Net income (loss) attributable to common stockholders	$29,662	$(18,901)	$68,320	$(54,011)
Denominator			—	—
Weighted average common shares outstanding	36,244	35,573	36,168	35,512
Less: Weighted average unvested restricted shares subject to repurchase	3	8	4	7
Weighted average common shares outstanding; basic	36,241	35,565	36,164	35,505
Net income (loss) per common share; basic	$0.82	$(0.53)	$1.89	$(1.52)
Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$29,662	$(18,901)	$68,320	$(54,011)
Denominator
Weighted average common shares outstanding; basic	36,241	35,565	36,164	35,505
Add: Weighted average dilutive options outstanding	41	—	75	—
Add: Weighted average dilutive RSUs outstanding	460	—	481	—
Weighted average common shares outstanding; diluted	36,742	35,565	36,720	35,505
Net income (loss) per common share; diluted	$0.81	$(0.53)	$1.86	$(1.52)
Potentially dilutive securities that are not included in the calculation of diluted net income (loss) per share because doing so would be antidilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unvested Restricted Stock Awards	—	6	—	6
Options	—	477	—	477
Restricted Stock Units	2	1,335	163	1,335
Total potentially dilutive securities	2	1,818	163	1,818

 3. Investment Securities and Fair Value Measurements
Investment Securities
Investment securities classified as available-for-sale consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	221,841	1	(149)	221,693
Total available-for-sale investment securities	$221,841	$1	$(149)	$221,693

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	162,062	193	(59)	162,196
Total available-for-sale investment securities	$162,062	$193	$(59)	$162,196
As of June 30, 2024, the decline in fair value below amortized cost basis was not considered other than temporary as it is more likely than not we will hold the securities until maturity or recovery of the cost basis. No allowance for credit losses for available-for-sale investment securities was recorded as of June 30, 2024 or December 31, 2023.
The fair values of available-for-sale investment securities, by remaining contractual maturity, are as follows (in thousands):

	June 30, 2024		December 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$221,841	$221,693	$162,062	$162,196
Total available-for-sale investment securities	$221,841	$221,693	$162,062	$162,196
During the six months ended June 30, 2024 and 2023, we had sales and maturities of investment securities, as follows (in thousands):

	Six Months Ended June 30, 2024
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
U.S. government and agency securities	—	—	—	94,455
Total	$—	$—	$—	$94,455

	Six Months Ended June 30, 2023
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$3	$—	$1,013	$11,012
U.S. government and agency securities	—	—	—	38,605
Total	$3		$1,013	$49,617
The tables above do not include our non-marketable debt securities of $1.3 million, which is recorded in Other long term assets in Condensed Consolidated Balance Sheet as of June 30, 2024.
Fair Value Measurements
Recurring Fair Value Measurements

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 by level within the fair value hierarchy (in thousands):

	June 30, 2024
	Level 1	Level 2	Total Fair Value
Cash equivalents:
Money market funds	$42,185	$—	$42,185
Available-for-sale investment securities:
U.S. government and agency securities	—	221,693	221,693
Total	$42,185	$221,693	$263,878

	December 31, 2023
	Level 1	Level 2	Total Fair Value
Cash equivalents:
Money market funds	$37,100	$—	$37,100
Available-for-sale investment securities:
U.S. government and agency securities	—	162,196	162,196
Total	$37,100	$162,196	$199,296
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
 4. Capitalized Software Development Costs, net
Capitalized software development costs were as follows (in thousands):

	June 30, 2024	December 31, 2023
Capitalized software development costs, gross	$125,370	$126,606
Less: Accumulated amortization	(108,025)	(105,044)
Capitalized software development costs, net	$17,345	$21,562
Capitalized software development costs were $1.6 million and $1.3 million for the three months ended June 30, 2024 and 2023, respectively, and $2.7 million and $2.3 million for the six months ended June 30, 2024 and 2023, respectively. Amortization expense with respect to capitalized software development costs totaled $3.2 million and $4.9 million for the three months ended June 30, 2024 and 2023, respectively, and $7.0 million and $10.8 million for the six months ended June 30, 2024 and 2023, respectively. We disposed fully amortized capitalized software development costs of $2.1 million and $1.3 million, during the three months ended June 30, 2024 and 2023, respectively, and $4.0 million and $3.5 million, during six months ended June 30, 2024 and 2023, respectively.
Future amortization expense with respect to capitalized software development costs as of June 30, 2024 is estimated as follows (in thousands):

Years Ending December 31,
2024	$5,583
2025	6,963
2026	3,345
2027	1,454
Total amortization expense	$17,345

 5. Accrued Employee Expenses
Accrued employee expenses consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued vacation	$13,726	$12,399
Accrued bonuses	11,764	14,795
Accrued payroll, severance and related personnel cost	6,472	8,373
Total accrued employee expenses	$31,962	$35,567
6. Other Current Liabilities
Other Current Liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Insurance reserves	$4,389	$4,174
Operating lease liabilities-current	3,875	3,626
Other	5,444	3,535
Total other current liabilities	$13,708	$11,335
For additional information, refer to Note 8, Commitments and Contingencies and Note 7, Leases.
7. Leases
Operating leases for our corporate offices have remaining lease terms ranging from one month to nine years, some of which include options to extend the leases for up to ten years. These options to extend have not been recognized as part of our operating lease right-of-use assets and lease liabilities as it is not reasonably certain that we will exercise these options. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. Certain leases contain provisions for property-related costs that are variable in nature for which we are responsible, including common area maintenance, which are expensed as incurred.
The components of lease expense recognized in the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$1,070	$1,131	$2,143	$2,276
Variable lease cost	289	448	654	1,021
Total lease cost	$1,359	$1,579	$2,797	$3,297

Lease-related assets and liabilities were as follows (in thousands):

	June 30, 2024	December 31, 2023
Assets
Operating lease right-of-use assets	$18,232	$19,285

Liabilities
Other current liabilities	$3,875	$3,626
Operating lease liabilities	39,447	41,114
Total lease liabilities	$43,323	$44,740
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
Future minimum lease payments under non-cancellable leases as of June 30, 2024 were as follows (in thousands):

Years ending December 31,
2024	$2,840
2025	6,168
2026	6,346
2027	6,529
2028	6,717
Thereafter	24,373
Total future minimum lease payments	52,973
Less: imputed interest	(9,650)
Total	$43,323
 8. Commitments and Contingencies
Legal Liability to Landlord Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc., which was established in connection with reinsuring liability to landlord insurance policies offered to our customers by our third-party service provider. We assume a 100% quota share of the liability to landlord insurance policies placed with our customers by our third-party service provider. We accrue for reported claims, and include an estimate of losses incurred but not reported by our property manager customers, in cost of revenue because we bear the risk related to all such claims. Our estimated liability for reported claims and incurred but not reported claims as of June 30, 2024 and December 31, 2023 was $4.4 million and $4.2 million, respectively, and is included in Other current liabilities on our Condensed Consolidated Balance Sheets.
Included in Prepaid expenses and other current assets as of June 30, 2024 and December 31, 2023 are $3.6 million and $5.1 million, respectively, of deposits held with a third party related to requirements to maintain collateral for this insurance service.
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
 9. Stock-Based Compensation
Stock Options
A summary of activity in connection with our stock options for the six months ended June 30, 2024, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years
Options outstanding as of December 31, 2023	381	$51.49	3.4
Options exercised	(247)	15.77
Options cancelled/forfeited	(1)	3.28
Options outstanding as of June 30, 2024	133	$118.00	7.9
Our stock-based compensation expense for stock options were not material for the periods presented.
As of June 30, 2024, the total estimated remaining stock-based compensation expense for the aforementioned stock options was $5.8 million, which is expected to be recognized over a weighted average period of 3.5 years.
Restricted Stock Units
A summary of activity in connection with our restricted stock units ("RSUs") for the six months ended June 30, 2024, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2023	943	$121.61
Granted	283	212.29
Vested	(227)	124.91
Forfeited	(28)	132.12
Unvested as of June 30, 2024	971	$146.99
Unvested RSUs as of June 30, 2024 were composed of 0.8 million RSUs with only service conditions and 0.1 million performance share units ("PSUs") with both service conditions and performance conditions. RSUs granted with only service conditions generally vest over a four-year period, assuming continued employment through the applicable vesting date. The number of PSUs granted, as included in the above table, assumes achievement of the performance metric at 100% of the performance target. The unvested PSUs as of June 30, 2024, are subject to vesting based on the achievement of pre-established performance metrics for the year ending December 31, 2024 and will vest over a three year period, assuming continued employment through each vesting date. The actual number of shares to be issued at the end of the performance period will range from 0% to 170% of the target number of shares depending on achievement relative to the performance metric over the applicable period.
We recognized stock-based compensation expense for the RSUs and PSUs of $14.5 million and $10.4 million for the three months ended June 30, 2024 and 2023, respectively, and $27.5 million and $24.1 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the total estimated remaining stock-based compensation expense for the aforementioned RSUs and PSUs was $113.8 million, which is expected to be recognized over a weighted average period of 2.3 years.
 10. Income Taxes
We calculate our provision for income taxes on a quarterly basis by applying an estimated annual effective tax rate to income (loss) from operations and by calculating the tax effect of discrete items recognized during the quarter.
For the three and six months ended June 30, 2024, we recorded income tax expense of $9.8 million and $8.3 million, representing an effective tax rate of 24.9% and 10.8%, respectively. For the three months ended June 30, 2024, our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to change in valuation allowance against deferred tax assets, state income taxes and non-deductible officers' compensation partially offset by excess tax benefits from stock-based compensation. For six months ended June 30, 2024, our effective tax rates differ from the U.S. federal statutory rate of 21% primarily due to excess tax benefits from stock-based compensation.
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
There were no material changes to our unrecognized tax benefits during the three and six months ended June 30, 2024, and we do not expect to have any significant changes to unrecognized tax benefits through the remainder of the year.
 11. Revenue and Other Information
The following table presents our revenue categories for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Core solutions	$44,024	$38,515	$86,944	$75,684
Value Added Services	151,620	106,085	293,951	202,920
Other	1,731	2,475	3,910	4,571
Total revenue	$197,375	$147,075	$384,805	$283,175
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
Property management units under management. We believe that our ability to increase our number of property management units under management is an indicator of our market penetration, growth, and potential future business opportunities. We define property management units under management as active or committed units under management at the period end date. We had 8.4 million and 7.7 million property management units under management as of June 30, 2024 and 2023, respectively.

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
In addition, we charge our customers for assistance onboarding onto our core solutions and for certain other non-recurring services. We generally invoice for these other services in advance of the services being completed and recognize revenue in the period the service is rendered. We generate revenue from the legacy customers of previously acquired businesses by providing services outside of our property management core solution platform. Revenue derived from these services is recorded in Other revenue. As of June 30, 2024 and 2023, we had 20,167 and 19,145 property management customers, respectively.
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
General and Administrative. General and administrative expense consists of personnel-related costs for employees in our executive, finance, information technology, human resources, legal, compliance, and administrative organizations (including salaries, performance-based compensation, benefits, and stock-based compensation). In addition, general and administrative expense includes fees for third-party professional services (including audit, legal, compliance, and tax services), regulatory fees, other corporate expenses, impairment of long-lived assets, gains on lease modifications, and allocated shared and other costs.
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
Provision for income taxes. Provision for income taxes consists of federal and state income taxes in the United States.
Results of Operations

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Core solutions	$44,024	$38,515	$5,509	14%	$86,944	$75,684	$11,260	15%
Value Added Services	151,620	106,085	45,535	43%	293,951	202,920	91,031	45%
Other	1,731	2,475	(744)	(30)%	3,910	4,571	(661)	(14)%
Total revenue	$197,375	$147,075	$50,300	34%	$384,805	$283,175	$101,630	36%

The increase in revenue for the three and six months ended June 30, 2024, compared to the same period in the prior year, was primarily attributable to an increase in the usage of our payments, tenant screening, and risk mitigation services. During the three and six month periods ended June 30, 2024, we also experienced growth of 9% in the number of property management units under management compared to the same periods in the prior year, which drove growth in users of our subscription and usage-based services.
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

Cost of Revenue (Exclusive of Depreciation and Amortization)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$69,601	$57,854	$11,747	20%	$134,247	$114,062	$20,185	18%
Percentage of revenue	35.3%	39.3%			34.9%	40.3%
Stock-based compensation, included above	$1,175	$988	$187	19%	$2,135	$1,756	$379	22%
Percentage of revenue	0.6%	0.7%			0.6%	0.6%

Cost of revenue (exclusive of depreciation and amortization) for the three and six months ended June 30, 2024 increased primarily due to increases in expenditures to third-party service providers related to the delivery of our Value Added Services of $11.6 million and $20.1 million, respectively, compared to the same period in the prior year. This increase was associated with increased adoption and utilization of our Value Added Services during the period and partially offset by the lower headcount resulting from improved efficiency.
We expect cost of revenue (exclusive of depreciation and amortization) for the year ending December 31, 2024, to decrease as a percentage of revenue compared to the year ended December 31, 2023, primarily due to increased revenue from eCheck transaction fees, product mix, and continued leverage from headcount efficiencies.
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Sales and marketing	$27,300	$27,002	$298	1%	$51,755	$56,400	$(4,645)	(8)%
Percentage of revenue	13.8%	18.4%			13.4%	19.9%
Stock-based compensation, included above	$1,703	$444	$1,259	284%	$3,213	$2,861	$352	12%
Percentage of revenue	0.9%	0.3%			0.8%	1.0%
Sales and marketing expense for the three months ended June 30, 2024 stayed flat compared to the same period in the prior year. Sales and marketing expense for the six months ended June 30, 2024 decreased primarily due to $3.5 million decrease in personnel-related costs, including stock-based and performance-based compensation, driven by the lower headcount resulting from our improved efficiency.
The increase in stock-based compensation for the three months ended June 30, 2024 was primarily due to the reversal of expense for unvested equity awards as a result of changes in our leadership team in the second quarter of 2023.
We expect sales and marketing expense for the year ending December 31, 2024 to decrease as a percentage of revenue compared to the year ended December 31, 2023, as we continue to leverage headcount efficiencies.
Research and Product Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Research and product development	$39,522	$37,263	$2,259	6%	$77,417	$74,925	$2,492	3%
Percentage of revenue	20.0%	25.3%			20.1%	26.5%
Stock-based compensation, included above	$6,472	$4,348	$2,124	49%	$12,154	$9,787	$2,367	24%
Percentage of revenue	3.3%	3.0%			3.2%	3.5%

Research and product development expense for the three and six months ended June 30, 2024 increased compared to the same period in the prior year, primarily due to an increase in allocated shared and other costs, of $1.6 million and $2.6 million, respectively, driven by expenses supporting our growth.
We expect research and product development expenses for the year ending December 31, 2024 to decrease as a percentage of revenue compared to the year ended December 31, 2023, as we continue to leverage headcount efficiencies.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
General and administrative	$20,254	$18,819	$1,435	8%	$41,386	$50,510	$(9,124)	(18)%
Percentage of revenue	10.3%	12.8%			10.8%	17.8%
Stock-based compensation, included above	$5,444	$4,992	$452	9%	$10,766	$10,271	$495	5%
Percentage of revenue	2.8%	3.4%			2.8%	3.6%
General and administrative expense for the three months ended June 30, 2024 increased compared to the same period in the prior year primarily due to a gain on lease modification of $1.9 million recognized in the three months ended June 30, 2023, that did not recur in 2024.
General and administrative expense for the six months ended June 30, 2024 decreased compared to the same period in the prior year primarily due to a $15.3 million decrease in personnel-related costs, including stock-based and performance-based compensation. The decrease in personnel-related costs was primarily due to severance costs associated with our former Chief Executive Officer's separation in the first quarter of 2023. The decrease was partially offset by $4.3 million gain on lease modifications recognized in the six months ended June 30, 2023, and an increase in allocated shared and other costs of $1.9 million, driven by expenses to support our growth.
We expect general and administrative expenses for the year ending December 31, 2024 to decrease as a percentage of revenue compared to the year ended December 31, 2023, as we continue to leverage headcount efficiencies.
Depreciation and Amortization

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Depreciation and amortization	$4,670	$6,816	$(2,146)	(31)%	$9,882	$14,487	$(4,605)	(32)%
Percentage of revenue	2.4%	4.6%			2.6%	5.1%
Depreciation and amortization expense for the three and six months ended June 30, 2024 decreased, compared to the same period in the prior year, primarily due to decreased amortization expense associated with capitalized software development and intangible balances.
We expect depreciation and amortization expenses for the year ending December 31, 2024 to decrease as a percentage of revenue compared to the year ended December 31, 2023 due to a decrease in amortization of accumulated capitalized software development balances.
Interest Income, Net

	Three Months Ended June 30, 2024		Change		Six Months Ended June 30, 2024		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Interest income, net	$3,476	$1,478	$1,998	135%	$6,468	$2,839	$3,629	128%
Percentage of revenue	1.8%	1.0%			1.7%	1.0%

Interest income for the three and six months ended June 30, 2024 increased, compared to the same period in the prior year, primarily due to higher interest rates and purchases of available-for-sale investment securities.

Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Income (loss) before provision for income taxes	$39,504	$745	$38,759	5,203%	$76,586	$(24,404)	$100,990	(414)%
Provision for income taxes	$9,839	$19,646	$(9,807)	*	$8,258	$29,607	$(21,349)	*
Effective tax rate	24.9%	2,637.0%			10.8%	(121.3)%
*Percentage not meaningful
For the three months ended June 30, 2024, our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to a change in valuation allowance against deferred tax assets, state income taxes and non-deductible officers' compensation partially offset by excess tax benefits from stock-based compensation. For the six months ended June 30, 2024, our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to excess tax benefits from stock-based compensation. Our effective tax rate for the three and six months ended June 30, 2023 differs from the U.S. federal statutory rate of 21% primarily due to a change in valuation allowance against deferred tax assets, non-deductible officers' compensation and state income taxes, partially offset by tax benefits from research and development tax credits.
Our effective tax rate for the three and six months ended June 30, 2024, as compared to the same period in 2023, is significantly different as a result of the increase in our pre-tax income in the current year.
Liquidity and Capital Resources
Our principal sources of liquidity continue to be cash, cash equivalents, and investment securities totaling $281.3 million, as well as cash flows generated from our operations. We have financed our operations primarily through cash generated from operations. We believe that our existing cash and cash equivalents, investment securities, and cash generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$93,823	$(7,657)
Net cash used in investing activities	(61,071)	(26,660)
Net cash used in financing activities	(22,622)	(11,754)
Net increase (decrease) in cash, cash equivalents and restricted cash	$10,130	$(46,071)
Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our core solutions and Value Added Services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
The net increase in cash provided by operating activities for the six months ended June 30, 2024, compared to the same period in the prior year, was primarily due to an increase in cash collections from customers.

Investing Activities
Cash (used in) provided by investing activities is generally composed of purchases of investment securities, maturities of investment securities, purchases of property and equipment, and additions to capitalized software development.
The net increase in cash used in investing activities for the six months ended June 30, 2024, compared to the same period in the prior year, was primarily due to higher purchases of available-for-sale investment securities.
Financing Activities
Cash used in financing activities is generally composed of net share settlements for employee tax withholdings associated with the vesting of equity awards offset by proceeds from the exercise of stock options.
The net increase in cash used in financing activities for the six months ended June 30, 2024, compared to the same period in the prior year, was primarily due to an increase in net share settlements for employee tax withholdings associated with the vesting of equity awards.
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
Investment Securities
As of June 30, 2024, we had $221.7 million of investment securities consisting of United States government agency securities and treasury securities. The primary objective of investing in securities is to support our liquidity and capital needs. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
Our investment securities are exposed to market risk due to interest rate fluctuations. While fluctuations in interest rates do not impact our interest income from our investment securities as all of these securities have fixed interest rates, changes in interest rates may impact the fair value of the investment securities. Since our investment securities are held as available for sale, all changes in fair value impact our other comprehensive (loss) income unless an investment security is considered impaired in which case changes in fair value are reported in other expense. As of June 30, 2024, a hypothetical 100 basis point decrease in interest rates would have resulted in an increase in the fair value of our investment securities of approximately $0.9 million and a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investment securities of approximately $0.9 million. This estimate is based on a sensitivity model which measures an instant change in interest rates by 100 basis points at June 30, 2024.

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

Item 5. Other Information

(a)     At our annual meeting of stockholders held on June 14, 2024 (the “2024 Annual Meeting”), our stockholders approved each of (1) the AppFolio, Inc. 2025 Omnibus Incentive Plan (the “2025 Omnibus Incentive Plan”) and (2) the AppFolio, Inc. 2025 Employee Stock Purchase Plan (the “2025 ESPP,” and together with the 2025 Omnibus Incentive Plan, the “Plans”). Our Board of Directors had previously adopted each of the Plans on January 24, 2024, subject to approval of our stockholders at the 2024 Annual Meeting. Each of the Plans became effective on the date of the 2024 Annual Meeting.

2025 Omnibus Incentive Plan

The 2025 Omnibus Incentive Plan generally provides for the grant of equity- and cash-based awards to eligible employees, directors and consultants and advisors of the Company and its affiliates in the form of: (1) stock options to purchase shares of our Class A Common Stock (in the form of either incentive stock options or non-qualified stock options), (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units, (5) performance awards, (6) other stock-based awards, and (7) cash awards. A description of the material terms of the 2025 Omnibus Incentive Plan was included in the Company’s Proxy Statement for the 2024 Annual Meeting (the “2024 Proxy Statement”) under the caption “Proposal Four: Approval of the AppFolio, Inc. 2025 Omnibus Incentive Plan.” The descriptions of the 2025 Omnibus Incentive Plan contained herein and in the 2024 Proxy Statement are qualified in their entirety by reference to the full text of the 2025 Omnibus Incentive Plan, a copy of which is attached hereto as Exhibit 10.1.

2025 ESPP

The 2025 ESPP generally provides a means for eligible employees of the Company and any parent or subsidiary of the Company formed after the effective date of the 2025 ESPP to authorize payroll deductions on a voluntary basis to be used for the periodic purchase of shares of our Class A Common Stock at a purchase price equal to eighty-five percent (85%) of the fair market value of a share of Class A Common Stock on the applicable purchase date (i.e., the last trading day of the applicable offering period). A description of the material terms of the 2025 ESPP was included in the 2024 Proxy Statement under the caption “Proposal Five: Approval of the AppFolio, Inc. 2025 Employee Stock Purchase Plan.” The descriptions of the 2025 ESPP contained herein and in the 2024 Proxy Statement are qualified in their entirety by reference to the full text of the 2025 ESPP, a copy of which is attached hereto as Exhibit 10.2.

(c)    On November 15, 2023, Olivia Nottebohm, a member of our Board of Directors, entered into a prearranged stock selling plan for the sale of up to 1,449 shares of the Company's Class A common stock between March 1, 2024 and December 27, 2024. Ms. Nottebohm's trading plan was entered into during an open insider trading window and was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. On June 27, 2024, Ms. Nottebohm's trading plan automatically terminated and expired pursuant to its terms in connection with the completed sale of all shares subject to the trading plan.

On March 13, 2024, Janet Kerr, a member of our Board of Directors, entered into a prearranged stock selling plan for the sale of up to 2,500 shares of the Company's Class A common stock between June 14, 2024 and December 31, 2024. Ms. Kerr's trading plan was entered into during an open insider trading window and was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. On June 14, 2024, Ms. Kerr's trading plan automatically terminated and expired pursuant to its terms in connection with the completed sale of all shares subject to the trading plan.

On May 10, 2024, Shane Trigg, our Chief Executive Officer and a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale of up to 19,414 shares of the Company's Class A common stock between August 15, 2024 and August 15, 2025. Mr. Trigg's trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
On May 16, 2024, Matt Mazza, our Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale, between August 15, 2024 and August 31, 2025, of up to (i) 8,413 shares of the Company's Class A common stock, plus (ii) the net number of shares of the Company's Class A common stock received by Mr. Mazza in connection with the of vesting, between August 10, 2024 and August 10, 2025, of RSUs and PSUs held by Mr. Mazza. Mr. Mazza's trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act of 1934.
Item 6. Exhibits

Exhibit Number	Description of Document
10.1	AppFolio, Inc. 2025 Omnibus Incentive Plan
10.2	AppFolio, Inc. 2025 Employee Stock Purchase Plan
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended
32.1*	Certifications of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AppFolio, Inc.

Date:	July 26, 2024	By:	/s/ Shane Trigg
Shane Trigg
Chief Executive Officer
(Principal Executive Officer)

Date:	July 26, 2024	By:	/s/ Fay Sien Goon
Fay Sien Goon
Chief Financial Officer
(Principal Financial and Accounting Officer)