Form 10-Q
period 2024-09-30
APPFOLIO INC
filed 2024-10-25
CIK 1433195

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024.
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

As of October 17, 2024, the number of shares of the registrant’s Class A common stock outstanding was 23,079,878 and the number of shares of the registrant’s Class B common stock outstanding was 13,253,438.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024 (this "Quarterly Report"), contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), which statements involve substantial risks and uncertainties. The forward-looking statements made in this Quarterly Report are intended to qualify for the protection of the safe harbor provided by the PSLRA and are based primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, cash flows and/or prospects. Forward-looking statements include all statements that are not statements of historical fact. Forward-looking statements can also be identified by words such as “may,” “will,” “should,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “future,” or “continue,” or the negative of these words or other similar terms or expressions. Examples of forward-looking statements include, among others, statements regarding changes in the competitive environment, responding to customer needs, research and product development plans, future products and services, growth in the size of our business and number of customers, strategic plans and objectives, business forecasts and plans, our future or assumed financial condition, results of operations and liquidity, trends affecting our business and industry, capital needs and financing plans, capital resource allocation plans, share repurchase plans, and commitments and contingencies, including with respect to the outcome of legal proceedings or regulatory matters. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those risks, uncertainties and other factors described in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report and "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (our "Annual Report"), as well as in the other reports we file with the Securities and Exchange Commission (the "SEC"). You should read this Quarterly Report, and the other documents we file with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements. As such, you should not rely upon forward-looking statements as predictions of future events. Any forward-looking statement made by us in this Quarterly Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

APPFOLIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$62,417	$49,509
Investment securities—current	268,951	162,196
Accounts receivable, net	25,581	20,709
Prepaid expenses and other current assets	38,194	39,943
Total current assets	395,143	272,357
Property and equipment, net	25,478	28,362
Operating lease right-of-use assets	17,744	19,285
Capitalized software development costs, net	16,330	21,562
Goodwill	56,060	56,060
Other long-term assets	12,542	11,263
Total assets	$523,297	$408,889
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$509	$1,141
Accrued employee expenses	33,625	35,567
Accrued expenses	14,899	21,723
Other current liabilities	14,664	11,335
Total current liabilities	63,697	69,766
Operating lease liabilities	38,402	41,114
Other liabilities	8,371	697
Total liabilities	110,470	111,577
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock	2	2
Class B common stock	2	2
Additional paid-in capital	250,790	236,985
Accumulated other comprehensive Income (loss)	475	99
Treasury stock	(25,756)	(25,756)
Retained earnings	187,314	85,980
Total stockholders’ equity	412,827	297,312
Total liabilities and stockholders’ equity	$523,297	$408,889
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$205,733	$165,440	$590,538	$448,615
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)(1)	71,631	62,739	205,878	176,801
Sales and marketing(1)	25,406	29,701	77,161	86,101
Research and product development(1)	40,662	41,592	118,079	116,517
General and administrative(1)	21,139	23,907	62,525	74,417
Depreciation and amortization	4,327	7,568	14,209	22,055
Total costs and operating expenses	163,165	165,507	477,852	475,891
Income (loss) from operations	42,568	(67)	112,686	(27,276)
Other income (loss), net	—	(249)	—	(283)
Interest income, net	4,014	1,788	10,482	4,627
Income (loss) before provision for income taxes	46,582	1,472	123,168	(22,932)
Provision for (benefit from) income taxes	13,576	(24,973)	21,834	4,634
Net income (loss)	$33,006	$26,445	$101,334	$(27,566)

Net income (loss) per common share:
Basic	$0.91	$0.74	$2.80	$(0.78)
Diluted	$0.90	$0.72	$2.76	$(0.78)
Weighted average common shares outstanding:
Basic	36,306	35,691	36,211	35,567
Diluted	36,756	36,482	36,752	35,567
(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock-based compensation expense included in costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$1,126	$1,149	$3,261	$2,905
Sales and marketing	2,071	2,041	5,284	4,902
Research and product development	7,471	6,064	19,625	15,851
General and administrative	5,367	6,003	16,133	16,274
Total stock-based compensation expense	$16,035	$15,257	$44,303	$39,932

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$33,006	$26,445	$101,334	$(27,566)
Other comprehensive income:
Changes in unrealized gains on investment securities, net of tax	659	578	376	1,675
Comprehensive income (loss)	$33,665	$27,023	$101,710	$(25,891)
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Class A		Class B		Capital	Income (Loss)	Stock	Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	21,749	$2	14,116	$2	$236,985	$99	$(25,756)	$85,980	$297,312
Exercise of stock options	244	—	—	—	3,874	—	—	—	3,874
Stock-based compensation	—	—	—	—	13,646	—	—	—	13,646
Vesting of restricted stock units, net of shares withheld for taxes	89	—	—	—	(14,086)	—	—	—	(14,086)
Conversion of Class B common stock to Class A common stock	199	—	(199)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(214)	—	—	(214)
Net Income	—	—	—	—	—	—	—	38,663	38,663
Balance at March 31, 2024	22,281	$2	13,917	$2	$240,419	$(115)	$(25,756)	$124,643	$339,195
Exercise of stock options	3	—	—	—	25	—	—	—	25
Stock based compensation	—	—	—	—	15,032	—	—	—	15,032
Vesting of restricted stock units, net of shares withheld for taxes	71	—	—	—	(12,436)	—	—	—	(12,436)
Conversion of Class B common stock to Class A common stock	644	—	(644)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(69)	—	—	(69)
Net Income	—	—	—	—	—	—	—	29,665	29,665
Balance at June 30, 2024	22,999	$2	13,273	$2	$243,040	$(184)	$(25,756)	$154,308	$371,412
Exercise of stock options	3	—	—	—	14	—	—	—	14
Stock based compensation	—	—	—	—	16,315	—	—	—	16,315
Vesting of restricted stock units, net of shares withheld for taxes	57	—	—	—	(8,579)	—	—	—	(8,579)
Conversion of Class B common stock to Class A common stock	20	—	(20)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	659	—	—	659
Net Income	—	—	—	—	—	—	—	33,006	33,006
Balance at September 30, 2024	23,079	$2	13,253	$2	$250,790	$475	$(25,756)	$187,314	$412,827
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Class A		Class B		Capital	Income (Loss)	Stock	Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	20,569	$2	14,746	$2	$209,704	$(1,684)	$(25,756)	$83,278	$265,546
Exercise of stock options	64	—	—	—	834	—	—	—	834
Stock-based compensation	—	—	—	—	14,075	—	—	—	14,075
Vesting of restricted stock units, net of shares withheld for taxes	79	—	—	—	(5,539)	—	—	—	(5,539)
Conversion of Class B common stock to Class A common stock	27	—	(27)	—	—	—	—	—	—
Issuance of restricted stock awards	2	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	763	—	—	763
Net loss	—	—	—	—	—	—	—	(35,110)	(35,110)
Balance at March 31, 2023	20,741	$2	14,719	$2	$219,074	$(921)	$(25,756)	$48,168	$240,569
Exercise of stock options	95	—	—	—	668	—	—	—	668
Stock-based compensation	—	—	—	—	11,000	—	—	—	11,000
Vesting of restricted stock units, net of shares withheld for taxes	82	—	—	—	(7,717)	—	—	—	(7,717)
Issuance of restricted stock awards	4	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	334	—	—	334
Net loss	—	—	—	—	—	—	—	(18,901)	(18,901)
Balance at June 30, 2023	20,922	$2	14,719	$2	$223,025	$(587)	$(25,756)	$29,267	$225,953
Exercise of stock options	59	—	—	—	683	—	—	—	683
Stock-based compensation	—	—	—	—	15,508	—	—	—	15,508
Vesting of restricted stock units, net of shares withheld for taxes	61	—	—	—	(6,511)	—	—	—	(6,511)
Conversion of Class B common stock to Class A common stock	602	—	(602)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	578	—	—	578
Net income	—	—	—	—	—	—	—	26,445	26,445
Balance at September 30, 2023	21,644	$2	14,117	$2	$232,705	$(9)	$(25,756)	$55,712	$262,656
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash from operating activities
Net Income (loss)	$101,334	$(27,566)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,804	20,115
Amortization of operating lease right-of-use assets	1,541	1,618
Gain on lease modification	—	(4,281)
Stock-based compensation, including as amortized	45,707	41,872
Other	(6,146)	(1,514)
Changes in operating assets and liabilities:
Accounts receivable	(4,872)	(3,857)
Prepaid expenses and other current assets	1,111	(712)
Accounts payable	(291)	(1,485)
Operating lease liabilities	(3,196)	(3,080)
Accrued expenses and other liabilities	3,601	7,990
Net cash provided by operating activities	151,593	29,100
Cash from investing activities
Purchases of available-for-sale investments	(265,319)	(108,919)
Proceeds from sales of available-for-sale investments	—	1,013
Proceeds from maturities of available-for-sale investments	163,755	94,252
Purchases of property and equipment	(1,821)	(5,932)
Capitalization of software development costs	(4,112)	(3,394)
Proceeds from sale of business, net of cash divested	—	629
Net cash used in investing activities	(107,497)	(22,351)
Cash from financing activities
Proceeds from stock option exercises	3,913	2,185
Tax withholding for net share settlement	(35,101)	(19,766)
Net cash used in financing activities	(31,188)	(17,581)
Net increase (decrease) in cash, cash equivalents and restricted cash	12,908	(10,832)
Cash, cash equivalents and restricted cash
Beginning of period	49,759	71,019
End of period	$62,667	$60,187
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$62,417	$59,937
Restricted cash included in prepaid expenses and other current assets	250	250
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$62,667	$60,187
Supplemental disclosure of cash flow information
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	4,421	7,253
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
 2. Summary of Significant Accounting Policies
Basis of Presentation and Significant Accounting Policies
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report, which was filed with the SEC on February 1, 2024. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim Condensed Consolidated Financial Statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of our Condensed Consolidated Financial Statements. The operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024.

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

Net Income (Loss) per Common Share
Net income (loss) per common share was the same for shares of our Class A and Class B common stock because they are entitled to the same liquidation and dividend rights and are therefore combined in the table below. The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic net income (loss) per share:
Numerator
Net income (loss)	$33,006	$26,445	$101,334	$(27,566)
Less: undistributed earnings to participating securities	—	5	8	—
Net income (loss) attributable to common stockholders	$33,006	$26,440	$101,326	$(27,566)
Denominator			—	—
Weighted average common shares outstanding	36,306	35,697	36,214	35,574
Less: Weighted average unvested restricted shares subject to repurchase	—	6	3	7
Weighted average common shares outstanding; basic	36,306	35,691	36,211	35,567
Net income (loss) per common share; basic	$0.91	$0.74	$2.80	$(0.78)
Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$33,006	$26,440	$101,326	$(27,566)
Denominator
Weighted average common shares outstanding; basic	36,306	35,691	36,211	35,567
Add: Weighted average dilutive options outstanding	41	306	64	—
Add: Weighted average dilutive RSUs outstanding	409	485	477	—
Weighted average common shares outstanding; diluted	36,756	36,482	36,752	35,567
Net income (loss) per common share; diluted	$0.90	$0.72	$2.76	$(0.78)
Potentially dilutive securities that are not included in the calculation of diluted net income (loss) per share because doing so would be antidilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unvested Restricted Stock Awards	—	6	—	6
Options	—	120	—	418
Restricted Stock Units	4	—	17	1,214
Total potentially dilutive securities	4	126	17	1,638

 3. Investment Securities and Fair Value Measurements
Investment Securities
Investment securities classified as available-for-sale consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	268,440	513	(2)	268,951
Total available-for-sale investment securities	$268,440	$513	$(2)	$268,951

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	162,062	193	(59)	162,196
Total available-for-sale investment securities	$162,062	$193	$(59)	$162,196
As of September 30, 2024, the decline in fair value below amortized cost basis was not considered other than temporary as it is more likely than not we will hold the securities until maturity or recovery of the cost basis. No allowance for credit losses for available-for-sale investment securities was recorded as of September 30, 2024 or December 31, 2023.
The fair values of available-for-sale investment securities, by remaining contractual maturity, are as follows (in thousands):

	September 30, 2024		December 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$268,440	$268,951	$162,062	$162,196
Total available-for-sale investment securities	$268,440	$268,951	$162,062	$162,196
During the nine months ended September 30, 2024 and 2023, we had sales and maturities of investment securities, as follows (in thousands):

	Nine Months Ended September 30, 2024
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
U.S. government and agency securities	—	—	—	163,755
Total	$—	$—	$—	$163,755

	Nine Months Ended September 30, 2023
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$3	$—	$1,013	$16,497
U.S. government and agency securities	—	—	—	77,755
Total	$3		$1,013	$94,252
The tables above do not include our non-marketable debt securities of $1.3 million, which are recorded in Other long term assets in the Condensed Consolidated Balance Sheet as of September 30, 2024.
Fair Value Measurements
Recurring Fair Value Measurements

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 by level within the fair value hierarchy (in thousands):

	September 30, 2024
	Level 1	Level 2	Total Fair Value
Cash equivalents:
Money market funds	$44,707	$—	$44,707
Available-for-sale investment securities:
U.S. government and agency securities	—	268,951	268,951
Total	$44,707	$268,951	$313,658

	December 31, 2023
	Level 1	Level 2	Total Fair Value
Cash equivalents:
Money market funds	$37,100	$—	$37,100
Available-for-sale investment securities:
U.S. government and agency securities	—	162,196	162,196
Total	$37,100	$162,196	$199,296
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
 4. Capitalized Software Development Costs, net
Capitalized software development costs were as follows (in thousands):

	September 30, 2024	December 31, 2023
Capitalized software development costs, gross	$124,075	$126,606
Less: Accumulated amortization	(107,745)	(105,044)
Capitalized software development costs, net	$16,330	$21,562
Capitalized software development costs were $1.9 million and $1.6 million for the three months ended September 30, 2024 and 2023, respectively, and $4.6 million and $3.9 million for the nine months ended September 30, 2024 and 2023, respectively. Amortization expense with respect to capitalized software development costs totaled $2.9 million and $4.4 million for the three months ended September 30, 2024 and 2023, respectively, and $9.8 million and $15.2 million for the nine months ended September 30, 2024 and 2023, respectively. We disposed of fully amortized capitalized software development costs of $3.2 million and $2.8 million, during the three months ended September 30, 2024 and 2023, respectively, and $7.1 million and $6.3 million, during the nine months ended September 30, 2024 and 2023, respectively.
Future amortization expense with respect to capitalized software development costs as of September 30, 2024 is estimated as follows (in thousands):

Years Ending December 31,
2024	$2,551
2025	7,583
2026	3,965
2027	2,231
Total amortization expense	$16,330

 5. Accrued Employee Expenses
Accrued employee expenses consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued vacation	$13,772	$12,399
Accrued bonuses	7,256	14,795
Accrued payroll, severance and related personnel cost	12,597	8,373
Total accrued employee expenses	$33,625	$35,567
In the third quarter of 2023, we accrued $10.3 million of severance and related personnel costs associated with our workforce reduction. Refer to Note 12, Workforce Reduction for additional information.

6. Other Current Liabilities
Other Current Liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Insurance reserves	$3,543	$4,174
Operating lease liabilities-current	3,141	3,626
Other	7,980	3,535
Total other current liabilities	$14,664	$11,335
For additional information, refer to Note 8, Commitments and Contingencies and Note 7, Leases.
7. Leases
Operating leases for our corporate offices have remaining lease terms ranging from seven years to nine years, some of which include options to extend the leases for up to ten years. These options to extend have not been recognized as part of our operating lease right-of-use assets and lease liabilities as it is not reasonably certain that we will exercise these options. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. Certain leases contain provisions for property-related costs that are variable in nature for which we are responsible, including common area maintenance, which are expensed as incurred.
The components of lease expense recognized in the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$1,024	$1,027	$3,167	$3,303
Variable lease cost	335	372	989	1,393
Total lease cost	$1,359	$1,399	$4,156	$4,696

Lease-related assets and liabilities were as follows (in thousands):

	September 30, 2024	December 31, 2023
Assets
Operating lease right-of-use assets	$17,744	$19,285

Liabilities
Other current liabilities	$3,141	$3,626
Operating lease liabilities	38,402	41,114
Total lease liabilities	$41,543	$44,740
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
Future minimum lease payments under non-cancellable leases as of September 30, 2024 were as follows (in thousands):

Years ending December 31,
2024	$526
2025	6,168
2026	6,345
2027	6,528
2028	6,717
Thereafter	24,373
Total future minimum lease payments	50,657
Less: imputed interest	(9,114)
Total	$41,543
 8. Commitments and Contingencies
Legal Liability to Landlord Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc., which was established in connection with reinsuring liability to landlord insurance policies offered to our customers by our third-party service provider. We assume a 100% quota share of the liability to landlord insurance policies placed with our customers by our third-party service provider. We accrue for reported claims, and include an estimate of losses incurred but not reported by our property manager customers, in cost of revenue because we bear the risk related to all such claims. Our estimated liability for reported claims and incurred but not reported claims as of September 30, 2024 and December 31, 2023 was $3.5 million and $4.2 million, respectively, and is included in Other current liabilities on our Condensed Consolidated Balance Sheets.
Included in Prepaid expenses and other current assets as of September 30, 2024 and December 31, 2023 are $3.8 million and $5.1 million, respectively, of deposits held with a third party related to requirements to maintain collateral for this insurance service.

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
 9. Stock-Based Compensation
Stock Options
A summary of activity in connection with our stock options for the nine months ended September 30, 2024, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years
Options outstanding as of December 31, 2023	381	$51.49	3.4
Options exercised	(250)	15.64
Options cancelled/forfeited	(1)	3.28
Options outstanding as of September 30, 2024	130	$120.72	7.8
Our stock-based compensation expense for stock options were not material for the periods presented.
As of September 30, 2024, the total estimated remaining stock-based compensation expense for the aforementioned stock options was $5.4 million, which is expected to be recognized over a weighted average period of 3.3 years.

Restricted Stock Units
A summary of activity in connection with our restricted stock units ("RSUs") for the nine months ended September 30, 2024, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2023	943	$121.61
Granted	323	214.65
Vested	(324)	128.23
Forfeited	(41)	135.58
Unvested as of September 30, 2024	901	$151.95
Unvested RSUs as of September 30, 2024 were composed of 0.8 million RSUs with only service conditions and 0.1 million performance share units ("PSUs") with both service conditions and performance conditions. RSUs granted with only service conditions generally vest over a four-year period, assuming continued employment through the applicable vesting date. The number of PSUs granted, as included in the above table, assumes achievement of the performance metric at 100% of the performance target. The unvested PSUs as of September 30, 2024, are subject to vesting based on the achievement of pre-established performance metrics for the year ending December 31, 2024 and will vest over a three year period, assuming continued employment through each vesting date. The actual number of shares to be issued at the end of the performance period will range from 0% to 170% of the target number of shares depending on achievement relative to the performance metric over the applicable period.
We recognized stock-based compensation expense for the RSUs and PSUs of $15.9 million and $14.8 million for the three months ended September 30, 2024 and 2023, respectively, and $43.4 million and $39.0 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the total estimated remaining stock-based compensation expense for the aforementioned RSUs and PSUs was $107.2 million, which is expected to be recognized over a weighted average period of 2.1 years.
 10. Income Taxes

In determining the interim benefit from income taxes for the three and nine months ended September 30, 2024, we utilized the annual estimated effective tax rate applied to the actual year-to-date income and added the tax effects of any discrete items in the reporting period in which they occur. In determining the interim benefit from income taxes for the three and nine months ended September 30, 2023, we utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes – Interim Reporting.”

For the three and nine months ended September 30, 2024, we recorded income tax expense of $13.6 million and $21.8 million, respectively, representing an effective tax rate of 29.1% and 17.7%, respectively. For the three months ended September 30, 2024, our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the change in valuation allowance against deferred tax assets, state income taxes and non-deductible officers' compensation partially offset by excess tax benefits from stock-based compensation. For the nine months ended September 30, 2024, our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to excess tax benefits from stock-based compensation.

We assess our ability to realize our deferred tax assets on a quarterly basis and we establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. Due to a history of cumulative losses, including permanent adjustments, and assessing all available positive and negative evidence, we have determined that it is more likely than not that our federal and state deferred tax assets would not be realized. Accordingly, we have been maintaining full valuation allowance against our deferred tax assets. However, based on our current and projected future earnings, we believe that there is reasonable possibility that sufficient positive evidence of sustained profitability may be achieved during the current year to reach a conclusion that part or all of our deferred tax assets may become realizable, resulting in a possible release of all or a portion of the valuation allowance. Such valuation allowance release may result in a material increase to our deferred tax assets and a corresponding decrease in income tax expense. The exact timing and amount of the valuation allowance release are subject to our projection of earnings and level of profitability.

There were no material changes to our unrecognized tax benefits during the three and nine months ended September 30, 2024, and we do not expect to have any significant changes to unrecognized tax benefits through the remainder of the year.
 11. Revenue and Other Information
The following table presents our revenue categories for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Core solutions	$46,030	$39,756	$132,974	$115,440
Value Added Services	157,726	123,188	451,677	326,108
Other	1,977	2,496	5,887	7,067
Total revenue	$205,733	$165,440	$590,538	$448,615
Our revenue is generated primarily from customers in the United States. All of our property and equipment is located in the United States.
12. Workforce Reduction
During the three months ended September 30, 2023, we announced a plan to reduce our workforce by 149 employees in order to scale the business more efficiently. Impacted employees were notified in August 2023. There were no workforce reductions during the three and nine months ended September 30, 2024.
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
For the balance as of September 30, 2023, $7.6 million of accrued severance was paid in the fourth quarter of 2023, and the remainder was paid in 2024.
13. Subsequent Event

On October 22, 2024, we acquired all of the outstanding shares of Move EZ, Inc., a concierge platform providing moving and home services throughout the resident onboarding process, for approximately $80 million in cash, subject to customary adjustment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and liquidity should be read together with our Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report and in our Annual Report.
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
Property management units under management. We believe that our ability to increase our number of property management units under management is an indicator of our market penetration, growth, and potential future business opportunities. We define property management units under management as active or committed units under management at the period end date. We had 8.5 million and 7.8 million property management units under management as of September 30, 2024 and 2023, respectively.

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
In addition, we charge our customers for assistance onboarding onto our core solutions and for certain other non-recurring services. We generally invoice for these other services in advance of the services being completed and recognize revenue in the period the service is rendered. We generate revenue from the legacy customers of previously acquired businesses by providing services outside of our property management core solution platform. Revenue derived from these services is recorded in Other revenue. As of September 30, 2024 and 2023, we had 20,403 and 19,418 property management customers, respectively.

Costs and Operating Expenses
Cost of Revenue (Exclusive of Depreciation and Amortization). Many of our Value Added Services are facilitated by third-party service providers. Cost of revenue paid to these third-party service providers includes the cost of electronic interchange and payment processing-related services to support our payments services, the cost of credit reporting services for our tenant screening services, and various costs associated with our risk mitigation service providers. These third-party costs vary both in amount and as a percent of revenue for each Value Added Service offering. Cost of revenue also includes personnel-related costs for our employees focused on customer service and the support of our operations (including salaries, performance-based compensation, benefits, and stock-based compensation), platform infrastructure costs (such as data center operations and hosting-related costs), and allocated shared and other costs. Cost of revenue excludes depreciation of property and equipment, amortization of capitalized software development costs and amortization of intangible assets.
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
Provision for (benefit from) income taxes. Provision for (benefit from) income taxes consists of federal and state income taxes in the United States.

Results of Operations

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Core solutions	$46,030	$39,756	$6,274	16%	$132,974	$115,440	$17,534	15%
Value Added Services	157,726	123,188	34,538	28%	451,677	326,108	125,569	39%
Other	1,977	2,496	(519)	(21)%	5,887	7,067	(1,180)	(17)%
Total revenue	$205,733	$165,440	$40,293	24%	$590,538	$448,615	$141,923	32%

The increase in revenue for the three and nine months ended September 30, 2024, compared to the same period in the prior year, was primarily attributable to an increase in the usage of our payments, tenant screening, and risk mitigation services. During the three and nine- month periods ended September 30, 2024, we also experienced growth of 9% in the number of property management units under management compared to the same periods in the prior year, which drove growth in users of our subscription and usage-based services.
Our payment services experienced increased usage during the comparative periods as residents and property managers transacted more business online.
We expect total revenue for the year ending December 31, 2024 to increase compared to the year ended December 31, 2023 as we continue to add new customers and property management units under management, along with increased adoption and utilization of our Value Added Services.

Cost of Revenue (Exclusive of Depreciation and Amortization)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$71,631	$62,739	$8,892	14%	$205,878	$176,801	$29,077	16%
Percentage of revenue	34.8%	37.9%			34.9%	39.4%
Stock-based compensation, included above	$1,126	$1,149	$(23)	(2)%	$3,261	$2,905	$356	12%
Percentage of revenue	0.5%	0.7%			0.6%	0.6%

For the three and nine months ended September 30, 2024, the cost of revenue (exclusive of depreciation and amortization) increased, primarily due to higher expenditures related to third-party service providers for delivering our Value Added Services, which increased by $10.4 million and $30.6 million, respectively, compared to the same period in the prior year. The increases in expenditures related to third-party service providers were (1) driven by greater adoption and utilization of our Value Added Services and (2) partially offset by decreases of $2.5 million and $2.8 million for the three and nine months ended September 30, 2024, respectively, in personnel-related costs, including stock-based and performance-based compensation. The decreases included $2.4 million in severance and related personnel costs we incurred from the workforce reduction in the third quarter of 2023.
We expect cost of revenue (exclusive of depreciation and amortization) for the year ending December 31, 2024, to decrease as a percentage of revenue compared to the year ended December 31, 2023, primarily due to increased revenue from eCheck transaction fees, product mix, and continued leverage from headcount efficiencies.

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Sales and marketing	$25,406	$29,701	$(4,295)	(14)%	$77,161	$86,101	$(8,940)	(10)%
Percentage of revenue	12.3%	18.0%			13.1%	19.2%
Stock-based compensation, included above	$2,071	$2,041	$30	1%	$5,284	$4,902	$382	8%
Percentage of revenue	1.0%	1.2%			0.9%	1.1%
Sales and marketing expense for the three and nine months ended September 30, 2024 decreased, compared to the same period in the prior year, primarily due to reductions of $3.7 million and $7.2 million, respectively, in personnel-related costs, including stock-based and performance-based compensation. The reductions were driven by reduced headcount and $3.8 million in severance and related personnel costs we incurred from the workforce reduction in the third quarter of 2023.
We expect sales and marketing expense for the year ending December 31, 2024 to decrease as a percentage of revenue compared to the year ended December 31, 2023, as we continue to leverage headcount efficiencies.
Research and Product Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Research and product development	$40,662	$41,592	$(930)	(2)%	$118,079	$116,517	$1,562	1%
Percentage of revenue	19.8%	25.1%			20.0%	26.0%
Stock-based compensation, included above	$7,471	$6,064	$1,407	23%	$19,625	$15,851	$3,774	24%
Percentage of revenue	3.6%	3.7%			3.3%	3.5%
Research and product development expense decreased slightly for the three months ended September 30, 2024, compared to the same period in the prior year, primarily due to a $1.5M reduction in personnel-related costs, including stock-based and performance-based compensation. This included $3.4 million in severance and related personnel costs we incurred from the workforce reduction in the third quarter of 2023.
Research and product development expense increased for the nine months ended September 30, 2024, compared to the same period in the prior year, primarily due to a $3.2 million increase in allocated shared and other costs, driven by higher technology costs. This increase in allocated shared and other costs was partially offset by a $1.6 million reduction in personnel-related costs, including stock-based and performance-based compensation. This reduction included $3.4 million in severance and related personnel costs we incurred from the workforce reduction in the third quarter of 2023.
We expect research and product development expenses for the year ending December 31, 2024 to decrease as a percentage of revenue compared to the year ended December 31, 2023, as we continue to leverage headcount efficiencies.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
General and administrative	$21,139	$23,907	$(2,768)	(12)%	$62,525	$74,417	$(11,892)	(16)%
Percentage of revenue	10.3%	14.5%			10.6%	16.6%
Stock-based compensation, included above	$5,367	$6,003	$(636)	(11)%	$16,133	$16,274	$(141)	(1)%
Percentage of revenue	2.6%	3.6%			2.7%	3.6%

General and administrative expense decreased for the three months ended September 30, 2024, compared to the same period in the prior year, primarily due to a $3.4 million reduction in personnel-related costs, including stock-based and performance-based compensation. The reduction included $2.5 million in severance and related personnel costs we incurred from the workforce reduction in the third quarter of 2023.
General and administrative expense decreased for the nine months ended September 30, 2024, compared to the same period in the prior year, primarily due to a $18.8 million reduction in personnel-related costs, including stock-based and performance-based compensation. which was partially offset by a $6.9 million increase in allocated shared and other costs, The decrease in personnel-related costs was primarily due to severance costs associated with our former Chief Executive Officer's separation in the first quarter of 2023 and the severance related costs we incurred from the workforce reduction in the third quarter of 2023. The increase in allocated shared and other costs was primarily due to a $4.3 million decrease in gains related to lease modifications recognized in the nine months ended September 30, 2023, and an increase in allocated shared and other costs of $2.6 million, driven by expenses to support our growth.
We expect general and administrative expenses for the year ending December 31, 2024 to decrease as a percentage of revenue compared to the year ended December 31, 2023, as we continue to leverage headcount efficiencies.
Depreciation and Amortization

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Depreciation and amortization	$4,327	$7,568	$(3,241)	(43)%	$14,209	$22,055	$(7,846)	(36)%
Percentage of revenue	2.1%	4.6%			2.4%	4.9%
Depreciation and amortization expense for the three and nine months ended September 30, 2024 decreased, compared to the same period in the prior year, primarily due to decreased amortization expense associated with capitalized software development and intangible balances.
We expect depreciation and amortization expenses for the year ending December 31, 2024 to decrease as a percentage of revenue compared to the year ended December 31, 2023 due to a decrease in amortization of accumulated capitalized software development costs and intangible assets balances.
Interest Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Interest income, net	$4,014	$1,788	$2,226	124%	$10,482	$4,627	$5,855	127%
Percentage of revenue	2.0%	1.1%			1.8%	1.0%

Interest income for the three and nine months ended September 30, 2024 increased, compared to the same period in the prior year, primarily due to higher interest rates and purchases of available-for-sale investment securities.
Provision for (benefit from) Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Income (loss) before provision for income taxes	$46,582	$1,472	$45,110	3,065%	$123,168	$(22,932)	$146,100	(637)%
Provision for (benefit from) income taxes	$13,576	$(24,973)	$38,549	*	$21,834	$4,634	$17,200	*
Effective tax rate	29.1%	(1,696.5)%			17.7%	(20.2)%
*Percentage not meaningful
For the three months ended September 30, 2024, our effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to a change in valuation allowance against deferred tax assets, state income taxes and non-deductible officers' compensation partially offset by excess tax benefits from stock-based compensation. For the nine months ended September 30, 2024, our effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits from stock-based compensation. Our effective tax rates for the three and nine months ended September 30, 2023 differed from the U.S. federal statutory rate of 21% primarily due to the change in valuation allowance against deferred tax assets, non-deductible officers' compensation and state income taxes, partially offset by tax benefits from stock-based compensation research and development tax credits.
Our effective tax rates for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, are significantly different primarily due to the substantial increase in our pre-tax income in the current year and changes in discrete tax benefits year over year.
Liquidity and Capital Resources
Our principal sources of liquidity continue to be cash, cash equivalents, and investment securities totaling $331.4 million, as well as cash flows generated from our operations. We have financed our operations primarily through cash generated from operations. We believe that our existing cash and cash equivalents, investment securities, and cash generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$151,593	$29,100
Net cash used in investing activities	(107,497)	(22,351)
Net cash used in financing activities	(31,188)	(17,581)
Net increase (decrease) in cash, cash equivalents and restricted cash	$12,908	$(10,832)
Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our core solutions and Value Added Services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
The net increase in cash provided by operating activities for the nine months ended September 30, 2024, compared to the same period in the prior year, was primarily due to an increase in cash collections from customers.
Investing Activities
Cash used in investing activities is generally composed of purchases of investment securities, maturities of investment securities, purchases of property and equipment, and additions to capitalized software development.
The net increase in cash used in investing activities for the nine months ended September 30, 2024, compared to the same period in the prior year, was primarily due to higher purchases of available-for-sale investment securities.
Financing Activities

Cash used in financing activities is generally composed of net share settlements for employee tax withholdings associated with the vesting of equity awards offset by proceeds from the exercise of stock options.
The net increase in cash used in financing activities for the nine months ended September 30, 2024, compared to the same period in the prior year, was primarily due to an increase in net share settlements for employee tax withholdings associated with the vesting of equity awards.
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
There have been no material changes to our critical accounting policies and estimates described in our Annual Report that have had a material impact on our Condensed Consolidated Financial Statements and related notes.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Investment Securities
As of September 30, 2024, we had $269.0 million of investment securities consisting of United States government and agency securities. The primary objective of investing in securities is to support our liquidity and capital needs. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
Our investment securities are exposed to market risk due to interest rate fluctuations. While fluctuations in interest rates do not impact our interest income from our investment securities as all of these securities have fixed interest rates, changes in interest rates may impact the fair value of the investment securities. Since our investment securities are held as available for sale, all changes in fair value impact our other comprehensive (loss) income unless an investment security is considered impaired in which case changes in fair value are reported in other expense. As of September 30, 2024, a hypothetical 100 basis point decrease in interest rates would have resulted in an increase in the fair value of our investment securities of approximately $1.1 million and a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investment securities of approximately $1.1 million. This estimate is based on a sensitivity model which measures an instant change in interest rates by 100 basis points at September 30, 2024.
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
Item 1A. Risk Factors
An investment in our Class A common stock involves risks. Before making an investment decision, you should carefully consider all of the information in this Quarterly Report, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Condensed Consolidated Financial Statements and related notes. In addition, you should carefully consider the risks and uncertainties described in the section entitled “Risk Factors” in our Annual Report, which was filed with the SEC on February 1, 2024. If any of the identified risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that case, the trading price of our Class A common stock may decline. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results and prospects. As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed under the section entitled "Risk Factors" in Part I, Item IA of our 2023 Annual Report.

Item 5. Other Information

None.
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

AppFolio, Inc.

Date:	October 24, 2024	By:	/s/ Shane Trigg
Shane Trigg
Chief Executive Officer
(Principal Executive Officer)

Date:	October 24, 2024	By:	/s/ Fay Sien Goon
Fay Sien Goon
Chief Financial Officer
(Principal Financial and Accounting Officer)