Form 10-K
period 2024-12-31
APPFOLIO INC
filed 2025-02-06
CIK 1433195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

 FORM 10-K
_________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 30, 2024 (the last business day of the registrant’s mostly recently completed second fiscal quarter), as reported on the NASDAQ Global Market on such date, was approximately $6.634 billion.

At January 30, 2025, the number of shares of the registrant’s Class A common stock outstanding was 23,241,750 and the number of shares of the registrant’s Class B common stock outstanding was 13,163,007.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (this “Annual Report”), are incorporated by reference in Part III, Items 10-14 of this Annual Report. Except for the portions of the Proxy Statement specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.
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

APPFOLIO, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (this “Annual Report”) contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), which statements involve substantial risks and uncertainties. The forward-looking statements made in this Annual Report are intended to qualify for the protection of the safe harbor provided by the PSLRA and are based primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, cash flows and/or prospects. Forward-looking statements include all statements that are not statements of historical fact. Forward-looking statements can also be identified by words such as “may,” “will,” “should,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “future,” or “continue,” or the negative of these words or other similar terms or expressions. Examples of forward-looking statements include, among others, statements regarding changes in the competitive environment, responding to customer needs, research and product development plans, future products and services, growth in the size of our business and number of customers, strategic plans and objectives, business forecasts and plans, our future or assumed financial condition, results of operations and liquidity, trends affecting our business and industry, capital needs and financing plans, capital resource allocation plans, share repurchase plans, and commitments and contingencies, including with respect to the outcome of legal proceedings or regulatory matters. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those risks, uncertainties and other factors described in the sections entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report, as well as in the other reports we file with the Securities and Exchange Commission (the “SEC”). You should read this Annual Report, and the other documents we file with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements. As such, you should not rely upon forward-looking statements as predictions of future events. Any forward-looking statement made by us in this Annual Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law.
ITEM 1.    BUSINESS
    Unless otherwise stated in this Annual Report, references to "AppFolio," "we," "us," and "our" refer to AppFolio, Inc. and its consolidated subsidiaries.
Overview
Founded in 2006, AppFolio is a technology leader powering the future of the real estate industry. We provide a cloud-based platform on which our customers operate their businesses. We help our customers navigate an increasingly interconnected and growing network of stakeholders in their business ecosystems, including property managers, property investors, potential residents, residents, and vendors. We also provide key functionality related to critical transactions across the real estate lifecycle, including screening potential residents, sending and receiving payments, and providing insurance-related risk mitigation services. Our services enable our customers to connect communities, increase operational efficiency, deliver exceptional customer experiences, and improve financial and operational performance. We believe our customer-centric culture leads to long-term customer retention and, ultimately, our long-term success.

APPFOLIO PLATFORM
SCALABLE INFRASTRUCTURE
appfolio stack
APIs
Data Governance
SYSTEM OF
Record
Engagement
Performance
appfolio realm
AI
Realm-X
VALUE ADDED SERVICES
INDUSTRY SEGMENTS
Investors / Owners
Property Managers
Vendors
Residents
Investment Management
Asset Management
Investment Accounting
Third-Party Administration
Approvals
Reporting
Single-Family
Student
Multifamily
Commercial
Affordable
Associations
Work Orders
Approvals
Payments
Payments
List & Show
Screening
Onboarding
Risk Mitigation
Move-in Services
MARKET SEGMENTS & PRODUCTS

Our Platform
Our mission is to build the platform where the real estate industry comes to do business. Our platform is designed to deliver value to industry segments throughout the property management ecosystem. It is optimized for use across multiple devices and operating systems, and includes an intuitive interface and streamlined workflows. Our platform is (i) a system of record to centralize and automate essential business processes, (ii) a system of engagement to enhance business interactions between our customers and their network of industry segment stakeholders, and (iii) a system of performance to leverage data to predict and optimize business workflows.
Our platform is enhanced with AppFolio Realm, a suite of AI-powered tools that assist with leasing, maintenance, accounting, and other business critical tasks. AppFolio Realm includes generative AI to answer questions, perform tasks and automate common workflows. The platform also includes StackTM, our partner ecosystem that allows customers to connect our platform with specialized technology and services offered by third parties. Our platform is frequently updated to provide new innovations and respond to market trends and customer needs. We rely on strategic partners and third-party service providers to deliver certain aspects of our platform, and strive to provide a seamlessly integrated experience for our customers and their industry segment stakeholders.
Core Solutions
Our platform is offered as a service and made available via three subscription plans:
•AppFolio Property Manager Core. AppFolio Property Manager Core provides the basic functionality required to operate a property management business. Centered on accounting, AppFolio Property Manager Core serves as our customers’ system of record. All critical transactions are completed and recorded in the system, giving our customers access to the data they need. It also serves as their system of engagement as they interact with key industry segments, including residents living at their properties, investors owning those properties, and vendors providing products and services to those properties. AppFolio Property Manager Core has access to a limited set of StackTM Core Integrations, a basic set of third-party integrations, and AppFolio Realm assistant and messages. AppFolio Property Manager Core is generally suited for small property management companies that prefer an all-in-one system that is comprehensive and easy to use.
•AppFolio Property Manager Plus. AppFolio Property Manager Plus includes the functionality of AppFolio Property Manager Core and adds an expanded set of functionalities designed to meet the needs of more complex, growing property management businesses. This includes support for affordable housing management, student housing management, more complex accounting needs, advanced data analysis, increased customization with a small number of user-defined fields, and enhanced customer support. AppFolio Property Manage Plus also has access to all of our StackTM integrations, AI-powered customizable workflows through AppFolio Realm Flows, database access through a read application programming interface, and dedicated customer support resources.
•AppFolio Property Manager Max. AppFolio Property Manager Max includes the functionality of AppFolio Property Manager Plus and adds functionality designed to meet the needs of even larger property management businesses. Such functionality includes an end-to-end leasing funnel with built-in customer relationship management tools, increased customization with a large number of user-defined fields, full database access through a read/write application programming interface, and dedicated customer support resources.
Value Added Services
AppFolio offers Value Added Services that supplement our core solutions and are designed to enhance, automate, and streamline business-critical processes and workflows. Our Value Added Services generally fall into the categories of electronic payment services, tenant screening, risk mitigation, maintenance, and business optimization. We strive to provide a seamless experience for our customers that increases their efficiency without sacrificing ease of use. Utilization and adoption of our Value Added Services is typically higher for residential properties than community association or commercial properties because of the unique and complex needs of the residential rental lifecycle.
We empower our customers and their industry segment stakeholders with a wide variety of Value Added Services, most significantly with:
•Electronic Payment Services. Our electronic payment services allow property managers to streamline their receivables and payables through a variety of online payment options. Property managers can collect funds through our secure online portal and mobile application, and/or via electronic cash payments from various stakeholders, including applicants, residents, vendors, and property owners. The types of funds that may be collected include tenant charges, such as rental application fees, security deposits, and rent payments; contributions from property owners; and periodic dues from those living in community associations. Our customers can also electronically send funds to various stakeholders, including property investors and vendors.
•Tenant Screening. Our tenant screening services include credit checks, criminal history, landlord-tenant history, income verification, employment verification, and identity verification for use in connection with the rental application process.
•Risk Mitigation. Through our FolioGuard™ brand, we offer risk mitigation products for property managers and residents. FolioGuard Smart Ensure is a software tool that allows property managers to enforce insurance coverage requirements within their leases by tracking coverage of their units and adding uncovered units to a qualifying liability to landlord insurance policy via a licensed insurance broker. FolioGuard Renters Insurance, provided by AppFolio Insurance Services, Inc., a wholly-owned subsidiary of AppFolio, protects the personal belongings of renters, as well as the property itself, from certain unexpected damages.
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding the seasonality of our Value Added Services revenue.
Our Business and Growth Strategy
Our growth strategy is centered on delivering value to all industry segments in the property management ecosystem, including, but not limited to, property managers, residents, vendors, and investors. Adding value to each of these industry segments improves retention and expansion opportunities for existing customers and creates a differentiated product experience to attract new customers. Our strategy is anchored on the following three strategic pillars that are designed to facilitate the expansion and retention of our customer base.
Differentiate to Win
We strive to continually create differentiated product experiences that solve customer needs and create new revenue streams for AppFolio and our customers. Advanced technologies, such as AppFolio Realm and its AI capabilities, are designed to unlock increased productivity and efficiency gains for customers through generative messaging capabilities, customizable workflow automation, and an interactive AI-powered assistant. Our data platform and APIs extend our capabilities and enable third-party integrations through our StackTM marketplace. Continued innovation in onboarding tools, processes, and workflows are designed to remove barriers for customers to switch to AppFolio, while accelerating use and adoption of our services. Through new, innovative product features, our goal is to provide differentiated product experiences that extend value throughout the property technology ecosystem, for property managers, investors, vendors, and residents.
We continue to focus on attracting larger property management customers with complex and diversified property portfolios, who derive value from managing their entire portfolio on a single platform. Ongoing innovation in the investor and resident industry segments are intended to redefine how property managers connect with these critical stakeholders and create additional value for all groups through the use of our platform.
Deliver Value Efficiently
As our customer base grows, we strive to provide a scalable client service experience that is accessible and easy to use. This includes utilizing AI capabilities, technology systems, and third party partners. The efforts of our customer-facing teams are focused on driving use and adoption of our services and helping customers achieve success on our platform. We expect to continue to gain leverage in our service experience through self-service and automation, as well as through our third-party solution partners that enable us to quickly expand our service offerings. Additionally, we empower our customers and their networks of stakeholders through the continued development and adoption of our Value Added Services. We believe our customer-centric culture drives a focus on customer satisfaction that leads to long-term retention and, ultimately, to our long-term success.
We strive to operate with high efficiency and are continually evaluating opportunities to gain leverage across all aspects of our business. We plan to continue our efforts to efficiently and effectively scale our capabilities, processes, and systems to adapt and grow with our business, and align the value of our offerings to the size, scale, and complexity of our customers, while upholding a rigorous standard of privacy, protection, compliance, and ethics.
Great People and Culture
We believe fostering a connected and inclusive workplace is fundamental to AppFolio’s success. We empower AppFolio employees to deliver exceptional value for our customers and stockholders through continuous innovation, excellence, and meaningful work. We routinely evaluate and, when appropriate, invest in our people processes, programs, and systems to fuel high performance.
Our Customers
We define customers as those paying for a subscription to our core solutions. As of December 31, 2024, we had 20,784 property management customers.
Customer Service
We believe our success is tied to long-term customer relationships, not a one-time sale. Our team is structured to deliver continuous service. This includes live and on-demand training, a library of resources, and personalized account management. We regularly measure our Net Promoter Score, Customer Satisfaction Score, and solicit customer feedback in a variety of ways in an effort to continue to improve and better serve our customers. We utilize a tiered engagement model to align the value we deliver with the value we capture from our customers, including add-on offerings such as tailored training and certification programs, and professional services delivered by our network of solution partners.
We have dedicated onboarding teams that work to ensure that customers are prepared to run their businesses on our platform, as well as self-service tools that reduce customers' time and rate of effort to achieve success with our products and services. As a result of our assistance with customer data migration matters, we are able to provide valuable insights into data integrity and work with our customers to help resolve issues in their underlying business processes. We also assist our customers with the configuration of our products for particular property types. We dedicate resources to guide our customers through the adoption and utilization of our Value Added Services.
Sales and Marketing
We leverage a modern and scalable marketing approach along with marketing automation technology to attract and engage prospects and build brand recognition as an industry leader. We use a variety of inbound and outbound marketing techniques to promote our solutions, and we participate in industry thought leadership and education. We also host our own annual industry conference, FUTURE, where leaders, innovators, and experts come together to explore, teach, and discuss technology, tools, and trends. We encourage our existing and prospective customers to attend FUTURE to learn more about us and how our platform and services can help their businesses.
Our business development team acts in partnership with our marketing and sales teams to reach potential customers, generate sales opportunities, and accelerate the time from evaluation to close. Our sales representatives assist prospective customers as they evaluate our products. Our interactive sales methodology allows our sales team to quickly build relationships, assess prospective customers' business challenges, and demonstrate the benefits of our platform.

Technology and Operations
Our products are powered by a highly scalable computing platform and are designed with a focus on data security and availability. We take great care to keep our application framework and the rest of our software stack current to mitigate known vulnerabilities. Our computing platform and cloud infrastructure are primarily powered by third-party service providers. To help ensure that data is not lost and that customer requests can be satisfied, production assets are securely replicated and regularly backed up to multiple geographic regions.
We monitor our production infrastructure to ensure high performance and availability, and our architecture provides us significant flexibility in achieving these goals. In particular, we have control over the specific server and region on which each customer's data resides, and we can move such data between different geographic regions to avoid service disruption or to increase service performance.
We work to ensure that our customers and their communities are confident in our data practices. Sensitive data in our systems is encrypted during transmission and before being written to disk. We regularly evaluate our product and infrastructure security, including through third-party penetration testing. In addition, our products allow our customers to define roles that provide different levels of access to users, allowing them to view and modify specific items depending on their role. Supervisors can distribute work to staff in a secure and controlled environment, while leadership retains visibility across the entire system. Some sensitive customer actions require secondary verification via two-factor authentication, and any customer can enable two-factor authentication for logging into their account.
Research and Product Development
We rely heavily on input from our customers and prospective customers in developing products that meet their needs and in anticipating developments in their businesses. We perform research and market validation efforts to guide our product roadmap. Our platform is frequently updated to provide new innovations and respond to market trends and customer needs. In addition, we believe that it is easier for our customers to adjust to frequent platform updates, which incrementally change and improve their user experience, than to adapt to infrequent, but more drastic, updates.
Competition
The overall market for business management solutions in the real estate industry is global, highly competitive, and continually evolving to respond to changes in technology, operational requirements, and laws and regulations. We believe our competitors primarily fall into the following categories:
•Vertical real estate business management service providers that serve companies of all sizes in our markets; and
•Horizontal business management service providers that offer broad solutions across multiple industries.
We also experience competition from numerous technology providers that focus almost exclusively on one or more point solutions in the real estate industry or in other industries. Continued consolidation among cloud-based point solution providers could significantly increase competition.
We believe we are well positioned to compete against both horizontal and vertical competitors because of our innovative platform that can scale and extend through AppFolio Stack™ and our Value Added Services, which can meet the needs of all property management customers across our growing addressable market. However, some of our competitors may have greater financial, technical and other resources, greater name recognition and larger sales and marketing budgets; therefore, we may not always compare favorably with respect to some or all of the foregoing factors. Further, the barrier to entry for competition in one or more areas we serve may be low, which could lead to competition from new entrants who solve similar problems in different ways.
Intellectual Property
We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures and contractual restrictions to establish and protect our proprietary rights in our services. We may pursue additional patent protection to the extent we believe it would be beneficial and cost-effective.
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

Government Regulation
Our business activities are subject to various federal, state and local laws and regulations. In addition, certain of our services (such as our tenant screening and risk mitigation services) are highly regulated or intended to be used in connection with other highly regulated activities. Some of the federal laws and regulations to which our products and services are subject include, without limitation:
•the Fair Housing Act;
•the Fair Credit Reporting Act (the "FCRA");
•the Americans with Disabilities Act;
•the Electronic Signatures in Global and National Commerce Act; and
•the Federal Trade Commission Act.
State law equivalents of the foregoing, plus various state regulations related to insurance licensing and solicitation and privacy also apply to certain of our services. In addition, our services are subject to changing federal and state laws and regulations, the application or interpretation of which is not clear in some jurisdictions. Moreover, federal and state legislatures and regulatory agencies have indicated they are focused on protecting tenants. This focus may result in the introduction of new laws and regulations that are directly applicable to our business. We have implemented various programs, processes and controls focused on compliance with applicable laws and regulations throughout our business; however, there is no guarantee that we will not be subject to fines, penalties or other regulatory actions in one or more jurisdictions, or be required to adjust our business practices to accommodate future regulatory requirements.
See Item 1A, "Risk Factors" for additional details regarding risks related to government regulations.
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
•Build trust every day.
As of December 31, 2024, we had 1,634 employees. We routinely engage temporary employees and consultants. We consider our relationships with our employees and consultants to be strong. To maintain this strong relationship and attract new talent, our human capital management efforts focus on the following initiatives:
An Inclusive Workplace. Our commitment to diversity, equity and inclusion starts at the leadership level and cascades to our talented employees. We believe that reflecting the diversity of our customers and communities is essential to driving innovation, performance, and long-term success. We foster a culture of belonging through employee-led resource groups, open communication, and regular listening forums, where every voice is valued and helps shape our workplace. At the same time, we are committed to empowering all employees to do their best work, grow their careers, and deliver results. By prioritizing performance, transparency, and engagement, we create a culture where diverse perspectives fuel better innovation and stronger outcomes.
Employee Development. We invest significant resources to develop the talent needed to remain at the forefront of innovation and make us an employer of choice. Our learning and development offerings are aligned with the needs of our business as well as tailored for individual growth. We conduct in person trainings and make available on-demand programming that cover a wide range of topics from professional development to real estate industry acumen. Our quarterly engagement survey provides a platform for employees to provide anonymous feedback directly to their managers and our executives.
Societal Impact. We create a culture of impact by striving to be a force for good for our customers, communities, and each other. We encourage employee volunteerism through our employee-led Give Back Committee and company-wide benefit of eight hours of paid volunteer time off annually. Our corporate philanthropy program “AppFolio Gives Back” supports housing availability, an ongoing challenge in the real estate industry, through a combination of employee fundraising, team volunteering, and a corporate matching gift program.
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
Compensation and Benefits. We build a culture of high performance that recognizes and rewards those who deliver meaningful results, as well as how those results were achieved. Our compensation and benefits programs support the well-being of our employees and their families so they feel they can live their best lives both at work and at home. Our competitive compensation packages may include base salary, commission or annual performance-based bonuses, and stock-based compensation. We also offer a flexible paid time off policy, paid parental leave, paid sabbaticals, paid leave to care for family members, and access to fertility networks and discounts on fertility care. We review our programs periodically to ensure they remain competitive to retain, motivate, and reward current employees and attract new employees.
Health, Safety, and Wellness. We are committed to providing a safe workplace for our employees and assisting them in maintaining a healthy work-life balance. We regularly solicit feedback to assess the well-being and needs of our employees and offer resources focused on mental health and physical wellness. Our office locations are intentional spaces where we fuel connection, innovation, collaboration, and celebrate successes together. We have embraced a work model, where many of our employees work out of one of our offices several days a week and others work remotely.
Available Information
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings are available to the public on the SEC’s website at www.sec.gov.
Our website address is www.appfolio.com. We make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The contents of our website are not incorporated by reference in, or otherwise made a part of, this Annual Report.

ITEM 1A.     RISK FACTORS
Investing in our securities involves risks. You should consider carefully the risks described below, together with all of the other information included in this Annual Report, as well as in our other filings with the SEC, in evaluating our business and/or an investment in our Class A common stock. If any of the following risks actually occur, our business, financial condition, operating results, cash flows and prospects could be materially and adversely affected. In that case, the trading price of our Class A common stock may decline and you might lose all or part of your investment. The risks described below are not the only risks we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results, cash flows, and prospects.
Risks Related to Our Products and Solutions
If we are found to be in violation of the legal requirements applicable to our products and services, our business and operating results may be adversely affected.
Our business activities are subject to various federal, state and local laws and regulations. In addition, certain of our services, such as our tenant screening and risk mitigation services, are highly regulated or intended to be used in connection with other highly regulated activities. Unfavorable laws, regulations, and administrative or judicial decisions interpreting or applying laws and regulations could subject us to litigation or governmental investigation and increase our cost of doing business, any of which may adversely affect our operating results. Further, the evolution and expansion of our products and services may subject us to additional regulatory risks and requirements. For example, as our electronic payments services business evolves, we may become directly subject to laws governing money transmission and anti-money laundering. Regulatory requirements vary throughout the markets in which we operate, and have increased over time as the scope and complexity of our products and services have expanded. Moreover, federal and state legislatures and regulatory agencies have indicated they are focused on protecting tenants. This focus may result in the introduction of new laws and regulations that are directly applicable to our business. There is no guarantee that we will not be subject to fines, criminal and civil lawsuits or other regulatory enforcement actions in one or more jurisdictions or be required to adjust business practices to accommodate regulatory requirements.
New and evolving regulatory requirements may also impact our customers and their ability or willingness to utilize our products and services. For instance, we are monitoring FCRA rulemaking efforts by the Consumer Financial Protection Bureau ("CFPB") and various recently enacted and proposed state regulations applicable to tenant screening. These new regulatory requirements may impact our ability to offer or our customers' ability and willingness to utilize certain of our services, which may impact our operating results.
We periodically undergo examinations, audits, and investigations by regulatory authorities related to our services, including those related to the affairs of insurance companies and agencies and electronic payment services providers. Such examining, auditing, and investigating regulatory authorities are generally vested with relatively broad discretion to grant, renew and revoke licenses and approvals, to implement and interpret rules and regulations, levy fines and penalties, and bring enforcement actions. While we have implemented various programs, processes and controls focused on compliance with applicable laws and regulations throughout our business, there is no guarantee that we will not be subject to fines, penalties or other regulatory actions in one or more jurisdictions, or be required to adjust our business practices to accommodate future regulatory requirements. In the event that we are found to be in violation of our legal or regulatory requirements, we may be subject to monetary fines or penalties, cease-and-desist orders, mandatory product changes, or other liabilities that could have an adverse effect on our business (including damage to our reputation) and operating results.
We face risks in our electronic payment services business that could adversely affect our business and/or results of operations.
Our electronic payment services business facilitates the processing of inbound and outbound payments for our customers. These payments are settled through our sponsoring clearing bank, licensed money transmitters, card payment processors and other third-party electronic payment services providers that we contract with from time to time. With respect to these service providers, we have significantly less control over the systems and processes than if we were to maintain and operate those systems and processes ourselves. In some cases, functions necessary to our business are performed on proprietary third-party systems and software to which we have no access. We also generally do not have long-term contracts with these service providers. Moreover, we rely on a limited number of third-party electronic payment services providers and, in some instances, do not have a backup provider in place for a specific service. Accordingly, the failure of these service providers to renew their contracts with us or to fulfill their contractual obligations and perform satisfactorily could result in significant disruptions to our operations and adversely affect our operating results.
We are and will continue to be subject to risks arising from or related to the settlement of payment transactions, including with respect to prefunding and chargeback requests as well as human or processing errors. Users are ultimately responsible for fulfilling their obligations to fund transactions; however, in instances where there are returns or chargebacks, we attempt to collect these funds from our customers. If we are unable to collect such amounts from our customers, we bear the risk of loss for the amount of the return or chargeback. While we have not experienced material losses resulting from payment returns or chargebacks in the past, there can be no assurance that we will not experience significant losses in the future. Any increase in returns or chargebacks that we are not able to recover from our customers may adversely affect our financial condition and results of operations. In addition, if transactions or settlement reconciliations are not performed timely or are inaccurate due to human or processing errors, we could experience significant financial loss that could have an adverse effect on our business and operating results.
Our electronic payment services business also exposes us to risk in connection with theft, fraud and other malicious activity by our employees, our third-party service providers’ employees, or third-parties who improperly gain access to our systems or our customers’ systems. In the event of such activity, we may incur liability to compensate our customers, our customers' stakeholders, or third-party electronic payment service providers for losses incurred. While we take reasonable measures to secure our systems and payments infrastructure, it is not possible to entirely eliminate the risk of intentional wrongdoing. In the past, third-party bad actors have gained improper access to our systems and our customers’ systems and we experienced financial loss as a result. If third-party bad actors again gain access to our systems or our customers’ systems, or our employees or third-party service providers’ employees misuse our payment systems for malicious purposes, we could experience material financial loss that may affect our operating results.
Changes to payment card networks or bank fees, rules, or practices could harm our business.
We do not directly access the payment card networks, such as Visa and MasterCard, that enable our acceptance of credit cards and debit cards, including some types of prepaid cards. Accordingly, we must rely on banks or other card payment processors to process transactions and must pay fees for their services. From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction which accesses their networks. Our card payment processors may have the right to pass any increases in interchange fees and assessments on to us and increase their own fees for processing. Any changes in interchange fees and assessments could increase our operating costs and reduce our operating income. In the past, federal regulators have required Visa and MasterCard to reduce interchange fees. Any material change in credit or debit card interchange rates, including changes in interchange fee limitations, could significantly reduce our Value Added Services revenue and have an adverse effect on our business and operating results.
Our card payment processors require us to comply with payment card network operating rules, including special operating rules for electronic payment service providers to merchants, and we have agreed to reimburse our processors for any fines they are assessed by payment card networks as a result of any rule violations by us or our merchants. The payment card networks set and interpret the card operating rules. From time to time, the networks have alleged that various aspects of our business model violate these operating rules. In the past, all such allegations have been resolved favorably, however, if such allegations are not resolved favorably in the future, they may result in material fines and penalties or require changes in our business practices that may be costly. In addition, the payment card networks could adopt new operating rules or interpret or re-interpret existing rules that we or our processors might find difficult or even impossible to follow, or costly to implement. As a result, we could lose our ability to give customers and their residents the option of using payment cards to fund their payments. If we are unable to accept payment cards or are meaningfully limited in our ability to do so, our business and operating results would be adversely affected.
We face risks in our tenant screening services business that could adversely affect our business and/or operating results.
Our tenant screening services business is subject to a number of complex laws that are subject to varying interpretations, including the FCRA, the Fair Housing Act, and related federal and state regulations. The FCRA continues to be the subject of multiple class-based litigation proceedings, as well as numerous regulatory inquiries and enforcement actions. In addition, entities such as the FTC and the CFPB have the authority to promulgate rules and regulations that may impact our customers and our business and have made various public statements that tenant screening is an area of focus for such agencies. Although we attempt to structure our tenant screening services to comply with relevant laws and regulations, we are routinely accused of not complying with such laws and regulations and have been and may again in the future be found to be in violation of them. In addition, we have been and expect in the future to be subject to routine regulatory inquiries, enforcement actions, class-based litigation and/or indemnity demands.
As previously disclosed, in January 2021, we entered into a settlement agreement with the FTC to resolve allegations that we failed to comply with certain sections of the FCRA. In connection with the settlement, we paid a fine and agreed to ongoing compliance and reporting obligations. Our failure to comply with these obligations could result in material additional penalties or other actions by the FTC or other agencies, including enjoining our ability to provide tenant screening services.

Our potential liability in any enforcement action, class action lawsuit, or significant single plaintiff action could have a material impact on our business, especially given that certain applicable laws and regulations provide for fines or penalties on a per occurrence basis and we participate in a large number of tenant screening transactions. The existence of any such proceeding, whether meritorious or not, may adversely affect our ability to attract customers, result in the loss of existing customers, harm our reputation and cause us to incur defense costs or other expenses.
Errors, defects or other disruptions in our products, or the products of our third-party service providers upon which certain of our products are dependent, could harm our reputation, cause us to lose customers, and result in significant expenditures to correct the problem.
Our customers use our products to manage critical aspects of their businesses. Any errors, defects or other disruptions in our products, or the products of our third-party service providers upon which certain of our products are dependent, may result in loss of or damage to our customers’ data and disruption to our customers’ businesses, which could harm our reputation and subject us to potential liability. Such product problems could be caused by a variety of factors, including infrastructure changes, power or network outages, fire, flood or other natural disasters, human or software errors, viruses, security breaches, fraud or other malicious activity, spikes in customer usage or distributed denial of service attacks. In addition, we provide continuous updates to our products and these updates may contain undetected errors, defects or other disruptions when first introduced. In the past, we have discovered errors, defects, or other disruptions in our updates after they have been released, and similar problems may arise in the future. Real or perceived errors, defects, or other disruptions in our products or the products of our third-party service providers upon which certain of our products are dependent, could result in negative publicity, reputational harm, loss of customers, delay in market acceptance of our products and solutions, loss of competitive position, withholding or delay of payment to us, claims by customers for losses sustained by them and potential litigation or regulatory action. In any such event, we may be required to expend additional resources to help correct the problem or we may choose to expend additional resources to take corrective action even when not required. The costs incurred in correcting any material errors, defects or other disruptions could be substantial. In addition, we may not carry insurance sufficient to offset any losses that may result from claims arising from errors, defects or other disruptions in our products.
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
If our property management customers stop requiring insurance coverage for their units, our operating results could be harmed.
Some of our property management customers require their renters to purchase rental insurance policies. Through wholly owned subsidiaries, we make rental insurance policies available to these renters and, if our customers so elect, add uncovered units to a qualifying liability to landlord insurance policy via a licensed insurance broker. If our property management customers stop requiring renters to purchase rental insurance policies because of regulatory or competitive pressures, demand for our insurance-related risk mitigation products may decline and our revenues and operating results could be adversely affected.
If we fail to maintain relationships with third-party service providers that enable certain functionality within our solutions or provide our customers with specialized technology and services, our business and operating results may be harmed.
Certain functionality of our services is provided, supported or enhanced by third-party service providers, including without limitation functions related to customer relationship management, cloud computing, texting, emailing, electronic payments, tenant screening, and insurance related offerings. Our customers are also able to integrate specialized, third-party technology and services through AppFolio Stack. If our third-party service providers cease providing their products or making them available through AppFolio Stack, our solutions and demand for our solutions would be adversely impacted and our business and operating results would be harmed. In addition, our competitors may be more successful than us in building cost-effective relationships with third parties that enhance their products and services, allow them to provide more competitive pricing, or offer other benefits to their customers. Acquisitions of our third-party service providers by our competitors or others could result in a decrease in the number of current and potential strategic partners willing to establish or maintain relationships with us, and could increase the price at which products or services are available to us. If we are unsuccessful in establishing or maintaining our relationships with third-party service providers, our ability to compete in the marketplace or to grow our customer base and revenue could be impaired, which could negatively impact our operating results.
The development and incorporation of AI in our services may result in reputational harm or liability, which could adversely affect our business and operating results.
We employ machine learning and AI technologies, including generative AI, in our product and service offerings. Research into and continued development of such technologies remains ongoing. As AI represents a rapidly evolving field, it inherently carries a spectrum of risks typical to emerging technologies. We anticipate the enactment of new laws and regulations pertaining to AI use, potentially placing us under increased regulatory oversight, escalating litigation risks, and augmenting our existing obligations regarding confidentiality and privacy. Such developments could negatively impact our business operations. Moreover, AI technologies introduce heightened cybersecurity risks and ethical considerations, potentially affecting our reputation and operational performance. Should we introduce solutions that generate content that is misleading, biased, harmful or controversial due to perceived or actual societal impact, we may face potential harm to our brand and reputation, competitive disadvantages, or legal liabilities. AI algorithms and training methodologies may be flawed. ineffective or inadequate. AI development or deployment practices by us or others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals or society. Further, the legal landscape regarding intellectual property rights in AI technologies remains unsettled in the United States, both in legislation and judicial precedent. Consequently, our employment of AI technologies and features might lead to allegations of infringement or misappropriation of third-party intellectual property rights. This risk is intensified by the current trend of entities swiftly seeking patents and other intellectual property protections in AI to gain a competitive edge. Additionally, generative AI has the capacity to yield inaccurate or misleading results, promote discriminatory outcomes, or perpetuate unintended biases, which risks are exacerbated by the speed and scale that AI has the ability to operate at across our customer base. Despite our efforts to implement measures and develop our AI tools in a manner that enhances security and fairness, these issues may arise due to the direct interaction of users with generative AI models and the inherent unpredictability and power of these technologies. Litigation or government regulation related to the use of AI may also adversely impact our ability to develop and offer products that use AI, as well as increase the cost and complexity of doing so. Potential government regulation related to AI use and ethics may also increase the burden and cost in this area. Failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined. Such outcomes could result in reputational damage and adverse effects on our operational results.
If we are unable to ensure that our solutions keep pace with other technology, our solutions may become less competitive and our operating results may be harmed.
To remain competitive, we must continue to develop new product offerings, applications, features, and enhancements to our products. Maintaining adequate resources to meet the demands of our customers and the market is essential. If we are unable to develop our products and services, including through the development of emerging technologies, such as AI, we may miss market opportunities and our products may become less attractive to users. Our competitors may have or expend a greater amount of resources on improvement of technology, and our failure to maintain adequate development programs or compete effectively could materially and adversely affect our business.
If we are unable to ensure that our solutions interoperate with other technology, our solutions may become less competitive and our operating results may be harmed.
We depend on the interoperability of our platform with web browsers, and in the case of our mobile applications - operating systems, that we do not control. Any changes in such web browsers or systems that degrade the functionality of our solutions or give preferential treatment to competitive services could adversely affect the adoption and use of our solutions. In addition, to deliver high quality solutions, we will need to continuously enhance and modify our functionality to keep pace with technical, contractual, and other changes in Internet-related hardware, mobile operating systems such as iOS and Android, browsers, communication, network and database technologies. We may not be successful in developing enhancements and modifications that operate effectively with these devices, operating systems, web browsers or other technologies or in bringing them to market in a timely manner. Furthermore, uncertainties regarding the timing or nature of new network platforms or technologies, and modifications to existing platforms or technologies, could increase our research and product development expenses. In the event that it is difficult for our customers to access and use our solutions, our solutions may become less competitive, and our operating results could be adversely affected.
We rely upon third-party service providers to host our platform and any disruption of such third-party services would impact our operations and our business could be adversely impacted.
Third-party service providers provide the cloud computing infrastructure we use to host our platform. Any significant disruption of, limitation of our access to or other interference with our use of such third-party services would negatively impact our platform and operations and our business could be harmed. External factors impacting our third-party service providers could affect the availability or speed of our services. If our customers are unable to access our platform or encounter difficulties in doing so, we may lose customers, which could harm our business and results of operations.

Risks Related to Cybersecurity and Data Privacy
Security vulnerabilities in our products, human error, or a breach of our security controls could result in the loss, theft, misuse, unauthorized disclosure, or unauthorized access to customer or employee data, or other confidential or sensitive information, which could harm our customer and/or employee relationships, competitiveness and reputation, and expose us to litigation, fines, or penalties.
Our business involves the storage and transmission of sensitive and proprietary data and personal information collected by or on behalf of our customers, the personal information of our employees, customers, and prospective customers and our proprietary financial, operational and strategic information. Cyber attacks, malicious Internet-based activity, online and offline fraud, and other similar activities may threaten the confidentiality, integrity, and availability of our information technology systems, or those of the third parties upon which we rely, along with the proprietary, confidential, and sensitive data stored in or processed by such systems. As our business grows, the number of individuals using our products, as well as the amount of information we collect, store, and process is increasing, and our brands are becoming more widely recognized, which makes us a greater target for malicious activity. We have incurred, and expect to continue to incur, significant expenses in connection with our efforts to keep our systems, products and networks protected and up to date. However, there can be no assurance that the security measures we employ will prevent malicious or unauthorized access to our systems or information. Furthermore, no security program can entirely eliminate the risk of human error, such as an employee or contractor’s failure to follow one or more security protocols, which has previously occurred and we expect will occur again despite our efforts to train our employees and contractors on cybersecurity issues and enforce our security protocols. Additionally, with many of our employees continuing to work remotely, we face an increased risk of attempted security breaches and incidents. Therefore, despite our significant efforts to keep our systems, products and networks protected and up to date, we may be unable to anticipate new modes for cyber attacks, detect security incidents or react to them in a timely manner, or implement adequate preventive measures, any of which may expose us to a risk of loss, harm to our reputation, litigation, fines, penalties, and potential liability.
Computer malware, ransomware, viruses, social engineering (deepfakes, phishing, smishing and vishing attacks), denial of service or other attacks, employee theft or misuse, and increasingly sophisticated network attacks have become more prevalent in our industry, particularly against cloud service providers. The sophistication of these malicious attacks has also increased, and it appears that cyber crimes and cyber criminal networks, some of which may be state-supported, have been provided substantial resources and may target U.S. enterprises or our customers and their use of our products. Furthermore, the risk of state-supported and geopolitical-related cyber attacks may increase in connection with ongoing global geopolitical tensions. In the past, we have had to take corrective action against cyber attackers to protect our cloud environment. If our security measures are, or are believed to have been breached or otherwise to have failed as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability.
In addition, some of our third-party service providers also collect, store or process our sensitive information and our customers’ data on our behalf. These service providers have been, and continue to be, subject to similar threats of cyber attacks and other malicious Internet-based activities. Our contracts with these third parties may not provide us with adequate remedies in the event of such an incident which could also expose us to risk of loss, litigation, fines, penalties, and potential liability as well as reputational damage.
If our security measures, or the security measures of our third-party service providers, are breached as a result of wrongdoing or malicious activity on the part of our employees, our third-party service providers' employees, our customers’ employees, or any third party, or as a result of any human error or neglect, product defect or otherwise, and this results in the loss, theft, misuse, unauthorized disclosure, or unauthorized access to personal data or other sensitive information, we could incur liability to our customers, employees, and to individuals or organizations whose information was being stored by us or our customers, as well as due to fines, penalties, or actions from payment processing networks or by governmental bodies. If we experience a widespread security breach, our insurance coverage may not offset liabilities actually incurred and insurance may not continue to be available to us on reasonable terms, or at all. In addition, security breaches could result in reputational damage, adversely affect our ability to attract new customers and cause existing customers to reduce or discontinue the use of our products and solutions. Furthermore, the perception by our current or potential customers that our products could be vulnerable to exploitation or that our security measures are inadequate, even in the absence of a particular problem or threat, could reduce market acceptance of our products and solutions and cause us to lose customers.
Privacy laws and regulations could impose additional costs and reduce demand for our services.
We collect, store, process, and transmit personal information relating to our employees, customers, prospective customers, and other individuals. Our customers use our platform to store and transmit a significant amount of personal information relating to their customers, vendors, employees and other industry participants. Federal, state, and foreign government bodies and agencies have adopted, and are increasingly adopting, laws and regulations regarding the collection, use, processing, security and transmission of personal information. For example, the California Consumer Privacy Act ("CCPA") requires certain privacy related disclosures and provides California consumers rights with respect to their personal information, including the right to request deletion of their personal information, the right to receive the personal information on record for them, the right to know what categories of personal information generally are maintained about them, as well as the right to opt-out of certain sales of personal information and sharing personal information for certain advertising purposes. The CCPA also granted a new state agency, the California Privacy Protection Agency, powers to adopt and enforce regulations interpreting the CCPA. In addition, the CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation.
In addition to California, we are currently subject to comprehensive privacy laws across multiple states and in 2025 will be subject to new comprehensive privacy laws in Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, and Tennessee. These laws and regulations have increased, and will likely continue to increase, the complexity of our data collection and processing practices and policies and the cost of compliance to deliver our services. Additionally, we may incur substantial costs and expenses related to an increased exposure to regulatory enforcement and/or litigation. Despite our efforts, we cannot guarantee that we will be able to maintain full compliance with constantly evolving, and sometimes conflicting, data privacy laws in the jurisdictions in which we operate. If our privacy or data security measures fail to comply with current or future laws and regulations, we may be subject to claims, legal proceedings or other actions by individuals or governmental authorities based on privacy or data protection regulations and our privacy commitments to customers or others.
In addition to government regulation, privacy advocates and industry groups may propose various self-regulatory standards that may legally or contractually apply to our business. As new laws, regulations and industry standards take effect and we offer new services, we will need to understand and comply with various new requirements, which may impede our plans for growth or result in significant additional costs. These laws, regulations and industry standards have had, and will likely continue to have, negative effects on our business, including by increasing our costs and operating expenses, and/or delaying or impeding our deployment of new or existing core functionality or Value Added Services. Failure to comply with these laws, regulations and industry standards could result in negative publicity, subject us to fines or penalties, expose us to litigation, or result in demands that we modify or cease existing business practices. Furthermore, privacy concerns may cause residents, vendors, employees and other industry participants to resist providing the personal information necessary to allow our customers to use our applications effectively, which could reduce overall demand for our services. Any of these outcomes could adversely affect our business and operating results.
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
Many of the companies with which we compete for experienced personnel have greater name recognition and financial resources than we have. As a result, we may have greater difficulty retaining and hiring skilled personnel than our competitors. In addition, existing and prospective employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, we are unable to offer equity awards in competitive amounts, or if the price of our Class A common stock experiences significant volatility, this may adversely affect our ability to retain and recruit highly skilled employees. If we are unable to retain and attract the personnel necessary to execute our growth plan, we may be unable to achieve our strategic objectives and our operating results may suffer. In addition, from time-to-time there may be changes in our management team that may be disruptive to our business.
Our corporate culture has contributed to our success and, if we cannot continue to foster this culture, we could lose the passion, creativity, teamwork, focus and innovation fostered by our culture.
We believe that our corporate culture has been and will continue to be a key contributor to our success. If we do not continue to preserve our corporate culture or maintain our core values as we grow and evolve, we may be unable to foster the passion, creativity, teamwork, focus and innovation we believe we need to support our growth. Any failure to preserve our culture could also negatively affect our ability to recruit and retain personnel and to effectively focus on and pursue our strategic objectives. As we grow, we may find it difficult to maintain our corporate culture.
Risks Related to Our Industry
All of our revenues are presently generated by sales to customers in the real estate industry, and factors that adversely affect that industry, or our customers within it, could also adversely affect us.
We expect that our real estate industry customers will continue to account for a significant portion or all of our revenue for the foreseeable future. Demand for our solutions and services could be affected by factors that are unique to and adversely affect the real estate industry and our customers within it. If the real estate industry declines, our customers may decide not to renew their subscriptions or they may cease using our Value Added Services to reduce costs to remain competitive. Higher interest rates may make it difficult or impossible for our customers to obtain financing and increase their cost of capital, which could negatively impact the demand for our solutions and services, increase customer attrition, and impact our operating results. In addition, we could lose real estate customers as a result of acquisitions or consolidations, bankruptcies or other financial difficulties facing our real estate customers, new or enhanced legal or regulatory regimes that negatively impact the real estate industry, and conditions or trends specific to the real estate industry such as the economic factors that impact the rental market.
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
We could face antitrust challenges, which could harm our business and operating results.
Algorithmic pricing tools in our industry have been subject to antitrust challenges in the form of criminal and civil investigations, regulatory enforcement actions, and private class actions. Although we believe our services are compliant with antitrust laws, including because our services use only publicly available data, we may face similar challenges, which regardless of merit, could cause us to incur significant expenses, distract management, damage our reputation, and result in substantial fines, damages, and/or settlement costs all of which could adversely affected our business and operating results.
Risks Related to Growing Our Business
Our inability to effectively maintain and enhance our brands could adversely affect our ability to attract new customers and negatively affect our business and operating results.
Maintaining and enhancing our brands is critical to achieving widespread awareness and acceptance of our solutions as well as maintaining and expanding our customer base, which is a key component of our strategy. We expect the importance of brand recognition will increase, as competition for our products and services increases. If we do not continue to build awareness of our brands, we will be at a competitive disadvantage compared to companies whose brands are, or become, more recognizable than ours. Maintaining and enhancing our brands requires us to make substantial investments, and these investments may not result in commensurate increases in our revenue. In addition, new and existing technologies, industry trends, and laws that restrict online advertising or that affect our ability to customize and target advertising may require us to significantly increase our marketing costs to generate and capture demand and maintain our brand awareness, level of sales, and operating results. Moreover, our efforts to maintain and enhance our brands could be impacted by negative publicity or reputational harm from adverse events, such as lawsuits, customer or third-party-service provider disputes, or cybersecurity incidents. If we fail to successfully maintain and enhance our brands, or if we make investments that are not offset by increased revenue, our operating results could be adversely affected.

If we fail to manage our growth effectively, our costs and operating expenses may increase without corresponding increases in revenue, which would adversely affect our operating results.
We have experienced, and anticipate that we will continue to experience, significant growth in the size, complexity, and diversity of our business. This growth has placed, and we expect that it will continue to place, a significant strain on our administrative, operational, and financial resources. Our future success depends, in part, on our ability to manage this growth effectively. For example, to grow our customer base and facilitate the continuous launch and refinement of our products and services we invest significantly in our sales, marketing, and product development organizations as well as software and systems to support the efficient operation of such organizations. There is no guarantee that these or similar investments to support our growth will be successful. If we are unable to manage our growth successfully and efficiently, it could result in increased costs and operating expenses without corresponding increases in revenue, which would adversely affect our operating results.
If we do not accurately predict and respond promptly to rapidly evolving technological developments and customer needs, the demand for our products and our business and operating results may be harmed.
Customer demands are constantly changing in response to new technology and other market factors. To compete effectively, we must identify and innovate in the right technologies, accurately predict our customers’ evolving needs, and continually improve our own technology platform. If we fail to execute against any of the foregoing, our business, financial condition and operating results may be harmed. In addition, the widespread adoption of quickly evolving disruptive technology products, such as generative AI, may significantly impact the real estate industry, even if such products are not specifically designed to apply directly to the real estate industry. The adoption of such new technologies could significantly reduce the number or demand of our customers, thereby reducing our revenue, which could materially impact our business, financial condition and operating results.
We participate in an intensely competitive market and our business could be harmed if we do not compete effectively.
The market for cloud-based business management solutions has relatively low barriers to entry and is global, highly competitive and continually evolving in response to a number of factors, including changes in technology, operational requirements, and laws and regulations. We compete with both other real estate industry cloud-based solution providers and providers of broad cloud-based solutions across multiple industries. We also face competition from numerous cloud-based solution providers that focus almost exclusively on one or more point solutions. Our competitors include established vendors, as well as newer entrants in the market. Our established competitors may have greater name recognition, longer operating histories, and significantly greater resources, which allows them to respond more quickly and effectively to new or changing opportunities or challenges, technologies, operational requirements and industry standards. Our competitors who are new entrants to the market, and generally smaller, may have more nimble operations due to having fewer products and less overhead and may be willing to take legal and operational risks, which allows them to launch products and meet customer demand more quickly and efficiently. Regardless of size, our current and potential competitors may develop, market and sell new technologies with comparable functionality to our solutions, which could cause us to lose customers, slow the rate of growth of new customers and/or cause us to decrease our prices to remain competitive. If we are unable to differentiate ourselves from our competitors and drive value for our customers or otherwise compete effectively against any of these competitive threats, our business, financial condition and results of operations could be harmed.
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
If we are unable to successfully expand sales of our solutions to new markets, our business, financial condition, and operating results may suffer.
Our growth strategy requires expanding sales of our solutions to new markets within the real estate space. These new markets include larger and mixed-use customers. Acceptance of our current and future solutions in new markets will depend on numerous factors, including our ability to provide more sophisticated functionality and features, the pricing of our solutions relative to competitive products, perceptions about the security, privacy and availability of our solutions relative to competitive products, and the time-to-market of updates and enhancements to our solutions. There is no guarantee we will be successful in achieving all or any of the foregoing. Additionally, sales to new markets will involve risks that are not present, or are present to a lesser extent, in sales to the markets we currently serve. Such risks may include new regulatory regimes, longer sale cycles, increased chance of litigation with customers, increased risk and impact of reputational harm, and increased competition. We may not be able to sufficiently mitigate such risks, which would impact our ability to successfully expand our business. If we are unable to successfully expand sales of our solutions to new markets, our revenue may increase at a slower rate than we expect and may even decline, which could adversely affect our business, financial condition and operating results.

Our business depends substantially on existing customers renewing their subscriptions with us and expanding their use of our Value Added Services, and a decline in either could adversely affect our operating results.
For us to maintain or increase our revenue and improve our operating results, it is important that our existing customers continue to use our core solutions, as well as continue to use and increase their adoption and utilization of our Value Added Services. Our customers may not renew their subscriptions with us, continue to expand their adoption and utilization of our Value Added Services, or use our Value Added Services at all for a variety of reasons, including macroeconomic pressures on the real estate market, competitive displacement, and reputational harm. If our existing customers do not renew their subscriptions and increase their adoption and utilization of our existing or newly developed Value Added Services, our revenue may increase at a slower rate than we expect and may even decline, which could adversely affect our financial condition and operating results. A reduction in the number of our existing customers, even if offset by an increase in new customers, could reduce our revenue and operating margins.
We manage our business to achieve long-term growth, which may not be consistent with the short-term expectations of some investors.
We make product decisions and pursue opportunities that are consistent with our strategic objective to achieve long-term growth. These decisions and opportunities may not be consistent with the short-term expectations of some investors, and may cause significant fluctuations in our results of operations and our stock price from period to period. In addition, notwithstanding our intention to make strategic decisions and pursue opportunities that positively impact long-term value, the decisions we make and opportunities we pursue may not produce the long-term benefits we expect, which could materially affect our business, financial condition and results of operation.
Our acquisition of other companies may subject us to risks.
We have acquired, and may in the future acquire, other companies (such as our acquisition of Move EZ, Inc. in 2024) or technologies to complement or expand our products and solutions, optimize our technical capabilities, enhance our ability to compete, or otherwise advance our strategic objectives. We have limited experience and success in acquiring other businesses and we may not be able to effectively integrate acquired assets, technologies, personnel and operations or achieve the anticipated synergies or other benefits from the acquired business due to the inherent risks associated with acquisitions. If an acquisition fails to meet our expectations in terms of its contribution to our overall business strategy or results of operations, or if the costs of acquiring or integrating the acquired business exceed our estimates, our business, results of operations, strategic objectives, and financial condition may suffer.
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets. We are required to test goodwill and any other intangible assets with an indefinite life for possible impairment on an annual basis, or more frequently, when circumstances indicate that impairment may have occurred. We are also required to evaluate amortizable intangible assets and fixed assets for impairment if there are indicators of a possible impairment. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our results of operations based on this impairment assessment process, which could adversely affect our results of operations.
Risks Related to Intellectual Property Matters
Failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brands, which could harm our business.
We currently rely on patent, trademark, copyright and trade secret laws, trade secret protection, and confidentiality, invention assignment, license and other agreements with our employees, customers, third-party service providers and others to protect our intellectual property rights which are important to our future success. In addition, we utilize third-party platforms to host our code for version control and collaboration and rely on the security features made available by such platforms to prevent unauthorized access to our code. Our success and ability to compete depend, in part, on our ability to continue to protect our intellectual property, including our code, proprietary technology and brands. If we are unable to protect our intellectual property rights adequately or the security controls made available by our code hosting partners are compromised and our code is improperly accessed, which has previously occurred and could occur again in the future, our competitors could use the intellectual property we have developed to enhance their own products and services, which could harm our business. In addition, third parties may independently develop technologies or products that compete with ours, and we may be unable to prevent such competition. We cannot be certain that our means of protecting our intellectual property rights will be adequate or that our competitors will not independently develop similar technologies or products. To monitor and protect our intellectual property rights, we may be required to expend significant resources. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management, and result in the impairment or loss of portions of our intellectual property or require us to pay costly royalties. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our business, financial condition and operating results.

We may be sued by third parties for alleged infringement of their proprietary rights, which could cause us to incur significant expenses and require us to pay substantial damages.
Our success depends, in part, on us refraining from infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may legally own or claim to own intellectual property relating to our technology or solutions, including without limitation technology we develop and build internally and/or acquire. From time to time, our competitors or other third parties may claim that we are infringing upon their intellectual property rights. Any claims or litigation, regardless of merit, could cause us to incur significant expenses, distract management, and, if successfully asserted against us, could require that we pay substantial damages, settlement costs or ongoing royalty payments, require that we comply with other unfavorable license and other terms, or prevent us from offering our solutions in their current form, including due to the unavailability of commercially reasonable licensing terms.
Our solutions contain open source and third-party software, which may pose risks to our proprietary source code and/or introduce security vulnerabilities, and could have a material adverse impact on our business and operating results.
We use open source software in our solutions and expect to continue to do so in the future. The terms of many open source licenses to which we are subject have not been interpreted by United States or foreign courts, and there is a risk that open source licenses could be construed in a manner that imposes unanticipated conditions, restrictions or costs on our ability to provide or distribute our solutions. Additionally, we may from time to time face claims from third parties alleging ownership of, or demanding release of, the open source software or of derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license in a manner that would harm our business or competitive position. These claims could result in litigation, which could be costly for us to defend, and could require us to make our source code freely available, purchase a costly license or cease offering the implicated functionality unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and product development resources, and we may not be able to complete it successfully or in a timely manner. In addition to risks related to license requirements, usage of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. We also use third-party commercial software in our solutions and expect to continue to do so in the future. Third-party commercial software or open source software is developed outside of our direct control and may introduce security vulnerabilities that may be difficult to anticipate or mitigate. Further, there is no guarantee that third-party software developers or open source software providers will continue to maintain and update the third-party software that we use. Should development of in-use third-party software or open source software cease, significant engineering effort may be required to create an in-house solution. These risks could be difficult to eliminate or manage, and could a material adverse impact on our business and operating results.
Risks Related to Our Financial Results
As our business grows, we expect our revenue growth rate to decline over the long term.
You should not rely on our prior revenue growth as an indication of our future revenue growth. While we have experienced significant revenue growth in prior periods, we expect it to decline over the long term due to increasing competition, a decrease in the growth rate of our overall market or other reasons.
We expect to make substantial investments across our organization to grow our business, which may impact profitability.
To implement our business and growth strategy, we have made and will continue to make substantial investments across our organization and, as a result, our expenses may increase significantly impacting profitability. For example, we intend to continue to make substantial investments in, among other things: our research and product development organization to enhance the ease of use and functionality of our solutions and develop new products; our sales and marketing organization, including expansion of our sales and marketing programs, to increase the size of our customer base and increase adoption and utilization of new and existing Value Added Services by our new and existing customers; and maintaining and expanding our technology infrastructure and operational support to promote the security and availability of our products and solutions. Even if we are successful in growing our customer base and increasing revenue from new and existing customers, we may not be able to generate additional revenue in an amount that is sufficient to keep pace with our expenses.
Our quarterly results may fluctuate significantly and period-to-period comparisons of our results may not be meaningful.
Our quarterly results, including the levels of our revenue, costs, operating expenses, and operating margins, may fluctuate significantly in the future, and period-to-period comparisons of our results may not be meaningful. For example, we typically experience seasonality in our Value Added Services revenue due to seasonally higher leasing activities in the second quarter, which results in a sequential increase in revenue in the first, second, and third quarters and a sequential decline in revenue in the fourth quarter. Accordingly, the results of any one quarter should not be relied upon as an indication of our future performance. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional details regarding the seasonality of our revenue.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50% over a rolling three-year period. Similar rules may apply under state tax laws. It is possible that our existing net operating loss and/or credit carryforwards may be subject to limitations arising from ownership changes. There is also a risk that due to legislative changes, such as suspensions on the use of net operating loss carryforwards, or other unforeseen reasons, our existing net operating loss carryforwards could expire or otherwise be unavailable to offset future income tax liabilities.
Risks Related to Our Common Stock
The market price of our Class A common stock may be volatile or may decline regardless of our operating performance, which could result in substantial losses for our stockholders.
The market price of our Class A common stock has been, and is likely to continue to be, highly volatile. Fluctuations in the price of our Class A common stock could cause our stockholders to lose all or part of their investments. The market price of our Class A common stock could be subject to fluctuations in response to many of the risk factors discussed in this Annual Report and other factors beyond our control, including without limitation:
•actual or anticipated fluctuations in our financial condition or results of operations;
•changes in the estimates of our operating results;
•changes in recommendations by securities analysts or the failure of securities analysts to maintain coverage of us;
•announcements of new products, services, technologies, or pricing;
•fluctuations in our valuation or the valuation of similarly situated companies;
•changes to our management team;
•trading activity by insiders or the market’s perception that insiders intend to sell their shares;
•the trading volume of our Class A common stock, including sales upon exercise of outstanding options or vesting of equity awards; and
•the overall performance of the equity markets as well as general economic and market conditions.
Such factors could cause the market price of our Class A common stock to decline or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.
In addition, the stock market for technology companies has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our Class A common stock, regardless of our actual operating performance.
The dual class structure of our common stock concentrates voting control with a limited number of stockholders, including our directors and principal stockholders, effectively limiting other stockholders' ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of December 31, 2024, the holders of the outstanding shares of our Class B common stock, including our directors and principal stockholders, collectively held approximately 85% of the combined voting power of our outstanding capital stock. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our outstanding capital stock and therefore control the election of a majority of our directors and thereby have the power to control our affairs and policies, including the appointment of management and strategic decisions, as well as matters that are submitted to a vote by our holders of our common stock. The interests of the holders of our Class B common stock may be inconsistent with or adverse to those of the holders of our Class A common stock. This concentrated control may also have the effect of delaying, deterring or preventing a change-in-control transaction, depriving our stockholders of an opportunity to receive a premium for their capital stock or negatively affecting the market price of our Class A common stock. In addition, transfers by holders of our Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions. The conversion of our Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of the holders of our Class B common stock who retain their shares over the long term.
We cannot predict the impact that our capital structure may have on our stock price.

Several shareholder advisory firms are opposed to the use of multiple class structures such as ours. As a result, shareholder advisory firms may publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any actions or publications by shareholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock. In addition, certain institutional investors and investment funds may be prohibited from investing in, or reluctant or unwilling to invest in entities with multiple class structures due to a lack of ability to meaningfully influence corporate affairs and policies through voting. Such prohibitions, reluctance and unwillingness may make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.
We do not expect to pay any dividends in the foreseeable future.
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
Our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws contain provisions that could have the effect of rendering more difficult hostile takeovers, change-in-control transactions or changes in our Board of Directors or management. Among other things, these provisions authorize the issuance of preferred stock with powers, preferences and rights that may be senior to our common stock, provide for a staggered three-class Board of Directors, prohibit our stockholders from filling vacancies on our Board of Directors or calling special stockholder meetings, require the vote of at least two-thirds of the combined voting power of our outstanding capital stock to approve amendments to our Amended and Restated Certificate of Incorporation or Bylaws, and require the approval of the holders of at least a majority of the outstanding shares of our Class B common stock voting as a separate class prior to consummating a change-in-control transaction. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which may delay, deter or prevent a change-in-control transaction. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock. Any provision of Delaware law, our Amended and Restated Certificate of Incorporation, or our Amended and Restated Bylaws that has the effect of rendering more difficult, delaying, deterring or preventing a change-in-control transaction could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our Class A common stock.
Risks Related to Macroeconomic Conditions
Global and regional economic conditions could harm our business.
Adverse global and regional economic conditions, including, but not limited to, recessionary or inflationary pressures, tightening in the credit markets, extreme volatility or distress in the financial markets, supply chain issues, reduced consumer confidence or economic activity, government fiscal and tax policies, geopolitical events, and other negative financial news or macroeconomic developments could have a material adverse impact on the demand for our products and services or cause us to experience increased costs that could negatively affect our operating results.
Government regulations and laws are continuously evolving and unfavorable changes could adversely affect our operating results, subject us to litigation or governmental investigation, or otherwise harm our business.
In addition to regulations and laws directly applicable to our products and services, we are subject to general business regulations and laws. Unfavorable regulations, laws, and administrative or judicial decisions interpreting or applying laws and regulations applicable to our business could subject us to litigation or governmental investigation and increase our cost of doing business, any of which may adversely affect our operating results. In addition, the application of federal, state and local tax laws to services provided electronically is continuously evolving. New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted or amended at any time, possibly with retroactive effect, and could be applied solely or disproportionately to services provided over the Internet. These enactments or amendments could adversely affect our sales activity due to the inherent cost increase such taxes would represent and could ultimately result in a negative impact on our operating results. In addition, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, modified or applied adversely to us, possibly with retroactive effect, which could require us or our customers to pay additional tax amounts, as well as require us or our customers to pay fines or penalties, as well as interest on past amounts. If we are unsuccessful in collecting such taxes due from our customers, we could be held liable for such costs, thereby adversely impacting our operating results.
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
Our business operations are subject to interruption by natural disasters, flooding, fire, power shortages, health epidemics, terrorism, political unrest, telecommunications failure, vandalism, cyber-attacks, geopolitical instability, war, the effects of climate change (such as drought, wildfires, hurricanes, and increased storm severity) and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, decrease demand for our services, and cause us to incur substantial expense. Our insurance may not be sufficient to cover losses or additional expenses that we may sustain. The majority of our research and development activities, offices, information technology systems, and other critical business operations are located near major seismic faults in California. Customer data could be lost, significant recovery time could be required to resume operations and our financial condition and operating results could be adversely affected in the event of a major natural disaster or catastrophic event. In addition, the impacts of climate change on the global economy and our industry are rapidly evolving. We may be subject to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business.
ITEM 1B.     UNRESOLVED STAFF COMMENTS
    None.
ITEM 1C. CYBERSECURITY
Cybersecurity and Risk Management Strategy
Our business involves the storage and transmission of a significant amount of confidential and sensitive information. As a result, we take the confidentiality, integrity, and availability of such information seriously and invest significant time, effort, and resources into protecting such information. Our cybersecurity risk management strategy is designed with the foregoing principles in mind and prioritizes detecting and responding to threats and effective management of security risks.
To implement our cybersecurity risk management strategy, we maintain comprehensive processes and safeguards to secure the data we hold and to assess, identify and manage material risks from cybersecurity threats, including:
•encrypting sensitive data, utilizing a robust 24/7/365 security monitoring system;
•regularly assessing product features for security vulnerabilities;
•periodically conducting internal penetration tests; and
•providing our customers with multi-factor authentication options to help them effectively protect their information.
We also maintain data and cybersecurity protection and control policies to facilitate a secure environment for sensitive information and to ensure the availability of critical data and systems. We have processes in place to assess, identify and manage vendor cybersecurity risks, which include initial and periodic security program reviews and, in cases where personal information is shared, ongoing cybersecurity and privacy obligations that are documented in data processing agreements. Our cybersecurity policies, standards, and processes are informed by a variety of industry standards and best practices, including the NIST Cybersecurity Framework and ISO 27001.
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
Cybersecurity Governance
The Risk and Compliance Oversight Committee of our Board of Directors (the "RCOC") is responsible for overseeing and reviewing AppFolio's cybersecurity program and cybersecurity risk exposure and the steps taken to monitor and mitigate such exposure. The RCOC updates the full Board of Directors on cybersecurity matters as appropriate.

Our information security team is led by our Chief Information Security Officer ("CISO"), who has served in the role since 2015 and has experience in application security, intrusion detection, penetration testing, complex threat modeling, and unconventional cyber-attack vectors. The CISO oversees a team of information security professionals who are devoted full time to assessing, identifying and managing cybersecurity threats on a day-to-day basis. The CISO attends each quarterly meeting of the RCOC to brief members on information security matters and discuss cybersecurity risks generally.
In addition, our management team has established an Enterprise Risk Management Program (the "ERM Program"), which includes processes designed to assess, identify, manage, categorize, and monitor key current and evolving risks facing AppFolio, including cybersecurity risks. Management is made aware of current and evolving cybersecurity risks through ERM Program reporting and periodic updates at weekly executive leadership team meetings. In the event of a material or potentially material cybersecurity incident, senior members of management are promptly informed of such incident and oversee response and disclosure efforts pursuant to the terms of a documented incident response plan.
Notwithstanding the foregoing efforts, there can be no assurance that our cybersecurity risk management program will entirely eliminate all risks from cybersecurity threats or incidents. Like many other businesses, we have experienced, and expect to continually be subject to, cyber-attacks. While these past cyber-attacks have not materially affected and, in our belief, are not reasonably likely to materially affect us, future cybersecurity incidents and threats may materially affect us, including by affecting our business strategy, results of operations, or financial condition. See Item 1A., "Risk Factors" for additional details regarding cybersecurity risks.
ITEM 2.         PROPERTIES
Our corporate headquarters is located in Santa Barbara, California, where we lease approximately 87,000 square feet of space. We also lease office space in several other U.S. cities. We do not own any real estate.
We believe our current facilities are adequate for our current needs and that, should it be needed, suitable additional or alternative space will be available to us to accommodate any such expansion of our operations.
ITEM 3.        LEGAL PROCEEDINGS
From time to time, we are involved in various investigative inquiries, legal proceedings and disputes arising from or related to matters incident to the ordinary course of our business activities, including actions with respect to intellectual property, employment, labor, regulatory and contractual matters. Although the ultimate outcome of such investigative inquiries, legal proceedings and other disputes cannot be predicted with certainty, we do not believe that any such pending investigative inquires, legal proceedings and other disputes, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows.
For additional information regarding legal proceedings, refer to Note 12, Commitments and Contingencies of our Consolidated Financial Statements.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for our Common Stock
Our Class A common stock is listed on the NASDAQ Global Market under the symbol "APPF".
Our Class B common stock is not listed or traded on any stock exchange.
Holders of Record
At January 30, 2025, there were 30 holders of record of our Class A common stock and 55 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We do not anticipate declaring or paying any cash dividends to holders of our capital stock in the foreseeable future and intend to retain all future earnings for use in the growth of our business.
Stock Performance Graph
The following performance graph compares the cumulative total return on our Class A common stock with that of the S&P 500 Index and the NASDAQ Computer Index. This graph assumes that, at the close of market on December 31, 2019, $100 was invested in our Class A common stock, the S&P 500 Index and the NASDAQ Computer Index, and assumes the reinvestment of any dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Total Return Performance
350
300
250
200
150
100
50
Index Value
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
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
Unregistered Sales of Equity Securities and Purchases of Equity Securities
None.
ITEM 6.     [RESERVED]

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition, results of operations and liquidity should be read together with our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report.

The following discussion and analysis of our financial condition and results of operations includes 2024 and 2023 items and year-over-year comparisons between 2024 and 2023. For discussion of 2022 items and year-over-year comparisons between 2023 and 2022, refer to Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023.
Overview
We are a technology leader powering the future of the real estate industry. We provide a cloud-based platform on which our customers operate their businesses. We help our customers navigate an increasingly interconnected and growing network of stakeholders in their business ecosystems, including property managers, property investors, potential residents, residents, and vendors. We also provide key functionality related to critical transactions across the real estate lifecycle, including screening potential residents, sending and receiving payments, and providing insurance-related risk mitigation services. Our services enable our customers to connect communities, increase operational efficiency, deliver exceptional customer experiences, and improve financial and operational performance.
Key Business Metric
We monitor the key business metric set forth below to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.
Property management units under management. We believe that our ability to increase the number of property management units under management is an indicator of our market penetration, growth, and potential future business opportunities. We define property management units under management as active or committed units under management at the period end date. We had 8.7 million and 8.2 million property management units under management, as of December 31, 2024 and 2023, respectively.
Seasonality
We have historically experienced seasonality in our Value Added Services revenue due to seasonally higher leasing activities in the second quarter. Specifically, higher tenant applications in the second quarter typically result in increased use by our property management customers of our tenant screening services and, in the third quarter once resident move-ins have occurred, higher demand for our risk mitigation services. Because of the seasonality in our Value Added Services, we typically experience a sequential increase in revenue in the first, second, and third quarters and a sequential decline in revenue in the fourth quarter. Moreover, if macroeconomic factors in a given fiscal year impact tenant behavior, our product portfolio mix, or the adoption rate of our other less seasonally impacted Value Added Services, the effect that seasonal factors have on our revenue may be exacerbated. Although these seasonal factors are common in the real estate industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.
Key Components of Results of Operations
Revenue
Our core solutions and certain of our Value Added Services are offered on a subscription basis. The subscription fees for our core solutions vary by property type and are designed to scale with the size of our customers’ businesses. We recognize revenue for subscription-based services on a straight-line basis over the contract term beginning on the date that our service is made available. We generally invoice monthly or, to a lesser extent, annually in advance of a subscription period.
We also offer certain Value Added Services, which are not covered by our subscription fees, on a per-use basis. Usage-based fees are charged either as a percentage of the transaction amount (e.g., for certain of our electronic payment services) or on a flat fee per transaction basis generally with no minimum usage commitments (e.g., for our tenant screening and risk mitigation services). We recognize revenue for usage-based services in the period the service is rendered. Our payments services fees are recorded gross of any interchange and payment processing related fees. We generally invoice our usage-based services on a monthly basis or collect the fee at the time of service. A significant majority of our Value Added Services revenue comes from the use of our electronic payment services, tenant screening services, and risk mitigation services.
In addition, we charge our customers for assistance onboarding onto our core solutions and for certain other non-recurring services. We generally invoice for these other services in advance of the services being completed and recognize revenue in the period the service is rendered. We also generate revenue from the legacy customers of businesses we acquire that provide standalone services outside of our platform. Revenue derived from these services is recorded in Other revenue. As of December 31, 2024 and 2023, we had 20,784 and 19,737 property management customers, respectively.

Costs and Operating Expenses
Cost of Revenue (Exclusive of Depreciation and Amortization). Many of our Value Added Services are facilitated by third-party service providers. Cost of revenue paid to these third-party service providers includes, without limitation, the cost of electronic interchange and payment processing-related services to support our payments services, the cost of credit reporting services for our tenant screening services, and various costs associated with our risk mitigation service providers. These third-party costs vary both in amount and as a percent of revenue for each Value Added Service offering. Cost of revenue also includes personnel-related costs for our employees focused on customer service and the support of our operations (including salaries, cash bonuses, benefits, and stock-based compensation), platform infrastructure costs (such as data center operations and hosting-related costs), and allocated shared and other costs. Cost of revenue excludes depreciation of property and equipment, amortization of capitalized software development costs and amortization of intangible assets.
Sales and Marketing. Sales and marketing expense consists of personnel-related costs for our employees focused on sales and marketing (including salaries, sales commissions, cash bonuses, benefits, and stock-based compensation), costs associated with sales and marketing activities, and allocated shared and other costs. Marketing activities include advertising, online lead generation, lead nurturing, customer and industry events, and the creation of industry-related content and collateral. We focus our sales and marketing efforts on generating awareness of our software solutions, creating sales leads, establishing and promoting our brands, and cultivating an educated community of successful and vocal customers.
Research and Product Development. Research and product development expense consists of personnel-related costs for our employees focused on research and product development (including salaries, cash bonuses, benefits, and stock-based compensation), fees for third-party development resources, and allocated shared and other costs. Our research and product development efforts are focused on expanding functionality and the ease of use of our existing software solutions by adding new core functionality, Value Added Services and other improvements, as well as developing new products and services. We capitalize our software development costs that meet the criteria for capitalization. Amortization of capitalized software development costs is included in depreciation and amortization expense.
General and Administrative. General and administrative expense consists of personnel-related costs for employees in our executive, finance, information technology, human resources, legal, compliance, and administrative organizations (including salaries, cash bonuses, benefits, and stock-based compensation). In addition, general and administrative expense includes fees for third-party professional services (including audit, legal, compliance, and tax services), regulatory fees, other corporate expenses, impairment of long-lived assets, gains on lease modifications, and allocated shared and other costs.
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
(Benefit from) provision for income taxes. (Benefit from) provision for income taxes consists of federal and state income taxes in the United States.
Results of Operations
Revenue

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Core solutions	$180,605	$156,692	$23,913	15%
Value Added Services	605,011	454,098	150,913	33
Other	8,586	9,655	(1,069)	(11)
Total revenue	$794,202	$620,445	$173,757	28%
The increase in revenue for the year ended December 31, 2024, compared to the prior year, was primarily attributable to an increase in the usage of our electronic payment, tenant screening, and risk mitigation services. During the year ended December 31, 2024, we experienced growth of 6% in the number of property management units under management compared to the prior year, which drove growth in both the number users and usage of our subscription and usage-based services.

Our electronic payment services experienced increased usage during the comparative periods as residents, property managers, and owners transacted more business online. In addition, we stopped waiving eCheck (ACH) transaction fees beginning in the third quarter of 2023. Our tenant screening and risk mitigation services usage also increased during the comparative periods, driven by higher adoption and growth in units under management, respectively.
We expect total revenue for the year ending December 31, 2025 to increase compared to the year ended December 31, 2024 as we continue to add new customers and property management units under management, along with increased adoption and usage of our Value Added Services.
Cost of Revenue (Exclusive of Depreciation and Amortization)

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$282,067	$238,076	$43,991	18%
Percentage of revenue	35.5%	38.4%
Stock-based compensation, included above	$4,522	$3,703	$819	22%
Percentage of revenue	0.6%	0.6%
Cost of revenue (exclusive of depreciation and amortization) for the year ended December 31, 2024, increased primarily due to increases in expenditures to third-party service providers related to the delivery of our Value Added Services of $40.7 million compared to the prior year. This increase was directly associated with the increased adoption and utilization of our Value Added Services. Allocated shared and other costs increased by $3.5 million for the year ended December 31, 2024, compared to the prior year, primarily related to investment in platform infrastructure in support of our overall growth.
We expect cost of revenue (exclusive of depreciation and amortization) for the year ending December 31, 2025, to stay relatively flat as a percentage of revenue compared to the year ended December 31, 2024.
Sales and Marketing

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Sales and marketing	$110,597	$107,602	$2,995	3%
Percentage of revenue	13.9%	17.3%
Stock-based compensation, included above	$8,030	$5,983	$2,047	34%
Percentage of revenue	1.0%	1.0%
Sales and marketing expense for the year ended December 31, 2024 increased compared to the prior year, primarily due to a $2.4 million increase in advertising and promotion expense and a $3.4 million increase related to our FUTURE conference. These increases were partially offset by a $1.5 million reduction in personnel-related costs, including cash bonuses and stock-based compensation. The reduction in personnel-related costs included $3.8 million of severance and related personnel expenses from a workforce reduction in the third quarter of 2023. For additional information, see Note 17, Workforce Reduction, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
For the year ended December 31, 2024, stock-based compensation increased due to additional grants to current and new employees with higher grant date fair value.
We expect sales and marketing expense for the year ending December 31, 2025 to slightly increase as a percentage of revenue compared to the year ended December 31, 2024 as we increase awareness and presence through targeted go-to-market investment.

Research and Product Development

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Research and product development	$160,375	$151,364	$9,011	6%
Percentage of revenue	20.2%	24.4%
Stock-based compensation, included above	$25,414	$20,974	$4,440	21%
Percentage of revenue	3.2%	3.4%
Research and product development expense for the year ended December 31, 2024 increased compared to the prior year. The increase was mainly due to a $4.8 million rise in personnel-related costs, including cash bonuses and stock-based compensation. These costs, net of capitalized software development costs, were driven by headcount growth and higher salaries as we continued to invest in innovation. Additionally, there was a $4.2 million increase in allocated shared and other costs, largely due to higher technology expense. The increase in personnel costs was partially offset by $3.4 million in severance and related expenses from a workforce reduction in the third quarter of 2023. For additional information, see Note 17, Workforce Reduction, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
For the year ended December 31, 2024, stock-based compensation increased due to additional grants to current and new employees with higher grant date fair value.
We expect research and product development expenses for the year ending December 31, 2025 to decrease as a percentage of revenue compared to the year ended December 31, 2024, as we continue to leverage headcount efficiencies.
General and Administrative

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
General and administrative	$85,974	$93,452	$(7,478)	(8)%
Percentage of revenue	10.8%	15.1%
Stock-based compensation, included above	$22,361	$21,704	$657	3%
Percentage of revenue	2.8%	3.5%
General and administrative expense for the year ended December 31, 2024 decreased compared to the prior year, primarily due to a $15.4 million decrease in personnel-related costs, including cash bonuses and stock-based compensation, which was partially offset by a $7.8 million increase in allocated shared and other costs. The decrease in personnel-related costs was primarily due to the $14.9 million separation costs incurred in the first quarter of 2023 in connection with our former Chief Executive Officer's separation and the $2.5 million severance related expenses from a workforce reduction in the third quarter of 2023. For additional information, see Note 9, Accrued Employee Expenses, and Note 17, Workforce Reduction, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. The increase in allocated shared and other costs was primarily due to a $4.3 million lease modifications gain recognized in 2023 and a $3.5 million increase in technology and professional services expenses to support our growth in 2024.
We expect general and administrative expenses for the year ending December 31, 2025 to decrease as a percentage of revenue compared to the year ended December 31, 2024, as we continue to leverage headcount efficiencies.

Depreciation and Amortization

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Depreciation and amortization	$19,545	$28,988	$(9,443)	(33)%
Percentage of revenue	2.5%	4.7%
Depreciation and amortization expense for the year ended December 31, 2024 decreased, compared to the prior year, primarily due to decreased amortization expense associated with capitalized software development and intangible balances.
We expect depreciation and amortization expenses for the year ending December 31, 2025 to increase as a percentage of revenue compared to the year ended December 31, 2024 due to amortization of the intangible assets recognized from the acquisition of Move EZ, Inc. in the fourth quarter of 2024. For additional information, see Note 7, Business Combination, and Note 8, Goodwill and Intangible Assets, Net, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
Interest Income, Net

	Year Ended December 31,		Change
	2024	2023	Amount	%

Interest income, net	$13,981	$7,031	$6,950	99%
Percentage of revenue	1.8%	1.1%
Interest income for the year ended December 31, 2024 increased, compared to the prior year, primarily due to higher interest rates and purchases of available-for-sale investment securities.
(Benefit from) provision for income taxes

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Income (loss) before provision for income taxes	$150,322	$7,997	$142,325	1780%
(Benefit from) provision for income taxes	$(53,746)	$5,295	$(59,041)	(1,115)%
Effective tax rate	(35.8)%	66.2%
The decrease in our effective tax rate for the year ended December 31, 2024, as compared to the prior year, is primarily due to the valuation allowance release against our federal and state deferred tax assets, which was partially offset by higher tax expense due to a significant increase in our pre-tax income.
As of December 31, 2024, we recorded an income tax benefit of $53.7 million, primarily due to the release of our valuation allowance of certain U.S. federal and state deferred tax assets. In evaluating the need for a valuation allowance at each reporting period, we consider the weighting of all available positive and negative evidence, which includes, among other things, the nature, frequency and severity of current and cumulative taxable income or losses, future projections of profitability, timing of the future reversal of existing temporary differences, and the duration of statutory carryforward periods. In assessing all available evidence, we determined that there was sufficient positive evidence to overcome the negative evidence, including our past and current financial results, growth demonstrated in our top-line performance, as well as projected profitability. Accordingly, we determined it is more likely than not that the deferred tax assets will be realized and we released our valuation allowance at December 31, 2024.
Liquidity and Capital Resources
Our principal sources of liquidity continue to be cash, cash equivalents, and investment securities, as well as cash flows generated from our operations. As of December 31, 2024, our cash and cash equivalents and investment securities had an aggregate balance of $278.2 million. We have financed our operations primarily through cash generated from operations. We believe that our existing cash and cash equivalents, investment securities, and cash generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Capital Requirements
Our future capital requirements depend on many factors, including continued market acceptance of our software solutions; changes in the number of our customers, adoption and utilization of our Value Added Services by new and existing customers; the timing and extent of the introduction of new core functionality, products and Value Added Services; and the timing and extent of our investments across our organization.
As of December 31, 2024, our non-cancelable purchase commitments for business operations totaled $57.5 million, which are due primarily over the next three years. Operating lease obligations total $50.4 million as of December 31, 2024 associated with leased facilities and have varying maturities with $32.9 million due over the next five years.
We have in the past entered into, and may in the future enter into, arrangements to acquire or invest in new technologies or markets. We may, as a result of those arrangements or the general expansion of our business, be required to seek additional equity or debt financing, which may not be available on terms favorable to us or at all, impacting our ability to compete successfully, which would harm our business, results of operations, and financial condition.
Our Board of Directors has authorized the repurchase of up to $100.0 million of shares of our Class A common stock from time to time. To date, we have repurchased $4.2 million of our Class A common stock under the Share Repurchase Program. For additional information regarding our Share Repurchase Program, see Note 13, Stockholders' Equity, of the Notes to Consolidated Financial Statement included in Part II, Item 8 of this Annual Report.
Cash Flows
The following table presents our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$188,159	$60,283
Net cash used in investing activities	(151,761)	(55,582)
Net cash used in financing activities	(43,403)	(25,961)
Net (decrease) in cash and cash equivalents	$(7,005)	$(21,260)
Cash Provided by Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our core solutions and Value Added Services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
The net increase in cash provided by operating activities for the year ended December 31, 2024, compared to the prior year, was primarily due to a higher increase in cash collections from customers relative to the increase in operating expenditures during the year ended December 31, 2024.
Cash Used in Investing Activities
Cash used in investing activities is generally composed of the cash paid in business acquisition, net of cash acquired, purchases of investment securities, maturities and sales of investment securities, purchases of property and equipment, and additions to capitalized software development.
The net increase in cash used in investing activities for the year ended December 31, 2024, compared to the prior year, was primarily due to higher purchases of available-for-sale investment securities and the cash paid in business acquisition, net of cash acquired. For additional information regarding the business combination, see Note 7 Business Combination, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
Cash Used in Financing Activities
Cash used in financing activities is generally composed of net share settlements for employee tax withholdings associated with the vesting of equity awards offset by proceeds from the exercise of stock options.
The net increase in cash used in financing activities for the year ended December 31, 2024, compared to the prior year, was primarily due to an increase in net share settlements for employee tax withholdings associated with the vesting of equity awards.
Off-Balance Sheet Arrangements
As of December 31, 2024, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates
Our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.
We believe that the following critical accounting policies involve a greater degree of judgment or complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to a full understanding and evaluation of our Consolidated Financial Statements. For additional information, see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report.
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
Income Taxes
We recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in our Consolidated Statements of Operations in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance at each reporting period, we consider the weighting of all available positive and negative evidence, which includes, among other things, the nature, frequency and severity of current and cumulative taxable income or losses, future projections of profitability, timing of the future reversal of existing temporary differences, and the duration of statutory carryforward periods. In assessing all available evidence, we determined that there was sufficient positive evidence to overcome the negative evidence, including our past and current financial results, growth demonstrated in our top-line performance, as well as projected profitability. Accordingly, we determined it is more likely than not that the deferred tax assets will be realized and we released our valuation allowance at December 31, 2024.
Judgment is required to measure the amount of tax benefits that can be recognized in connection with uncertain tax positions. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We recognize interest and penalties accrued with respect to uncertain tax positions, if any, in our provision for income taxes in our Consolidated Statements of Operations.
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
Determining the fair value of assets acquired and liabilities assumed requires management to make significant judgments and estimates, including the selection of valuation methodologies and assumptions. Critical estimates used in valuing certain intangible assets include, but are not limited to, development costs, the time required to recreate the assets and profit margin a market participant would receive, and rate of return. These estimates are based on information obtained from the management of the acquired companies, our assessment of the information, and historical experience. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period of up to one year from the acquisition date, we may record adjustments to the preliminary fair value of the assets acquired and liabilities assumed with a corresponding offset to goodwill for these business combinations.
Acquisition-related transaction costs are not included as a component of consideration transferred, but are accounted for as an operating expense in the period in which the costs are incurred.
The allocation of the purchase price in a business combination requires management to make significant estimates in determining the fair value of acquired assets and assumed liabilities, especially with respect to intangible assets. The excess of the purchase price in a business combination over the fair value of these tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows, discount rates, revenue growth rates, the time and expense to recreate the assets and profit margin a market participant would receive. These estimates are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. We evaluate these estimates and assumptions as new information is obtained and may record adjustments to the fair value of the tangible and intangible assets acquired and liabilities assumed but not later than one year from the acquisition date.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies of our Consolidated Financial Statements included elsewhere in this Annual Report.
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Investment Securities
As of December 31, 2024, we had $235.7 million of investment securities consisting of United States government and agency securities. The primary objective of investing in securities is to support our liquidity and capital needs. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
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
As of December 31, 2024, a hypothetical 100 basis point decrease in interest rates would have resulted in an increase in the fair value of our investment securities of approximately $0.9 million, and a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investment securities of approximately $0.9 million. This estimate is based on a sensitivity model which measured an instant change in interest rates by 100 basis points as of December 31, 2024.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AppFolio, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of AppFolio, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Acquisition of Move EZ, Inc.– Valuation of Customer Relationships and Developed Technology
As described in Notes 2 and 7 to the consolidated financial statements, on October 22,2024, the Company completed the acquisition of Move EZ, Inc. (Move EZ) for total cash purchase consideration of $78.5 million. Of the acquired intangible assets, $39.0 million of customer relationships and $9.8 million of developed technology were recorded. Management determined the fair value of customer relationships and developed technology utilizing a replacement cost approach. Determining the fair value of these intangible assets requires management to make significant judgments and estimates, including the selection of valuation methodologies and assumptions. The significant assumptions used to value customer relationships and developed technology include the profit margin and rate of return.
The principal considerations for our determination that performing procedures relating to the valuation of customer relationships and developed technology acquired in the acquisition of Move EZ is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships and developed technology acquired; (ii) a high degree of auditor judgment and effort in performing procedures and evaluating management’s significant assumptions related to the profit margin and rate of return; and (iii) the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships and developed technology acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships and developed technology acquired; (iii) evaluating the appropriateness of the replacement cost approach used by management; (iv) testing the completeness and accuracy of underlying data used in the replacement cost approach; and (v) evaluating the reasonableness of the significant assumptions used by management related to the profit margin and rate of return. Evaluating management’s assumptions related to profit margin and rate of return for customer relationships and developed technology involved considering (i) the current and past performance of the Move EZ, Inc business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the (i) appropriateness of the replacement cost approach and (ii) the reasonableness of the profit margin and rate of return assumptions used by management.
Revenue Recognition
As described in Notes 2 and 16 to the consolidated financial statements, the Company’s total revenue was $794.2 million for the year ended December 31, 2024. The Company generates revenue from customers primarily for subscriptions to access the core solutions and Value Added Services. Revenue is recognized upon transfer of control of promised services in an amount that reflects the consideration the Company expects to receive in exchange for those services. The Company enters into contracts that can include various combinations of services, which are generally capable of being distinct, distinct within the context of the contract, and accounted for as separate performance obligations. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. The Company recognizes revenue in proportion to the amount they have the right to invoice for certain core solutions and Value Added Services revenue, as that amount corresponds directly with the performance completed to date.
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
February 6, 2025

We have served as the Company’s auditor since 2012.

APPFOLIO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$42,504	$49,509
Investment securities—current	235,745	162,196
Accounts receivable, net	24,346	20,709
Prepaid expenses and other current assets	32,807	39,943
Total current assets	335,402	272,357
Property and equipment, net	24,483	28,362
Operating lease right-of-use assets	17,472	19,285
Capitalized software development costs, net	15,429	21,562
Goodwill	96,410	56,060
Intangible assets, net	49,057	2,357
Deferred income taxes	76,910	—
Other long-term assets	11,515	8,906
Total assets	$626,678	$408,889
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,378	$1,141
Accrued employee expenses	30,157	35,567
Accrued expenses	14,658	21,723
Other current liabilities	16,087	11,335
Total current liabilities	63,280	69,766
Operating lease liabilities	37,476	41,114
Deferred tax liabilities	—	697
Other liabilities	6,632	—
Total liabilities	107,388	111,577
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000 shares authorized and no shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value, 250,000 shares authorized as of December 31, 2024 and December 31, 2023; 23,660 and 22,168 shares issued as of December 31, 2024 and December 31, 2023, respectively; 23,241 and 21,749 shares outstanding as of December 31, 2024 and December 31, 2023, respectively	2	2
Class B common stock, $0.0001 par value, 50,000 shares authorized as of December 31, 2024 and December 31, 2023; 13,163 and 14,116 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	254,821	236,985
Accumulated other comprehensive Income (loss)	173	99
Treasury stock, at cost, 419 shares of Class A common stock as of December 31, 2024 and December 31, 2023	(25,756)	(25,756)
Retained earnings	290,048	85,980
Total stockholders’ equity	519,290	297,312
Total liabilities and stockholders’ equity	$626,678	$408,889
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$794,202	$620,445	$471,883
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)(1)	282,067	238,076	191,826
Sales and marketing(1)	110,597	107,602	107,398
Research and product development(1)	160,375	151,364	111,118
General and administrative(1)	85,974	93,452	100,792
Depreciation and amortization	19,545	28,988	33,119
Total costs and operating expenses	658,558	619,482	544,253
Income (loss) from operations	135,644	963	(72,370)
Other income (loss), net	697	3	4,469
Interest income, net	13,981	7,031	1,184
Income (loss) before provision for income taxes	150,322	7,997	(66,717)
(Benefit from) provision for income taxes	(53,746)	5,295	1,402
Net income (loss)	$204,068	$2,702	$(68,119)
Net income (loss) per common share:
Basic	$5.63	$0.08	$(1.95)
Diluted	$5.55	$0.07	$(1.95)
Weighted average common shares outstanding:
Basic	36,252	35,629	35,010
Diluted	36,782	36,417	35,010
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2024	2023	2022
Stock-based compensation expense included in costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$4,522	$3,703	$2,640
Sales and marketing	8,030	5,983	8,681
Research and product development	25,414	20,974	16,030
General and administrative	22,361	21,704	13,584
Total stock-based compensation expense	$60,327	$52,364	$40,935
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$204,068	$2,702	$(68,119)
Other comprehensive income (loss):
Changes in unrealized gains (losses) on investment securities, net of tax	74	1,783	(1,490)
Comprehensive income (loss)	$204,142	$4,485	$(69,609)
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Class A		Class B		Capital	(Loss) Income	Stock	Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	19,417	2	15,408	2	171,930	(194)	(25,756)	151,397	297,381
Exercise of stock options	303	—	27	—	4,474	—	—	—	4,474
Stock-based compensation	—	—	—	—	43,937	—	—	—	43,937
Vesting of restricted stock units, net of shares withheld for taxes	154	—	—	—	(10,637)	—	—	—	(10,637)
Conversion of Class B common stock to Class A common stock	689	—	(689)	—	—	—	—	—	—
Issuance of restricted stock awards	6	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(1,490)	—	—	(1,490)
Net loss	—	—	—	—	—	—	—	(68,119)	(68,119)
Balance at December 31, 2022	20,569	2	14,746	2	209,704	(1,684)	(25,756)	83,278	265,546
Exercise of stock options	255	—	—	—	2,595	—	—	—	2,595
Stock-based compensation	—	—	—	—	53,240	—	—	—	53,240
Vesting of restricted stock units, net of shares withheld for taxes	289	—	—	—	(28,554)	—	—	—	(28,554)
Conversion of Class B common stock to Class A common stock	630	—	(630)	—	—	—	—	—	—
Issuance of restricted stock awards	6	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	1,783	—	—	1,783
Net income	—	—	—	—	—	—	—	2,702	2,702
Balance at December 31,2023	21,749	$2	14,116	$2	$236,985	$99	$(25,756)	$85,980	$297,312
Exercise of stock options	251	—	—	—	3,924	—	—	—	3,924
Stock-based compensation	—	—	—	—	61,239	—	—	—	61,239
Vesting of restricted stock units, net of shares withheld for taxes	288	—	—	—	(47,327)	—	—	—	(47,327)
Conversion of Class B common stock to Class A common stock	953	—	(953)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	74	—	—	74
Net income	—	—	—	—	—	—	—	204,068	204,068
Balance at December 31, 2024	23,241	$2	13,163	$2	$254,821	$173	$(25,756)	$290,048	$519,290
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash from operating activities
Net income (loss)	$204,068	$2,702	$(68,119)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,790	26,500	30,820
Amortization of operating lease right-of-use assets	2,030	2,132	3,187
Impairment, net	—	—	22,022
Gain on lease modification	—	(4,281)	—
Deferred income taxes	(76,937)	(490)	(993)
Stock-based compensation, including as amortized	62,081	54,852	43,234
Gain on sale of business	—	—	(4,156)
Other	(8,220)	(3,108)	135
Changes in operating assets and liabilities:
Accounts receivable	(3,383)	(4,206)	(4,198)
Prepaid expenses and other assets	4,126	(13,493)	(7,281)
Accounts payable	1,559	(1,565)	1,176
Operating lease liabilities	(3,143)	(2,504)	(2,524)
Accrued expenses and other liabilities	(11,812)	3,744	12,062
Net cash provided by operating activities	188,159	60,283	25,365
Cash from investing activities
Purchases of available-for-sale investments	(317,173)	(195,740)	(79,279)
Proceeds from sales of available-for-sale investments	9,984	1,013	994
Proceeds from maturities of available-for-sale investments	240,035	152,382	87,883
Purchases of property and equipment	(2,016)	(9,041)	(6,540)
Capitalization of software development costs	(5,170)	(4,825)	(14,688)
Proceeds from sale of business, net of cash divested	—	—	5,124
Proceeds from equity-method investment	—	629	40
Cash paid in business acquisition, net of cash acquired	(77,421)	—	—
Net cash used in investing activities	(151,761)	(55,582)	(6,466)
Cash from financing activities
Proceeds from stock option exercises	3,924	2,595	4,474
Tax withholding for net share settlement	(47,327)	(28,556)	(10,637)
Net cash used in financing activities	(43,403)	(25,961)	(6,163)
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,005)	(21,260)	12,736
Cash, cash equivalents and restricted cash
Beginning of period	49,759	71,019	58,283
End of period	$42,754	$49,759	$71,019
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$42,504	$49,509	$70,769
Restricted cash included in prepaid expenses and other current assets	250	250	250
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$42,754	$49,759	$71,019
Supplemental disclosure of cash flow information
Cash paid for income taxes	$14,022	$8,086	$3,338
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$5,828	$4,732	$3,933
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
 1. Nature of Business
AppFolio, Inc. ("we," "us" or "our") is a technology leader powering the future of the real estate industry. We provide a cloud-based platform on which our customers operate their businesses. Our services enable our customers to connect communities, increase operational efficiency, deliver exceptional customer experiences, and improve financial and operational performance.
 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Reclassification
We reclassified certain amounts in our Consolidated Balance Sheet and Consolidated Statements of Cash Flows within the cash flows from operating activities section in the prior year. We made those changes to conform to the current year's presentation.
Principles of Consolidation
The accompanying Consolidated Financial Statements include the operations of AppFolio, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue, expenses, other income, and provision for income taxes during the reporting period. Assets and liabilities which are subject to judgment and use of estimates include the fair value of assets and liabilities assumed in business combinations, the fair value of financial instruments, useful lives of property and equipment and intangible assets, capitalized software development costs, incremental borrowing rate applied in lease accounting, impairment of goodwill and long-lived assets, the period of benefit associated with deferred costs, stock-based compensation, income taxes, and contingencies. Actual results could differ from those estimates and any such differences may have a material impact on our Consolidated Financial Statements.
Segment Information
Our chief operating decision maker ("CODM"), the Chief Executive Officer, allocates resources and assesses financial performance based upon discrete financial information at the consolidated level. There are no segment managers who are held accountable by our CODM, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, we have determined that we operate as a single operating and reportable segment.
Our CODM uses consolidated net income (loss) as the sole measure of segment profit or loss. Significant segment expenses include cost of revenue (excluding depreciation and amortization), sales and marketing, research and product development, general and administrative expenses, and depreciation and amortization. For expenses incurred during the years ended December 31, 2024, 2023, and 2022, refer to our Consolidated Statements of Operations. Stock-based compensation expense is also recognized as a significant segment expense. Details regarding this expense for the years ended December 31, 2024, 2023, and 2022 was included in the parenthetical note to the respective Consolidated Statements of Operations.
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
Concentrations of credit risk with respect to accounts receivable and revenue are limited due to a large, diverse customer base. As of December 31, 2024, (i) no individual customer exceeded 10% of our total revenues in any of the periods presented, and (ii) 25% of our accounts receivable balance was attributable to amounts due from a risk mitigation provider. For purposes of assessing concentration of credit risk and significant customers, a group of residents that are receiving services from a third party that controls and transfers the specified services are regarded as one single customer.
Business Combinations
The results of a business acquired in a business combination are included in our Consolidated Financial Statements from the date of acquisition. We allocate the purchase price to the identifiable assets and liabilities of the acquired business at their acquisition date fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill.
Determining the fair value of assets acquired and liabilities assumed requires management to make significant judgments and estimates, including the selection of valuation methodologies and assumptions. Critical estimates used in valuing certain intangible assets include, but are not limited to, development costs, the time required to recreate the assets and profit margin a market participant would receive, and rate of return. These estimates are based on information obtained from the management of the acquired companies, our assessment of the information, and historical experience. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period of up to one year from the acquisition date, we may record adjustments to the preliminary fair value of the assets acquired and liabilities assumed with a corresponding offset to goodwill for these business combinations.
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
Investment Securities
Our investment securities currently consist of United States government and agency securities. We classify investment securities as available-for-sale at the time of purchase and reevaluate such classification at each balance sheet date. All investments are recorded at estimated fair value and investments with original maturities of less than one year at the time of purchase are classified as short-term. Unrealized gains and losses for available-for-sale investment securities are included in accumulated other comprehensive income, a component of stockholders' equity.
For available-for-sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through income. For securities in an unrealized loss position that do not meet these criteria, we evaluate whether the decline in fair value has resulted from credit loss or other factors. If this assessment indicates a credit loss exists, the credit-related portion of the loss is recorded as an allowance for losses on the security. No allowance for credit losses for available-for-sale investment securities was recorded as of December 31, 2024 and 2023.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. The allowance for credit losses is based on historical loss experience, the number of days that receivables are past due, and an evaluation of the potential risk of loss associated with delinquent accounts. Accounts receivable considered uncollectible are charged against the allowance for credit losses when identified. We do not have any off-balance sheet credit exposure related to our customers. As of December 31, 2024 and 2023, our allowance for credit losses was not material.
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
Capitalized Software Development Costs
Software development costs consist of certain payroll and stock-based compensation costs incurred to develop functionality of our internal-use software solutions. We capitalize certain software development costs for new offerings as well as significant upgrades and enhancements to our existing software solutions. Capitalized software development costs are amortized using the straight-line method over an estimated useful life of three years. We do not transfer ownership of our software, license, or lease our software to third parties.
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
We test for goodwill impairment annually during the fourth quarter of the calendar year. Based on the annual assessment performed at November 1, 2024, we determined it was not more likely than not that our reporting unit fair value was less than its carrying value and no quantitative impairment test assessment was required. No impairment losses were recorded for goodwill during the years ended December 31, 2024, 2023 and 2022.
Intangible assets primarily consist of customer relationships, developed technology, acquired database, domain names and patents, which are recorded at cost, less accumulated amortization. We determine the appropriate useful life of our intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized over their estimated useful lives on a straight-line basis, which approximates the pattern in which the economic benefits of the assets are consumed.
Impairment of Long-Lived Assets
We assess the recoverability of our long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of the asset or asset group to the future undiscounted cash flows we expect the asset or asset group to generate. Any excess of the carrying value of the asset or asset group above its fair value is recognized as an impairment loss. We recorded net lease-related impairment charges of $22.0 million for the year ended December 31, 2022. Refer to Note 11, Leases for additional information. There were no impairment charges related to the identified long-lived assets for the years ended December 31, 2024 and 2023.

Revenue Recognition
We generate revenue from our customers primarily for subscriptions to access our core solutions and Value Added Services. Revenue is recognized upon transfer of control of promised services in an amount that reflects the consideration we expect to receive in exchange for those services. We enter into contracts that can include various combinations of services, which are generally capable of being distinct, distinct within the context of the contract, and accounted for as separate performance obligations. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. We recognize revenue in proportion to the amount that we have the right to invoice for certain core solutions and Value Added Services, as that amount corresponds directly with our performance completed to date. Refer to Note 16, Revenue and Other Information for the disaggregated breakdown of revenue between Core solutions, Value Added Services and Other revenue.
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
Value Added Services
We primarily charge our customers on a usage basis for our Value Added Services. Usage-based fees are charged either as a percentage of the transaction amount (e.g., for certain of our electronic payment services) or on a flat fee per transaction basis with no minimum usage commitments (e.g., for our tenant screening and risk mitigation services). We recognize revenue for usage-based services in the period the service is rendered. Our electronic payments services fees are recorded gross of interchange and payment processing related fees. We generally invoice our customers for usage-based services on a monthly basis or collect the fee at the time of service. We also have certain Value Added Services which are charged on a subscription basis. We typically invoice our customers for subscription-based services in monthly installments, in advance of the subscription period. We recognize revenue for subscription-based services over time on a straight-line basis over the contract term beginning on the date that our service is made available to the customer. Some subscription or usage-based Value Added Services, such as fees for electronic payment services, are paid by either our customers or our customers' stakeholders at the time the services are rendered.
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
Deferred Costs
Deferred costs, which primarily consist of sales commissions, are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be three years. We typically do not pay commissions for contract renewals. We determined the period of benefit by taking into consideration our customer contract term, the useful life of our internal-use software, average customer life, and other factors. Amortization expense for deferred costs is included within sales and marketing expense in the accompanying Consolidated Statements of Operations.
Deferred costs were $16.8 million and $15.9 million as of December 31, 2024 and 2023, respectively, of which $9.9 million and $8.7 million, respectively, are included in Prepaid expenses and other current assets and $6.9 million and $7.2 million, respectively, are included in Other long-term assets in the accompanying Consolidated Balance Sheets. Amortization expense for deferred costs was $10.0 million, $9.5 million, and $8.1 million for the years ended December 31, 2024, 2023, and 2022, respectively. For the years ended December 31, 2024 and 2023, no impairments were identified in relation to the costs capitalized for the periods presented.

Cost of Revenue (Exclusive of Depreciation and Amortization)
Many of our Value Added Services are facilitated by third-party service providers. Cost of revenue paid to these third-party service providers includes, without limitation, the cost of electronic interchange and payment processing-related services to support our payments services, the cost of credit reporting services for our tenant screening services, and various costs associated with our risk mitigation service providers. These third-party costs vary both in amount and as a percent of revenue for each Value Added Service offering. Cost of revenue also consists of personnel-related costs for our employees focused on customer service and the support of our operations (including salaries, cash bonuses, benefits, and stock-based compensation), platform infrastructure costs (such as data center operations and hosting-related costs), and allocated shared and other costs. Cost of revenue excludes depreciation of property and equipment, amortization of capitalized software development costs and amortization of intangible assets.
Sales and Marketing
Sales and marketing expense consists of personnel-related costs for our employees focused on sales and marketing (including salaries, sales commissions, cash bonuses, benefits, and stock-based compensation), costs associated with sales and marketing activities, and allocated shared and other costs. Marketing activities include advertising, online lead generation, lead nurturing, customer and industry events, and the creation of industry-related content and collateral. We focus our sales and marketing efforts on generating awareness of our software solutions, creating sales leads, establishing and promoting our brands, and cultivating an educated community of successful and vocal customers. Advertising expenses were $10.6 million, $8.6 million and $9.2 million for each of the years ended December 31, 2024, 2023 and 2022, respectively, and are expensed as incurred.
Research and Product Development
Research and product development expense consists of personnel-related costs for our employees focused on research and product development (including salaries, cash bonuses, benefits, and stock-based compensation), fees for third-party development resources, and allocated shared and other costs. Our research and product development efforts are focused on expanding functionality and the ease of use of our existing software solutions by adding new core functionality, Value Added Services and other improvements, as well as developing new products and services. We capitalize our software development costs which meet the criteria for capitalization. Amortization of capitalized software development costs is included in depreciation and amortization expense.
General and Administrative
General and administrative expense consists of personnel-related costs for employees in our executive, finance, information technology, human resources, legal, compliance, and administrative organizations (including salaries, cash bonuses, benefits, and stock-based compensation). In addition, general and administrative expense includes fees for third-party professional services (including audit, legal, compliance, and tax services), transaction costs related to business combination, sales of subsidiary businesses, regulatory fines and penalties, other corporate expenses, impairment of long-lived assets, and allocated shared costs.
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
Income Taxes
We recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the Consolidated

Statements of Operations in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance at each reporting period, we consider the weighting of all available positive and negative evidence, which includes, among other things, the nature, frequency and severity of current and cumulative taxable income or losses, future projections of profitability, timing of the future reversal of existing temporary differences and the duration of statutory carryforward periods.
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
Net income (loss) per common share was the same for shares of our Class A and Class B common stock because they are entitled to the same liquidation and dividend rights and are therefore combined in the table below. The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands):

	Year Ended December 31,
	2024	2023	2022
Basic net income (loss) per share:
Numerator
Net income (loss)	$204,068	$2,702	$(68,119)
Less: undistributed earnings to participating securities	12	—	—
Net income (loss) attributable to common stockholders	$204,056	$2,702	$(68,119)
Denominator
Weighted average common shares outstanding	36,254	35,636	35,015
Less: Weighted average unvested restricted shares subject to repurchase	2	7	5
Weighted average common shares outstanding; basic	36,252	35,629	35,010
Net income (loss) per common share; basic	$5.63	$0.08	$(1.95)
Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$204,056	$2,702	$(68,119)
Denominator
Weighted average common shares outstanding; basic	36,252	35,629	35,010
Add: Weighted average dilutive options outstanding	58	333	—
Add: Weighted average dilutive RSUs outstanding	472	455	—
Weighted average common shares outstanding; diluted	36,782	36,417	35,010
Net income (loss) per common share; diluted	$5.55	$0.07	$(1.95)
Potentially dilutive securities that are not included in the calculation of diluted net income (loss) per share because doing so would be antidilutive are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Unvested Restricted Stock Awards	—	6	6
Options	—	120	516
Restricted Stock Units	2	20	1,162
Total potentially dilutive securities	2	146	1,684

Recent Accounting Pronouncements Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments “improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.” In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. ASU 2023-07 is effective for calendar year-end public business entities in the 2024 annual period and in 2025 for interim periods. We adopted ASU 2023-07 for the 2024 annual period on a retrospective basis. This adopted ASU results in us including the additional required disclosures. Refer to Segment Information in this note for more information.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes are paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively and is effective for calendar year-end public business entities in the 2025 annual period and in 2026 for interim periods with early adoption permitted. We plan to adopt the standard in our fiscal year 2025 annual financial statements, and we expect the adoption of the standard will impact certain of our income tax disclosures.
In November 2024, FASB issued ASU 2024-03, Disaggregation of Income Statement Expense. The new standard requires additional disclosures about specific types of expenses included in the expense captions presented on the face of income statements as well as disclosures about selling expenses. The guidance applies prospectively with the option to apply the standard retrospectively and is effective for calendar year-end public business entities in the 2027 annual period and in 2028 for interim periods with early adoption permitted. We are currently evaluating the impact of this ASU on our Consolidated Financial Statements.
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
 4. Investment Securities and Fair Value Measurements
Investment Securities
Investment securities classified as available-for-sale consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$235,509	$261	$(25)	$235,745
Total available-for-sale investment securities	$235,509	$261	$(25)	$235,745

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	162,062	193	(59)	162,196
Total available-for-sale investment securities	$162,062	$193	$(59)	$162,196
As of December 31, 2024, the decline in fair value below amortized cost basis was not considered other than temporary as it is more likely than not we will hold the securities until maturity or recovery of the cost basis. No allowance for credit losses for available-for-sale investment securities was recorded as of December 31, 2024 or 2023.

The fair values of available-for-sale investment securities, by remaining contractual maturity, are as follows (in thousands):

	December 31, 2024		December 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$235,509	$235,745	$162,062	$162,196
Total available-for-sale investment securities	$235,509	$235,745	$162,062	$162,196
During the years ended December 31, 2024 and 2023, we had sales and maturities (which include calls) of investment securities, as follows (in thousands):

	Year Ended December 31, 2024
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
U.S. government and agency securities	4	(1)	9,984	240,035
	$4	$(1)	$9,984	$240,035

	Year Ended December 31, 2023
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
Corporate bonds	$3	$—	$1,013	$16,497
U.S. government and agency securities	—	—	—	135,885
	$3	$—	$1,013	$152,382
The tables above do not include our non-marketable equity securities of $2.0 million, which are recorded in Other long term assets in the Consolidated Balance Sheet as of December 31, 2024.

Fair Value Measurements
Recurring Fair Value Measurements
The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023 by level within the fair value hierarchy (in thousands):

	December 31, 2024
	Level 1	Level 2	Total Fair Value
Cash equivalents:
Money market funds	$25,167	$—	$25,167
Available-for-sale investment securities:
U.S. government and agency securities	—	235,745	235,745
Total	$25,167	$235,745	$260,912

	December 31, 2023
	Level 1	Level 2	Total Fair Value
Cash equivalents:
Money market funds	$37,100	$—	$37,100
Available-for-sale investment securities:
U.S. government and agency securities	—	162,196	162,196
Total	$37,100	$162,196	$199,296
The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short maturity of these items.
There were no changes to our valuation techniques used to measure asset and liability fair values on a recurring basis during the year ended December 31, 2024. The valuation techniques for the financial assets in the tables above are as follows:
Cash Equivalents
As of December 31, 2024 and 2023, cash equivalents include cash invested in money market funds with a maturity of three months or less. Fair value is based on market prices for identical assets.
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
 5. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2024	2023
Computer equipment	$2,796	$4,438
Furniture and fixtures	5,292	5,521
Office equipment	3,729	3,761
Leasehold improvements	28,787	24,208
Construction in process	357	5,499
Gross property and equipment	40,961	43,427
Less: Accumulated depreciation	(16,478)	(15,065)
Total property and equipment, net	$24,483	$28,362

Depreciation expense for property and equipment totaled $5.2 million, $7.3 million, and $5.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. During the year ended December 31, 2022, we recorded an impairment of $4.4 million related to property and equipment associated with our leased office spaces. For additional information, see Note 11, Leases.
 6. Capitalized Software Development Costs, net
Capitalized software development costs, net were as follows (in thousands):

	December 31,
	2024	2023
Capitalized software development costs, gross	$117,480	$126,606
Less: Accumulated amortization	(102,051)	(105,044)
Capitalized software development costs, net	$15,429	$21,562
Capitalized software development costs were $6.1 million, $5.5 million and $17.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. Amortization expense with respect to software development costs totaled $12.2 million, $19.2 million and $23.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. During the years ended December 31, 2024 and 2023, we disposed of $15.2 million and $8.2 million, respectively, of fully amortized capitalized software development costs.
Future amortization expense with respect to capitalized software development costs is estimated as follows (in thousands):

Years Ending December 31,
2025	$8,077
2026	4,459
2027	2,893
Total amortization expense	$15,429
7.Business Combination
Acquisition of Move EZ, Inc.
On October 22, 2024, we acquired all of the outstanding shares of Move EZ, Inc., d/b/a LiveEasy (“LiveEasy”) for a total cash purchase consideration of $78.5 million. LiveEasy is a concierge platform providing moving and home services throughout the resident onboarding process. As of December 31, 2024, $0.8 million of the purchase consideration remains outstanding and is expected to be settled in 2025.
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
The following table summarizes the final purchase price allocation (in thousands) as well as the estimated useful lives of the acquired intangible assets over which they are amortized on a straight-line basis, as this approximates the pattern in which economic benefits are consumed:

	Estimated Fair Value	Estimated Useful Life (in years)
Cash and cash equivalents	272
Identified intangible assets:
Customer relationships	39,000	5
Developed technology	9,800	5
Goodwill	40,350
Deferred tax liabilities	(8,874)
Other net tangible liabilities	(2,047)
Net assets acquired	$78,501
Customer relationships represent the fair value of the underlying contracts and related relationships with LiveEasy's customers and service providers. Developed technology represents the fair value of the technologies that pertain to a customer-

facing concierge platform that provides moving and home services. We used a replacement cost method to determine the fair value of both intangible assets. The assumptions used are development costs, the time required to recreate the assets and profit margin a market participant would receive, and rate of return.
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which is not deductible for tax purposes. Goodwill is primarily attributed to the assembled workforce of LiveEasy and anticipated operational synergies.
We incurred a total of $0.7 million in transaction costs related to the acquisition and expensed all transaction costs incurred during the period in which such service was received in General and Administrative in the Consolidated Statement of Operations. The results of the acquired operations were included in our consolidated financial statements from the date of acquisition, October 22, 2024. For the period from October 22, 2024 through December 31, 2024, LiveEasy contributed an immaterial amount of revenue and loss before taxes. Pro forma revenue and earnings amounts on a combined basis have not been presented as the historical financial results are immaterial. The pro forma amortization expense adjustment from acquired intangible assets would be $8.1 million, and $9.8 million for the years ended December 31, 2024 and 2023, respectively.
 8. Goodwill and Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands, except years):

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	39,000	(1,300)	37,700	5.0
Developed technology	9,800	(327)	9,473	5.0
Database	4,710	(2,826)	1,884	10.0
Domain names	90	(90)	—	5.0
Patents	252	(252)	—	5.0
Total intangible assets, net	$53,852	$(4,795)	$49,057	5.4

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Database	4,710	(2,355)	2,355	10.0
Domain names	90	(88)	2	5.0
Patents	252	(252)	—	5.0
Total intangible assets, net	$5,052	$(2,695)	$2,357	9.7
Amortization expense with respect to intangible assets totaled $2.1 million, $2.5 million and $4.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. Future amortization expense with respect to intangible assets is estimated as follows (in thousands):

Years Ending December 31,
2025	$10,231
2026	10,231
2027	10,231
2028	10,231
2029	8,133
Total	$49,057
Our goodwill balance is solely attributed to acquisitions. The change in the carrying amount of goodwill during the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

Goodwill at December 31, 2022	$56,060
Goodwill at December 31, 2023	56,060
Acquisition of LiveEasy	40,350
Goodwill at December 31, 2024	$96,410
 9. Accrued Employee Expenses
Accrued employee expenses consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued vacation	$1,100	$12,399
Accrued bonuses	17,092	14,795
Accrued severance and related personnel cost	—	1,098
Accrued payroll and other	11,965	7,275
Total accrued employee expenses	$30,157	$35,567
During the year ended December 31, 2023, we expensed and paid $14.9 million of severance related to separation costs associated with our former Chief Executive Officer's Transition and Separation Agreement, dated March 1, 2023.
In the third quarter of 2023, we accrued $10.3 million of severance and related personnel costs associated with our workforce reduction. Refer to Note 17, Workforce Reduction for additional information.
10. Other Current Liabilities
Other Current Liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Unearned premium liabilities	$5,455	$2,605
Insurance reserves	3,908	4,174
Operating lease liabilities-current	4,273	3,626
Others	2,451	930
Total other current liabilities	$16,087	$11,335
Unearned premium liabilities are the refundable portion of commissions received in connection with the sale of renters insurance policies to residents through AppFolio Insurance Services, Inc., our wholly owned subsidiary. In the event a resident cancels their renters insurance policy prior to the end of such policy, we may be required to refund a pro rata portion of the commission paid on such policy.
For additional information for insurance reserves and operating lease liabilities, refer to Note 12, Commitments and Contingencies and Note 11, Leases, respectively.
 11. Leases

Operating leases for our corporate offices have remaining lease terms ranging from 2.6 years to 8.1 years, some of which include options to extend the leases for up to ten years. These options to extend have not been recognized as part of our operating lease ROU assets and lease liabilities as it is not reasonably certain that we will exercise these options. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. Certain leases contain provisions for property-related costs that are variable in nature for which we are responsible, including common area maintenance, which are expensed as incurred.
The components of lease expense recognized in the Consolidated Statements of Operations were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$4,188	$4,362	$5,403
Variable lease cost	1,479	1,737	1,058
Total lease cost	$5,667	$6,099	$6,461
Lease-related assets and liabilities were as follows (in thousands, except years and %):

	December 31,
	2024	2023
Assets
Operating lease right-of-use assets	17,472	19,285

Liabilities
Other current liabilities	$4,273	$3,626
Operating lease liabilities	37,476	41,114
Total lease liabilities	$41,749	$44,740

Weighted-average remaining lease term (years)	7.4	8.3
Weighted-average discount rate	5.1%	5.1%
During the year ended December 31, 2022, we decided to exit and make available for sublease certain of our leased office spaces. As a result, we reassessed our asset groupings and evaluated the recoverability of our ROU and other lease related assets, and determined that the carrying value of the respective asset groups was not fully recoverable. We utilized discounted cash flow models to estimate the fair value of the asset groups taking into consideration the time period it will take to obtain a sublessee, the applicable discount rates and the anticipated sublease income and calculated the corresponding impairment loss. We used prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets, as well as our historical experience in real estate transactions. When available, we use valuation inputs from independent valuation experts, such as real estate appraisers and brokers, to corroborate our estimates of fair value. We recorded a net impairment of $22.0 million consisting of $17.6 million related to ROU assets and $4.4 million related to property and equipment associated with our leased office spaces. These amounts were recorded within General and administrative in our Consolidated Statements of Operations.
In January 2023, we entered into an amendment to the lease agreement for our San Diego facility (the "San Diego Lease"). We remeasured the lease liability and recorded a reduction to the lease liability and ROU asset using the discount rate at the modification date, which resulted in a gain of $2.4 million in the Consolidated Statements of Operations.
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
In July 2023, we entered into an agreement to sublet one of our office spaces in Santa Barbara through December 31, 2031 (the "Santa Barbara 90 Sublease"). The total rental commitment over the term of the Santa Barbara 90 Sublease is $6.1 million. We performed impairment testing in accordance with ASC 360, and no impairment related to the ROU assets was recorded for the year ended December 31, 2023.

Future minimum lease payments under non-cancellable leases as of December 31, 2024 were as follows (in thousands):

Years ending December 31,
2025	$6,251
2026	6,430
2027	6,583
2028	6,717
2029	6,910
Thereafter	17,463
Total future minimum lease payments	50,354
Less: imputed interest	(8,605)
Total	$41,749
 12. Commitments and Contingencies
Liability to Landlord Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc., which was established in connection with reinsuring liability to landlord insurance policies offered to our customers by a third-party service provider. We assume a 100% quota share of the liability to landlord insurance policies placed with our customers by our third-party service provider. We accrue for reported claims, and include an estimate of losses incurred but not reported by our property manager customers, in cost of revenue because we bear the risk related to all such claims. Our estimated liability for reported claims and incurred but not reported claims as of December 31, 2024 and 2023 was $3.9 million and $4.2 million, respectively, and is included in Other current liabilities on our Consolidated Balance Sheets.
Included in Prepaid expenses and other current assets as of December 31, 2024 and 2023 are $6.7 million and $5.1 million, respectively, of deposits held with a third party related to requirements to maintain collateral for this risk mitigation service.
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
The settlement agreement required us to pay $7.0 million, which was covered in full under our existing insurance policies. As of December 31, 2023, we recorded a liability of $7.0 million within Accrued Expenses and a corresponding receivable amount within Prepaid expenses and other current assets. In April, 2024, the parties filed a stipulation of settlement with the court dismissing all claims against AppFolio with prejudice. As the settlement was paid in March 2024, there is no remaining liability or receivable as of December 31, 2024
In addition to the foregoing, from time to time, we are involved in various other investigative inquiries, legal proceedings and disputes arising from or related to matters incident to the ordinary course of our business activities, including actions with respect to intellectual property, employment, labor, regulatory and contractual matters. Although the ultimate outcome of such investigative inquiries, legal proceedings and other disputes cannot be predicted with certainty, we do not believe that any such investigative inquires, legal proceedings and other disputes, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows.

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

 13. Stockholders' Equity
Amended and Restated Certificate of Incorporation
Under our Amended and Restated Certificate of Incorporation, we are authorized to issue 250,000,000 shares of Class A common stock, 50,000,000 shares of Class B common stock and 25,000,000 shares of undesignated preferred stock, each with a par value of $0.0001 per share.
Class A Common Stock and Class B Common Stock
Holders of our Class A common stock and Class B common stock are entitled to dividends when, as, and if declared by our Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2024, we have not declared any dividends. The holder of each share of Class A common stock is entitled to one vote, while the holder of each share of Class B common stock is entitled to ten votes. Each share of our Class B common stock is convertible at any time at the option of the holder into one share of our Class A common stock and generally converts into a share of our Class A common stock upon transfer. Class A common stock and Class B common stock are collectively referred to as common stock throughout the notes to these financial statements, unless otherwise noted.
Preferred Stock
Our Board of Directors, subject to the limitations prescribed by Delaware law, has the authority to issue up to 25,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders.
Share Repurchase Program
On February 20, 2019, our Board of Directors authorized a $100.0 million share repurchase program (the "Share Repurchase Program") relating to our outstanding shares of Class A common stock. Under the Share Repurchase Program, share repurchases may be made from time to time, as directed by a committee consisting of three directors, in open market purchases or in privately negotiated transactions at a repurchase price that the members of the committee unanimously believe is below intrinsic value conservatively determined. The Share Repurchase Program does not obligate us to repurchase any specific dollar amount or number of shares, and there is no expiration date for the Share Repurchase Program, which may be modified, suspended or terminated at any time and for any reason. We have not made any repurchases under the Share Repurchase Program during the years ended December 31, 2024, 2023 and 2022.
 14. Stock-Based Compensation
We currently have two stock incentive plans: the 2015 Stock Incentive Plan (the "2015 Plan") and, the 2025 Omnibus Incentive Plan (the "2025 Plan").
At our annual meeting of stockholders held on June 14, 2024 (the “2024 Annual Meeting”), our stockholders approved the 2025 Plan.
We did not grant any awards under the 2025 Plan in 2024. On January 1, 2025, the 2025 Plan superseded and replaced the 2015 Plan and no further awards will be granted under the 2015 Plan, but the 2015 Plan will continue to govern outstanding awards granted under the 2015 Plan.
Under the 2015 Plan, 2,000,000 shares of our Class A common stock were initially reserved and available for grant and issuance. On January 1 of each subsequent calendar year during the term of the 2015 Plan, the number of shares available for grant and issuance under the 2015 Plan increased by the lesser of (i) the number of shares of our Class A common stock subject to awards granted under the 2015 Plan during the preceding calendar year and (ii) such lesser number of shares of our Class A common stock determined by our Board of Directors. The number of shares of our Class A common stock is also subject to adjustment in the event of a recapitalization, stock split, reclassification, stock dividend or other change in our capitalization. The 2015 Plan authorized the award of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance awards (including performance stock units ("PSUs")) and stock bonuses to our employees, directors, consultants and independent contractors, subject to certain exceptions. We granted RSUs and PSUs during 2024 pursuant to the 2015 Plan.
RSUs and PSUs represent the right on the part of the holder to receive shares of our Class A common stock at a specified date in the future and/or upon the achievement of performance conditions at the discretion of our compensation committee, subject to forfeiture of that right due to termination of employment.
Our 2025 Employee Stock Purchase Plan (the “ESPP”) authorizes the issuance of shares of our Class A common stock pursuant to purchase rights granted to our employees. The purchase price for shares purchased under the 2025 ESPP with respect to any offering period is an amount equal to 85% of the fair market value of a share of our Class A Common Stock on the applicable purchase date (i.e., the last trading day of the applicable offering period). Offering periods are six months long and begin on February 16 and August 16 of each year. The first offering period under the ESPP will begin on Monday, February 17, 2025. 1,250,000 shares of Class A Common Stock are authorized for issuance under the ESPP, subject to adjustment in accordance with the terms of the ESPP. In addition, commencing on January 31, 2026 and on each January 31st thereafter during the term of the ESPP, the number of shares of Class A Common Stock authorized for issuance under the ESPP will be increased by the lesser of (i) the number of shares of Class A Common Stock issued or transferred pursuant to rights granted under the ESPP during the preceding calendar year, (ii) such lesser number of shares of Class A Common Stock as determined by our compensation committee, or (iii) 1,250,000 shares of Class A Common Stock.
Stock Options
A summary of activity in connection with our stock options for the year ended December 31, 2024 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years
Options outstanding as of December 31, 2023	381	$51.49	3.4
Options granted	—	—
Options exercised	(251)	15.62
Options cancelled/forfeited	(1)	3.28
Options outstanding as of December 31, 2024	129	$121.50	7.6

At December 31, 2024:
Options vested and expected to vest	129	$121.50	7.6
Options exercisable	9	$14.75	0.6
Our stock-based compensation expense for stock options were not material for the periods presented.
During the year ended December 31, 2023, we granted our Chief Executive Officer options to purchase 120,000 shares of our Class A common stock. These stock options vest based on service conditions with one-third vesting at the end of each of the years ending December 31, 2025, 2026 and 2027 (assuming continued employment through the applicable vesting date). No stock options were granted during the years ended December 31, 2024 or 2022.
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
The total intrinsic value of options exercised in 2024, 2023 and 2022 was $52.2 million, $36.4 million, and $31.1 million, respectively. This intrinsic value represents the difference between the fair value of our Class A common stock on the date of exercise and the exercise price of each option. Based on the fair value of our Class A common stock as of December 31, 2024, the total intrinsic value of all outstanding options, exercisable options, and options vested and expected to vest was $16.2 million.

Restricted Stock Units
A summary of activity in connection with our RSUs for the year ended December 31, 2024 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2023	943	$121.61
Granted	376	214.99
Vested	(449)	129.57
Forfeited	(85)	137.95
Unvested as of December 31, 2024	785	$159.98
Unvested RSUs as of December 31, 2024 were composed of 0.7 million RSUs with only service conditions and 0.1 million PSUs with both service conditions and performance conditions. RSUs granted with only service conditions generally vest over a four-year period, assuming continued employment through the applicable vesting date. The number of PSUs granted, as included in the above table, assumes achievement of the performance metric at 100% of the performance target.
The unvested PSUs as of December 31, 2024, are subject to vesting based on the achievement of pre-established performance metrics for the year ending December 31, 2024 and will vest over a three year period, assuming continued employment through each applicable vesting date. The actual number of shares to be issued at the end of the performance period will range from 0% to 170% of the target number of shares depending on achievement relative to the performance metric over the applicable period.
We recognized stock-based compensation expense for the RSUs and PSUs of $59.2 million, $51.0 million and $43.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the total estimated remaining stock-based compensation expense for the aforementioned RSUs and PSUs was $96.2 million, which is expected to be recognized over a weighted average period of 2.1 years. The total fair value of RSUs and PSUs vested during the years ended December 31, 2024, 2023 and 2022 was approximately $111.8 million, $82.2 million and $27.5 million, respectively.
 15. Income Taxes
Set forth below is a reconciliation of the components that caused our (benefit from) provision for income taxes to differ from amounts computed by applying the United States federal statutory rate:

	Year Ended December 31,
	2024	2023	2022
U.S. federal statutory income tax rate	21%	21%	21%
State and local income taxes, net of federal benefit	(2)	(44)	9
Change in valuation allowance	(37)	215	(37)
Stock-based compensation expense	(13)	(108)	7
Federal research and development tax credits	(10)	(93)	5
Non-deductible officers' compensation	5	79	(6)
Other permanent differences	—	(4)	(1)
(Benefit from) provision for income taxes	(36)%	66%	(2)%

The (benefit from) provision for income tax consists of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current
Federal	$26,452	$3,485	$1,313
State and local	6,280	2,299	686
Foreign	30	—	—
Total current	32,762	5,784	1,999
Deferred
Federal	(46,578)	(477)	(854)
State and local	(39,930)	(12)	257
Total deferred	(86,508)	(489)	(597)
Total (benefit from) provision for income taxes	$(53,746)	$5,295	$1,402
The components of deferred tax assets (liabilities) were as follows (in thousands):

	December 31,
	2024	2023
Deferred income tax assets:
Net operating loss carryforwards	$9,201	$6,502
Research and development tax credits	24,326	19,513
Capitalized research and software costs	66,090	33,958
Stock-based compensation	413	2,894
Lease liability	11,139	11,914
Other	1,495	3,384
Total deferred tax assets	112,664	78,165
Valuation allowance	—	(62,380)
Deferred tax assets, net of valuation allowance	$112,664	$15,785
Deferred tax liabilities:
Property and equipment	$(3,351)	$(4,189)
Intangible assets	(15,387)	(2,921)
Capitalized commissions	(4,463)	(4,237)
State taxes	(7,749)	—
Lease asset	(4,695)	(5,135)
Other	(109)	—
Total deferred tax liabilities	(35,754)	(16,482)
Total net deferred tax liabilities	$76,910	$(697)
As of December 31, 2024, the decrease in our valuation allowance of $62.4 million is comprised of decrease in our federal and state valuation allowance of $31.1 million and $31.3 million respectively. In evaluating the need for a valuation allowance at each reporting period, we consider the weighting of all available positive and negative evidence, which includes, among other things, the nature, frequency and severity of current and cumulative taxable income or losses, future projections of profitability, timing of the future reversal of existing temporary differences, and the duration of statutory carryforward periods. In assessing all available evidence, we determined that there was sufficient positive evidence to overcome the negative evidence, including our past and current financial results, growth demonstrated in our top-line performance, as well as projected profitability. Accordingly, we determined it is more likely than not that the deferred tax assets will be realized and we released our valuation allowance at December 31, 2024.
As of December 31, 2024, we had federal and state net operating loss carryforwards $14.4 million and $85.1 million, respectively. The federal net operating loss carryovers do not expire and state net operating losses will begin to expire in 2025. As of December 31, 2024, we also had federal and state research and development credit carryforwards of $0.9 million and $31.4 million, respectively. The federal credit carryforwards will begin to expire in 2044, while the state credit carryforwards apply indefinitely. Utilization of our net operating loss and credit carryforwards may be subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.
The change in the valuation allowance are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Valuation allowance, at beginning of year	$62,380	$43,776	$17,217
Increase in valuation allowance	—	18,604	26,559
Decrease in valuation allowance	(62,380)	—	—
Valuation allowance, at end of year	$—	$62,380	$43,776

The following is a reconciliation of the total amounts of reserves for unrecognized tax benefits from uncertain tax positions (in thousands):

	Year Ended December 31,
	2024	2023	2022
Unrecognized tax benefit beginning of year	$12,315	$9,455	$7,816
Increases-tax positions in prior year	1,203	—	—
Increases-tax positions in current year	3,732	2,860	1,639
Statute of limitation expiration	$(2,315)	$—	$—
Unrecognized tax benefit end of year	$14,935	$12,315	$9,455
As of December 31, 2024, we recorded gross uncertain tax benefits of $14.9 million a majority of which would impact our effective tax rate, if recognized. We accrued interest and penalties related to our uncertain income tax positions in our income tax expense and accrued no interest and penalties for the year ended December 31, 2024 and 2023. We do not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.
We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. While the applicable statute of limitations are generally open for three to four years for the jurisdictions we file in, we remain subject to income tax examinations for years ended after December 31, 2019 for federal taxes and all years for most state jurisdictions due to the usage of carryforward attributes, such as net operating losses and research and development credits. As of December 31, 2024, we have not been notified for audit by the Internal Revenue Service or any significant state jurisdiction.
 16. Revenue and Other Information
The following table presents our revenue categories (in thousands):

	Year Ended December 31,
	2024	2023	2022
Core solutions	$180,605	$156,692	$132,541
Value Added Services	605,011	454,098	327,636
Other	8,586	9,655	11,706
Total revenue	$794,202	$620,445	$471,883
Our revenue is generated primarily from United States customers. All of our property and equipment is located in the United States.
17. Workforce Reduction
During the year ended December 31, 2023, we implemented a plan to reduce our workforce by 149 employees in order to scale our business more efficiently. Impacted employees were notified in August 2023. There were no workforce reductions during the years ended December 31, 2024 and 2022.
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
The following is a summary of changes in the accrued severance and related personnel cost, within Accrued Employee Expenses on the Consolidated Balance Sheets (in thousands):

Accrued Severance and Related Personnel Cost
Balance as of December 31, 2022	$—
Severance and related personnel cost	10,278
Cash Payments	(9,425)
Balance as of December 31, 2023	$853
Cash Payments	(853)
Balance as of December 31, 2024	$—
18. Retirement Plans
We have a 401(k) retirement and savings plan made available to all employees. We may, at our discretion, make matching contributions to the 401(k) plan. Cash contributions to the plan were $7.4 million, $7.3 million, and $5.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were designed at the reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As of December 31, 2024, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth in the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2024.
The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their audit report which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting at December 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13(a)-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
(b) Matthew S. Mazza has been appointed Chief Trust Officer of the Company, effective February 6, 2025. Mr. Mazza previously served as the Company's Chief Legal Officer, a position he held since 2021, and Corporate Secretary, a position he held since 2022. Before becoming Chief Legal Officer, Mr. Mazza served as the Company's General Counsel and Chief Compliance Officer, as well as in other senior legal and compliance roles, since 2016.
(e) In connection with his appointment as Chief Trust Officer, Mr. Mazza entered into an employment agreement with the Company, dated as of February 6, 2025 (the “Employment Agreement”). The Employment Agreement provides for “at-will” employment and sets forth the terms and conditions of Mr. Mazza’s employment. Pursuant to the Employment Agreement, Mr. Mazza will be entitled to receive, among other things: (a) an annual base salary of $420,000; (b) an annual bonus opportunity under the Company’s corporate bonus plan equal to 60% of his annual base salary at target; and (c) for 2025, an award of restricted stock units covering a number of shares of Class A Common Stock of the Company having an aggregate value of approximately $1,800,000 on the date of grant, which will vest in accordance with the Company’s standard practices.

In addition, pursuant to the Employment Agreement, in the event the Company terminates Mr. Mazza’s employment without “cause” or he resigns for “good reason,” (as each term is defined therein) subject to his execution and non-revocation of a general release of claims in favor of the Company and his compliance with certain non-disparagement, confidentiality and other restrictive covenants, he will be entitled to receive: (i) nine months of base salary continuation; (ii) payment of any earned but unpaid annual bonus in respect of the prior completed fiscal year; (iii) a pro rata portion of any annual bonus for the fiscal year in which such termination occurs; and (iv) payment of monthly premiums under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) until the earlier of (x) nine months following the termination date and (y) the date on which Mr. Mazza first becomes eligible to obtain group health insurance through another employer or otherwise ceases to be eligible for continuation coverage under COBRA.
The foregoing summary of the Employment Agreement is qualified in its entirety by reference to the full text of the Employment Agreement, which is filed as an Exhibit 10.25 to this Annual Report and incorporated herein by reference.
ITEM 9C.     DISCLOSURES REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below in this Item, the information required by this Item will be included in the Proxy Statement under the headings "Election of Directors," “Directors and Corporate Governance,” "Executive Officers," "Additional Information," and, as applicable, “Delinquent Section 16(a) Reports” and is incorporated by reference herein.

We have adopted a Code of Business Conduct and Ethics which applies to all of our employees, officers and directors. A copy of our Code of Business Conduct and Ethics is posted on our website, https://ethics.appfolio.com. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics by posting such information on our investor relations website, http://ir.appfolioinc.com.
We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by directors, officers, employees and the Company.
ITEM 11.     EXECUTIVE COMPENSATION
The information required by this item will be included in the Proxy Statement under the headings "Executive Compensation," "Directors and Corporate Governance," and "Summary Compensation Table" and is incorporated by reference herein.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in the Proxy Statement under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated by reference herein.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the Proxy Statement under the headings "Directors and Corporate Governance" and “Related Party Transactions” and is incorporated by reference herein.
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in the Proxy Statement under the heading "Ratification of the Appointment of Our Independent Registered Public Accounting Firm."
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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the registrant as currently in effect.	10-Q	001-37468	3.1	8/6/2015
3.2	Amended and Restated Bylaws of the registrant as currently in effect.	10-Q	001-37468	3.1	8/3/2020
4.1	Specimen Certificate for Class A Common Stock.	S-1/A	333-204262	4.1	6/4/2015
4.2	Amended and Restated Investor Rights Agreement, by and among the registrant and the investors named therein, dated November 26, 2013.	S-1/A	333-204262	4.2	6/4/2015
4.3	Description of Capital Stock of the registrant.					X
10.1	Industrial Lease, by and between the registrant and 50 Castilian Drive, LLC, effective December 6, 2019 (50 Castilian Drive, Goleta, CA 93117).	8-K	001-37468	10.1	12/11/2019
10.2	Industrial Lease, by and between the registrant and 50 Castilian Drive, LLC, effective December 6, 2019 (70 Castilian Drive, Goleta, CA 93117).	8-K	001-37468	10.2	12/11/2019
10.3	Industrial Lease, by and between the registrant and 50 Castilian Drive, LLC, effective December 6, 2019 (90 Castilian Drive, Goleta, CA 93117).	8-K	001-37468	10.3	12/11/2019
10.4	First Amendment to Industrial Lease, by and between the registrant and 50 Castilian Drive, LLC, effective February 10, 2022 (50 Castilian Drive, Goleta, CA 93117).	10-K	001-37468	10.4	2/28/2022
10.5	First Amendment to Industrial Lease, by and between the registrant and 50 Castilian Drive, LLC, effective February 10, 2022 (70 Castilian Drive, Goleta, CA 93117).	10-K	001-37468	10.5	2/28/2022
10.6	First Amendment to Industrial Lease, by and between the registrant and 50 Castilian Drive, LLC, effective February 10, 2022 (90 Castilian Drive, Goleta, CA 93117).	10-K	001-37468	10.6	2/28/2022
10.7	Sublease, by and between the registrant and Google LLC, effective July 10, 2023 (50 Castilian Drive, Goleta, CA 93117).	10-Q	001-37468	10.3	10/27/2023
10.8#	2015 Stock Incentive Plan and related form agreements.	S-1/A	333-204262	10.4	6/4/2015
10.9#	Form of Restricted Stock Unit Award Agreement (New Hire) under 2015 Stock Incentive Plan.	10-K	001-37468	10.16	2/28/2022
10.10#	Form of Restricted Stock Unit Award Agreement (Refresh) under 2015 Stock Incentive Plan.	10-K	001-37468	10.17	2/28/2022
10.11#	Form of Restricted Stock Unit Award Agreement (PSU) under 2015 Stock Incentive Plan.	10-K	001-37468	10.18	2/28/2022
10.12#	2025 Omnibus Incentive Plan	10-Q	001-37468	10.1	7/26/2024

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13#	Form of Restricted Stock Unit Award Agreement (New Hire) under 2025 Omnibus Incentive Plan.					X
10.14#	Form of Restricted Stock Unit Award Agreement (Refresh) under 2025 Omnibus Incentive Plan Incentive Plan.					X
10.15#	Form of Restricted Stock Unit Award Agreement (PSU) under 2025 Omnibus Incentive Plan.					X
10.16#	2025 Employee Stock Purchase Plan	10-Q	001-37468	10.2	7/26/2024
10.17#	Transition and Separation Agreement, dated March 1, 2023, by and between Jason Randall and the registrant	10-Q	001-37468	10.1	4/28/2023
10.18#	Employment agreement, dated March 1, 2023, between the registrant and William Shane Trigg	10-Q	001-37468	10.2	4/28/2023
10.19#	Employment agreement between the registrant and Fay Sien Goon.	10-Q	001-37468	10.1	11/8/2021
10.20#	Separation Agreement, dated November 8, 2024, between the registrant and Fay Sien Goon.	8-K	001-37468	10.1	11/21/2024
10.21#	Nonemployee Director Deferred Compensation Plan.	10-K	001-37468	10.19	2/28/2022
10.22#	Related form of Deferral Election under Nonemployee Director Deferred Compensation Plan.	10-K	001-37468	10.20	2/28/2022
10.23#	Form of Indemnification Agreement by and between the registrant and certain of its senior employees and directors.					X
10.24	Agreement and Plan of Merger, dated October 22, 2024, among the registrant, Lilac Merger Sub, Inc., Move EZ, Inc. and WT Representative, LLC.	8-K	001-37468	2.1	10/22/2024	X
10.25#	Employment Agreement, dated February 6, 2025, between the registrant and Matthew S. Mazza.					X
19	Insider Trading Policy of the registrant.					X
21.1	Subsidiaries of the registrant.					X
23.1	Consent of independent registered public accounting firm.					X
24.1	Power of Attorney (included on the signature page of this Annual Report).					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1#	Executive Compensation Recovery Policy.	10-K	001-37468	97.1	2/1/2024
101.SCH	XBRL Taxonomy Extension Schema Document.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

#	Indicates a management contract or compensatory plan or arrangement
*	The certifications attached as Exhibit 32.1 accompany this Annual Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AppFolio, Inc.

Date:	February 6, 2025	By:	/s/ Shane Trigg
Shane Trigg
Chief Executive Officer
(Principal Executive Officer)

Date:	February 6, 2025	By:	/s/ Tim Eaton
Tim Eaton
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Shane Trigg, Tim Eaton, and Matthew Mazza, his or her lawful attorneys-in-fact and agents, for such person in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Shane Trigg	President, Chief Executive Officer and Director (Principal Executive Officer)	February 6, 2025
Shane Trigg

/s/ Tim Eaton	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	February 6, 2025
Tim Eaton

/s/ Andreas von Blottnitz	Chairman of the Board	February 6, 2025
Andreas von Blottnitz

/s/ Timothy Bliss	Director	February 6, 2025
Timothy Bliss

/s/ Agnes Bundy Scanlan	Director	February 6, 2025
Agnes Bundy Scanlan

/s/ Janet Kerr	Director	February 6, 2025
Janet Kerr

/s/ Olivia Nottebohm	Director	February 6, 2025
Olivia Nottebohm

/s/ Winifred Webb	Director	February 6, 2025
Winifred Webb

/s/ Alexander Wolf	Director	February 6, 2025
Alexander Wolf