Form 10-Q
period 2025-03-31
APPFOLIO INC
filed 2025-04-24
CIK 1433195

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025.
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

As of April 17, 2025, the number of shares of the registrant’s Class A common stock outstanding was 23,047,322 and the number of shares of the registrant’s Class B common stock outstanding was 12,981,324.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025 (this "Quarterly Report"), contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), which statements involve substantial risks and uncertainties. The forward-looking statements made in this Quarterly Report are intended to qualify for the protection of the safe harbor provided by the PSLRA and are based primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, cash flows and/or prospects. Forward-looking statements include all statements that are not statements of historical fact. Forward-looking statements can also be identified by words such as “may,” “will,” “should,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “future,” or “continue,” or the negative of these words or other similar terms or expressions. Examples of forward-looking statements include, among others, statements regarding changes in the competitive environment, responding to customer needs, research and product development plans, future products and services, growth in the size of our business and number of customers, strategic plans and objectives, business forecasts and plans, our future or assumed financial condition, results of operations and liquidity, trends affecting our business and industry, capital needs and financing plans, capital resource allocation plans, share repurchase plans, and commitments and contingencies, including with respect to the outcome of legal proceedings or regulatory matters. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those risks, uncertainties and other factors described in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" in this Quarterly Report and "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (our "Annual Report"), as well as in the other reports we file with the Securities and Exchange Commission (the "SEC"). You should read this Quarterly Report, and the other documents we file with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements. As such, you should not rely upon forward-looking statements as predictions of future events. Any forward-looking statement made by us in this Quarterly Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

APPFOLIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$56,933	$42,504
Investment securities—current	153,881	235,745
Accounts receivable, net	27,462	24,346
Prepaid expenses and other current assets	33,738	32,807
Total current assets	272,014	335,402
Property and equipment, net	23,413	24,483
Operating lease right-of-use assets	16,971	17,472
Capitalized software development costs, net	13,649	15,429
Goodwill	96,410	96,410
Intangible assets, net	46,500	49,057
Deferred income taxes	82,451	76,910
Other long-term assets	13,325	11,515
Total assets	$564,733	$626,678
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,934	$2,378
Accrued employee expenses	21,775	30,157
Accrued expenses	15,724	14,658
Other current liabilities	16,173	16,087
Total current liabilities	58,606	63,280
Operating lease liabilities	36,328	37,476
Other liabilities	7,680	6,632
Total liabilities	102,614	107,388
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock	2	2
Class B common stock	2	2
Additional paid-in capital	262,237	254,821
Accumulated other comprehensive (loss) Income	(34)	173
Treasury stock	(121,519)	(25,756)
Retained earnings	321,431	290,048
Total stockholders’ equity	462,119	519,290
Total liabilities and stockholders’ equity	$564,733	$626,678
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue	$217,702	$187,430
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)(1)	79,498	64,646
Sales and marketing(1)	31,057	24,455
Research and product development(1)	43,758	37,895
General and administrative(1)	23,351	21,132
Depreciation and amortization	6,255	5,212
Total costs and operating expenses	183,919	153,340
Income from operations	33,783	34,090
Other income (loss), net	56	—
Interest income, net	2,953	2,992
Income before provision for income taxes	36,792	37,082
Provision (benefit from) for income taxes	5,409	(1,581)
Net income	$31,383	$38,663

Net income per common share:
Basic	$0.86	$1.07
Diluted	$0.86	$1.05
Weighted average common shares outstanding:
Basic	36,302	36,087
Diluted	36,648	36,674
(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2025	2024
Stock-based compensation expense included in costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$1,287	$960
Sales and marketing	2,848	1,510
Research and product development	6,931	5,682
General and administrative	5,305	5,322
Total stock-based compensation expense	$16,371	$13,474

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$31,383	$38,663
Other comprehensive loss:
Changes in unrealized losses on investment securities, net of tax	(207)	(214)
Comprehensive income	$31,176	$38,449
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Class A		Class B		Capital	Income (Loss)	Stock	Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	23,241	$2	13,163	$2	$254,821	$173	$(25,756)	$290,048	$519,290
Exercise of stock options	1	—	—	—	11	—	—	—	11
Stock-based compensation	—	—	—	—	16,483	—	—	—	16,483
Vesting of restricted stock units, net of shares withheld for taxes	60	—	—	—	(9,078)	—	—	—	(9,078)
Conversion of Class B common stock to Class A common stock	182	—	(182)	—	—	—	—	—	—
Repurchase on common stock	(445)	—	—	—	—	—	(95,763)	—	(95,763)
Other comprehensive loss	—	—	—	—	—	(207)	—	—	(207)
Net Income	—	—	—	—	—	—	—	31,383	31,383
Balance at March 31, 2025	23,039	$2	12,981	$2	$262,237	$(34)	$(121,519)	$321,431	$462,119

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Class A		Class B		Capital	Income (Loss)	Stock	Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	21,749	$2	14,116	$2	$236,985	$99	$(25,756)	$85,980	$297,312
Exercise of stock options	244	—	—	—	3,874	—	—	—	3,874
Stock-based compensation	—	—	—	—	13,646	—	—	—	13,646
Vesting of restricted stock units, net of shares withheld for taxes	89	—	—	—	(14,086)	—	—	—	(14,086)
Conversion of Class B common stock to Class A common stock	199	—	(199)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(214)	—	—	(214)
Net Income	—	—	—	—	—	—	—	38,663	38,663
Balance at March 31, 2024	22,281	$2	13,917	$2	$240,419	$(115)	$(25,756)	$124,643	$339,195
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash from operating activities
Net income	$31,383	$38,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,255	5,211
Amortization of operating lease right-of-use assets	501	523
Amortization of costs capitalized to obtain revenue contracts	2,720	2,500
Deferred income taxes	(5,541)	—
Stock-based compensation, including as amortized	16,371	13,474
Other	(917)	(1,824)
Changes in operating assets and liabilities:
Accounts receivable	(3,116)	(5,470)
Prepaid expenses and other assets	(5,460)	6,349
Accounts payable	2,546	733
Operating lease liabilities	(1,051)	(475)
Accrued expenses and other liabilities	(5,226)	(16,730)
Net cash provided by operating activities	38,465	42,954
Cash from investing activities
Purchases of available-for-sale investments	(62,302)	(57,162)
Proceeds from sales of available-for-sale investments	102,718	—
Proceeds from maturities of available-for-sale investments	42,150	36,670
Purchases of property and equipment	(230)	(1,420)
Capitalization of software development costs	(636)	(1,125)
Cash paid in business acquisition, net of cash acquired	(906)	—
Net cash provided by (used in) investing activities	80,794	(23,037)
Cash from financing activities
Proceeds from stock option exercises	11	3,874
Tax withholding for net share settlement	(9,078)	(14,086)
Purchase of common stock	(95,763)	—
Net cash used in financing activities	(104,830)	(10,212)
Net increase in cash, cash equivalents and restricted cash	14,429	9,705
Cash, cash equivalents and restricted cash
Beginning of period	42,754	49,759
End of period	$57,183	$59,464
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$56,933	$59,214
Restricted cash included in prepaid expenses and other current assets	250	250
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$57,183	$59,464
Supplemental disclosure of cash flow information
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	1,558	1,483
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
 2. Summary of Significant Accounting Policies
Basis of Presentation and Significant Accounting Policies
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report, which was filed with the SEC on February 6, 2025. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim Condensed Consolidated Financial Statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of our Condensed Consolidated Financial Statements. The operating results for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the full year ending December 31, 2025.
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
Our CODM uses consolidated net income (loss) as the sole measure of segment profit or loss. Significant segment expenses include cost of revenue (excluding depreciation and amortization), sales and marketing, research and product development, general and administrative expenses, and depreciation and amortization. For expenses incurred during the three months ended March 31, 2025 and 2024, refer to our Condensed Consolidated Statements of Operations. Stock-based compensation expense is also recognized as a significant segment expense. Details regarding this expense for the three months ended March 31, 2025 and 2024 was included in the parenthetical note to the respective Condensed Consolidated Statements of Operations.

Deferred Costs
Deferred costs were $17.4 million and $16.8 million as of March 31, 2025 and December 31, 2024, respectively, of which $9.1 million and $9.9 million, respectively, are included in Prepaid expenses and other current assets and $8.2 million and $6.9 million, respectively, are included in Other long-term assets in the accompanying Condensed Consolidated Balance Sheets. Amortization expense for deferred costs was $2.7 million, $2.5 million for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, no impairments were identified in relation to the costs capitalized for the periods presented.
Net Income per Common Share
Net income per common share was the same for shares of our Class A and Class B common stock because they are entitled to the same liquidation and dividend rights and are therefore combined in the table below. The following table sets forth the computation of basic and diluted net income per common share (in thousands):

	Three Months Ended March 31,
	2025	2024
Basic net income per share:
Numerator
Net income	$31,383	$38,663
Less: undistributed earnings to participating securities	—	5
Net income attributable to common stockholders	$31,383	$38,658
Denominator
Weighted average common shares outstanding	36,302	36,092
Less: Weighted average unvested restricted shares subject to repurchase	—	5
Weighted average common shares outstanding; basic	36,302	36,087
Net income per common share; basic	$0.86	$1.07
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$31,383	$38,658
Denominator
Weighted average common shares outstanding; basic	36,302	36,087
Add: Weighted average dilutive options outstanding	39	108
Add: Weighted average dilutive restricted stock units outstanding	307	479
Weighted average common shares outstanding; diluted	36,648	36,674
Net income per common share; diluted	$0.86	$1.05
Potentially dilutive securities that are not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Unvested restricted stock awards	—	4
Restricted stock units	45	170
Total potentially dilutive securities	45	174

 3. Investment Securities and Fair Value Measurements
Investment Securities
Investment securities classified as available-for-sale consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	153,853	53	(25)	153,881
Total available-for-sale investment securities	$153,853	$53	$(25)	$153,881

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	235,509	261	(25)	235,745
Total available-for-sale investment securities	$235,509	$261	$(25)	$235,745
As of March 31, 2025, the decline in fair value below amortized cost basis was not considered other than temporary as it is more likely than not we will hold the securities until maturity or recovery of the cost basis. No allowance for credit losses for available-for-sale investment securities was recorded as of March 31, 2025 or December 31, 2024.
The fair values of available-for-sale investment securities, by remaining contractual maturity, are as follows (in thousands):

	March 31, 2025		December 31, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$153,853	$153,881	$235,509	$235,745
Total available-for-sale investment securities	$153,853	$153,881	$235,509	$235,745
During the three months ended March 31, 2025 and 2024, we had sales and maturities of investment securities, as follows (in thousands):

	Three Months Ended March 31, 2025
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
U.S. government and agency securities	61	(5)	102,718	42,150
Total	$61	$(5)	$102,718	$42,150

	Three Months Ended March 31, 2024
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
U.S. government and agency securities	—	—	—	36,670
Total	$—	$—	$—	$36,670
The tables above do not include our non-marketable debt securities of $2.0 million, which are recorded in Other long term assets in the Condensed Consolidated Balance Sheet as of March 31, 2025.
Fair Value Measurements
Recurring Fair Value Measurements
The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 by level within the fair value hierarchy (in thousands):

	March 31, 2025
	Level 1	Level 2	Total Fair Value
Cash equivalents:
Money market funds	$32,019	$—	$32,019
Available-for-sale investment securities:
U.S. government and agency securities	—	153,881	153,881
Total	$32,019	$153,881	$185,900

	December 31, 2024
	Level 1	Level 2	Total Fair Value
Cash equivalents:
Money market funds	$25,167	$—	$25,167
Available-for-sale investment securities:
U.S. government and agency securities	—	235,745	235,745
Total	$25,167	$235,745	$260,912
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
 4. Accrued Employee Expenses
Accrued employee expenses consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued bonuses	7,142	17,092
Accrued payroll and other	14,633	13,065
Total accrued employee expenses	$21,775	$30,157
5. Other Current Liabilities
Other Current Liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Unearned premium liabilities	$5,767	$5,455
Insurance reserves	$4,041	$3,908
Operating lease liabilities-current	4,369	4,273
Other	1,996	2,451
Total other current liabilities	$16,173	$16,087
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
For additional information for insurance reserves, refer to Note 6, Commitments and Contingencies.

 6. Commitments and Contingencies
Legal Liability to Landlord Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc., which was established in connection with reinsuring liability to landlord insurance policies offered to our customers by our third-party service provider. We assume a 100% quota share of the liability to landlord insurance policies placed with our customers by our third-party service provider. We accrue for reported claims, and include an estimate of losses incurred but not reported by our property manager customers, in cost of revenue because we bear the risk related to all such claims. Our estimated liability for reported claims and incurred but not reported claims as of March 31, 2025 and December 31, 2024 was $4.0 million and $3.9 million, respectively, and is included in Other current liabilities on our Condensed Consolidated Balance Sheets.
Included in Prepaid expenses and other current assets as of March 31, 2025 and December 31, 2024 are $4.0 million and $6.7 million, respectively, of deposits held with a third party related to requirements to maintain collateral for this insurance service.
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
7. Share Repurchase Program
On February 20, 2019, our Board of Directors (our "Board") authorized a $100.0 million share repurchase program (the "2019 Stock Repurchase Program") relating to our outstanding shares of Class A common stock. Under the 2019 Stock Repurchase Program, we were authorized to repurchase shares of our Class A common stock from time to time in open market purchases or privately negotiated transactions. The 2019 Stock Repurchase Program did not obligate us to repurchase any minimum dollar amount or number of shares, did not have an expiration date, and it could have been modified, suspended or terminated at any time and for any reason.
During the three months ended March 31, 2025, we repurchased 445,311 shares of our Class A common stock through open market repurchases under the 2019 Stock Repurchase Program at an average purchase price of $215.05 per share, inclusive of broker commissions, for an aggregate repurchase price of $95.8 million which was recorded as a reduction to stockholders' equity. As a result of the repurchases, we have substantially exhausted the remaining shares available for purchase under the 2019 Stock Repurchase Program. We did not repurchase any shares of our Class A common stock under the 2019 Stock Repurchase Program during the three months ended March 31, 2024.
On April 23, 2025, our Board authorized a $300.0 million share repurchase program (the "2025 Stock Repurchase Program") relating to our outstanding shares of Class A common stock. Under the 2025 Stock Repurchase Program, we are authorized to repurchase shares of our Class A common stock from time to time in open market purchases or privately negotiated transactions. The 2025 Stock Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares, has no expiration date, and can be modified, suspended or terminated at any time and for any reason. The timing and actual number of shares repurchased will depend on a variety of factors, including price, corporate and legal requirements, market conditions and other factors. The 2025 Stock Repurchase Program replaces the 2019 Stock Repurchase Program.

 8. Stock-Based Compensation
Restricted Stock Units
A summary of activity in connection with our restricted stock units ("RSUs") for the three months ended March 31, 2025, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2024	785	$160.0
Granted	332	225.0
Vested	(101)	153.5
Forfeited	(32)	149.2
Unvested as of March 31, 2025	983	$182.9
Unvested RSUs as of March 31, 2025 were composed of 0.9 million RSUs with only service conditions and 0.1 million performance share units ("PSUs") with both service conditions and performance conditions. RSUs granted with only service conditions generally vest over a four-year period, assuming continued employment through the applicable vesting date. The number of PSUs granted, as included in the above table, assumes achievement of the performance metrics at 100% of the performance target. The unvested PSUs as of March 31, 2025, are subject to vesting based on the achievement of pre-established performance metrics for the year ending December 31, 2025 and will vest over a three year period, assuming continued employment through each vesting date. The actual number of shares to be issued at the end of the performance period will range from 0% to 171% of the target number of shares depending on achievement relative to the performance metrics over the applicable period.
We recognized stock-based compensation expense for the RSUs and PSUs of $16.0 million and $13.0 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the total estimated remaining stock-based compensation expense for the aforementioned RSUs and PSUs was $142.8 million, which is expected to be recognized over a weighted average period of 2.5 years.
 9. Income Taxes
We calculate our provision for income taxes on a quarterly basis by applying an estimated annual effective tax rate to income (loss) from operations and by calculating the tax effect of discrete items recognized during the quarter.
For the three months ended March 31, 2025, we recorded income tax expense of $5.4 million, representing an effective tax rate of 14.7%. Our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to excess tax benefits from stock-based compensation and research & development tax credits, partially offset by state income taxes and non-deductible officers' compensation. For the three months ended March 31, 2024, our effective tax rate as compared to the U.S. federal statutory rate of 21% differs primarily due to excess tax benefits from stock-based compensation, partially offset by change in valuation allowance against deferred tax assets, state income taxes and non-deductible officers' compensation.
We assess our ability to realize our deferred tax assets on a quarterly basis and we establish a valuation allowance if it is more-likely-than-not that some portion of deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. During the three months ended December 31, 2024, we assessed all available evidence and determined that there was sufficient positive evidence to overcome the negative evidence, including our past and current financial results, growth demonstrated in our top-line performance, as well as projected profitability. Accordingly, we determined it is more likely than not that the deferred tax assets will be realized and we released our valuation allowance at December 31, 2024.
There were no material changes to our unrecognized tax benefits during the three months ended March 31, 2025, and we do not expect to have any significant changes to unrecognized tax benefits through the remainder of the year.

 10. Revenue and Other Information
The following table presents our revenue categories for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Core solutions	$49,513	$42,920
Value Added Services	164,706	142,331
Other	3,483	2,179
Total revenue	$217,702	$187,430
Our revenue is generated primarily from customers in the United States. Our property and equipment is primarily located in the United States.
11. Subsequent Event
On April 3, 2025, our Board (1) increased the number of directors that comprise the Board from eight to nine directors in accordance with our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, and (2) elected Robert Donald Casey III to the Board as a Class II Director effective immediately to fill the director’s office created by such increase. In connection with his election, the Board determined that Mr. Casey qualifies as an independent director under the Nasdaq rules.
On April 11, 2025, we entered into a strategic partnership (the "Strategic Partnership") with Second Nature Brands, Inc. ("Second Nature") that will, among other things, enable AppFolio's property management customers to offer Second Nature's suite of residential property services within the AppFolio Stack™ partner ecosystem.
In connection with entering into the Strategic Partnership, on April 11, 2025, we purchased a minority, non-controlling equity interest in Second Nature Holdings, L.P., the indirect parent of Second Nature, for $75.0 million, paid with cash on hand.
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
Property management units under management. We believe that our ability to increase our number of property management units under management is an indicator of our market penetration, growth, and potential future business opportunities. We define property management units under management as active or committed units under management at the period end date. We had 8.8 million and 8.3 million property management units under management as of March 31, 2025 and 2024, respectively.
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
In addition, we charge our customers for assistance onboarding onto our core solutions and for certain other non-recurring services. We generally invoice for these other services in advance of the services being completed and recognize revenue in the period the service is rendered. We also generate revenue from the legacy customers of businesses we acquire that provide standalone services outside of our platform. Revenue derived from these services is recorded in Other revenue. As of March 31, 2025 and 2024, we had 21,105 and 19,941 property management customers, respectively.
Costs and Operating Expenses
Cost of Revenue (Exclusive of Depreciation and Amortization). Many of our Value Added Services are facilitated by third-party service providers. Cost of revenue paid to these third-party service providers includes, without limitation, the cost of electronic interchange and payment processing-related services to support our payments services, the cost of credit reporting services for our tenant screening services, and various costs associated with our risk mitigation service providers. These third-party costs vary both in amount and as a percentage of revenue for each Value Added Service offering. Cost of revenue also includes personnel-related costs for our employees focused on customer service and the support of our operations (including salaries, cash bonuses, benefits, and stock-based compensation), platform infrastructure costs (such as data center operations and hosting-related costs), and allocated shared and other costs. Cost of revenue excludes depreciation of property and equipment, amortization of capitalized software development costs and amortization of intangible assets.
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
Provision (benefit from) for income taxes. Provision (benefit from) for income taxes consists of federal and state income taxes in the United States.

Results of Operations
Revenue

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Core solutions	$49,513	$42,920	$6,593	15%
Value Added Services	164,706	142,331	22,375	16%
Other	3,483	2,179	1,304	60%
Total revenue	$217,702	$187,430	$30,272	16%

The increase in revenue for the three months ended March 31, 2025, compared to the same period in the prior year, was primarily attributable to an increase in the usage of our payments, tenant screening, and risk mitigation services. During the three month periods ended March 31, 2025, we also experienced growth of 6% in the number of property management units under management compared to the same period in the prior year, which drove growth in users of our subscription and usage-based services.
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
Cost of Revenue (Exclusive of Depreciation and Amortization)

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$79,498	$64,646	$14,852	23%
Percentage of revenue	36.5%	34.5%
Stock-based compensation, included above	$1,287	$960	$327	34%
Percentage of revenue	0.6%	0.5%
Cost of revenue (exclusive of depreciation and amortization) for the three months ended March 31, 2025 increased, compared to the same period in the prior year, primarily due to a $12.9 million increase in third-party service provider costs, driven by greater adoption and utilization of our Value Added Services.
We expect cost of revenue (exclusive of depreciation and amortization) for the year ending December 31, 2025, to stay relatively flat as a percentage of revenue compared to the year ended December 31, 2024.
Sales and Marketing

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Sales and marketing	$31,057	$24,455	$6,602	27%
Percentage of revenue	14.3%	13.0%
Stock-based compensation, included above	$2,848	$1,510	$1,338	89%
Percentage of revenue	1.3%	0.8%
Sales and marketing expense for the three months ended March 31, 2025 increased, compared to the same period in the prior year, primarily due to a $4.1 million increase in personnel-related costs, including stock-based and performance-based compensation, necessary to support growth in the business, and a $0.7 million increase in advertising costs due to increased targeted go-to-market investment.

We expect sales and marketing expense for the year ending December 31, 2025 to increase as a percentage of revenue compared to the year ended December 31, 2024, as we seek to increase brand awareness and presence through targeted go-to-market investment.
Research and Product Development

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Research and product development	$43,758	$37,895	$5,863	15%
Percentage of revenue	20.1%	20.2%
Stock-based compensation, included above	$6,931	$5,682	$1,249	22%
Percentage of revenue	3.2%	3.0%
Research and product development expense increased for the three months ended March 31, 2025, compared to the same period in the prior year, primarily due to a $3.7 million increase in personnel-related costs, including stock-based and performance-based compensation, net of capitalized software development costs. The increase in personnel-related costs was primarily due to headcount growth within our research and product development organization.
We expect research and product development expenses for the year ending December 31, 2025 to decrease as a percentage of revenue compared to the year ended December 31, 2024, as we continue to leverage headcount efficiencies.
General and Administrative

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
General and administrative	$23,351	$21,132	$2,219	11%
Percentage of revenue	10.7%	11.3%
Stock-based compensation, included above	$5,305	$5,322	$(17)	—%
Percentage of revenue	2.4%	2.8%
General and administrative expense increased for the three months ended March 31, 2025, compared to the same period in the prior year, primarily due to a $2.8 million increase in personnel-related costs, including stock-based and performance-based compensation, primarily due to headcount growth.
We expect general and administrative expenses for the year ending December 31, 2025 to decrease as a percentage of revenue compared to the year ended December 31, 2024 as we continue to leverage headcount efficiencies.

Depreciation and Amortization

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Depreciation and amortization	$6,255	$5,212	$1,043	20%
Percentage of revenue	2.9%	2.8%
Depreciation and amortization expense for the three months ended March 31, 2025 increased, compared to the same period in the prior year, primarily due to amortization of the intangible assets recognized from the acquisition of Move EZ, Inc. in the fourth quarter of 2024.
We expect depreciation and amortization expenses for the year ending December 31, 2025 to increase as a percentage of revenue compared to the year ended December 31, 2024 due to amortization of the intangible assets recognized from the acquisition of Move EZ, Inc. in the fourth quarter of 2024.
Interest Income, Net

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Interest income, net	$2,953	$2,992	$(39)	(1)%
Percentage of revenue	1.4%	1.6%
Interest income for the three months ended March 31, 2025 was relatively flat, compared to the same period in the prior year.
Provision (benefit from) for income taxes

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Income before provision for income taxes	$36,792	$37,082	$(290)	(1)%
Provision for (benefit from) income taxes	$5,409	$(1,581)	$6,990	*
Effective tax rate	14.7%	(4.3)%
*Percentage not meaningful
For the three months ended March 31, 2025, we recorded income tax expense of $5.4 million, representing an effective tax rate of 14.7%. Our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to excess tax benefits from stock-based compensation and research & development tax credits, partially offset by state income taxes and non-deductible officers' compensation. For the three months ended March 31, 2024, our effective tax rate as compared to the U.S. federal statutory rate of 21% differs primarily due to excess tax benefits from stock-based compensation, partially offset by change in valuation allowance against deferred tax assets, state income taxes and non-deductible officers' compensation.
Our effective tax rate for the three months ended March 31, 2025, as compared to the same period in 2024, is significantly higher primarily due to the substantial decrease in excess tax benefits from stock-based compensation and changes in valuation allowance.
Liquidity and Capital Resources
Our principal sources of liquidity continue to be cash, cash equivalents, and investment securities totaling $210.8 million, as well as cash flows generated from our operations. We have financed our operations primarily through cash generated from operations. We believe that our existing cash and cash equivalents, investment securities, and cash generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Capital Requirements
Our future capital requirements depend on many factors, including continued market acceptance of our software solutions; changes in the number of our customers and adoption and utilization of our Value Added Services by new and existing customers; the timing and extent of the introduction of new core functionality, products and Value Added Services; and the timing and extent of our investments across our organization.
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
During the first quarter of 2025, we substantially exhausted the shares remaining available for purchase under the 2019 Stock Repurchase Program. On April 23, 2025, our Board authorized the repurchase of up to $300.0 million of shares of our Class A common stock from time to time pursuant to the 2025 Stock Repurchase Program. For more information regarding our repurchases under the 2019 Stock Repurchase Program and the terms of the 2025 Stock Repurchase Program, refer to Note 7, Share Repurchase Program, of our Condensed Consolidated Financial Statements and Part 2, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" of this Quarterly Report.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$38,465	$42,954
Net cash provided by (used in) investing activities	80,794	(23,037)
Net cash used in financing activities	(104,830)	(10,212)
Net increase in cash, cash equivalents and restricted cash	$14,429	$9,705
Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our core solutions and Value Added Services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
The net decrease in cash provided by operating activities for the three months ended March 31, 2025, compared to the same period in the prior year, was primarily due to a higher increase in operating expenditures related to personnel-related costs.
Investing Activities
Cash provided by (used in) investing activities is generally composed of the cash paid in purchases of investment securities, maturities and sales of investment securities, purchases of property and equipment, business acquisition, net of cash acquired, and additions to capitalized software development.
The net increase in cash provided by (used in) investing activities for the three months ended March 31, 2025, compared to the same period in the prior year, was primarily due to higher sales and maturities of available-for-sale investment securities.
Financing Activities
Cash used in financing activities is generally composed of net share settlements for employee tax withholdings associated with the vesting of equity awards and repurchases of our Class A common stock offset by proceeds from the exercise of stock options.
The net increase in cash used in financing activities for the three months ended March 31, 2025, compared to the same period in the prior year, was primarily due to repurchases of our Class A common stock.

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
Investment Securities
As of March 31, 2025, we had $153.9 million of investment securities consisting of United States government and agency securities. The primary objective of investing in securities is to support our liquidity and capital needs. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
Our investment securities are exposed to market risk due to interest rate fluctuations. While fluctuations in interest rates do not impact our interest income from our investment securities as all of these securities have fixed interest rates, changes in interest rates may impact the fair value of the investment securities. Since our investment securities are held as available for sale, all changes in fair value impact our other comprehensive (loss) income unless an investment security is considered impaired in which case changes in fair value are reported in other expense. As of March 31, 2025, a hypothetical 100 basis point decrease in interest rates would have resulted in an increase in the fair value of our investment securities of approximately $0.6 million and a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investment securities of approximately $0.6 million. This estimate is based on a sensitivity model which measures an instant change in interest rates by 100 basis points at March 31, 2025.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings, refer to Note 6, Commitments and Contingencies of our Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
Risks Related to Our Class A Common Stock
An investment in our Class A common stock involves risks. Before making an investment decision, you should carefully consider all of the information in this Quarterly Report, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Condensed Consolidated Financial Statements and related notes. In addition, you should carefully consider the risks and uncertainties described in the section entitled “Risk Factors” in our Annual Report, which was filed with the SEC on February 6, 2025, as supplemented by the additional risk factor below. If any of the identified risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that case, the trading price of our Class A common stock may decline. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, and operating results. As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed under the section entitled "Risk Factors" in Part I, Item IA of our 2024 Annual Report, with the exception of the following:
Share repurchases could increase the volatility of the trading price of our common stock and diminish our cash reserves, and we cannot guarantee that our share repurchase program will enhance long-term stockholder value.
On April 23, 2025, our Board authorized the repurchase of up to $300.0 million of our Class A common stock pursuant to the 2025 Stock Repurchase Program. The 2025 Stock Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares, has no expiration date, and can be modified, terminated or suspended at any time. Repurchases of shares of our Class A common stock could affect the trading price of our Class A common stock and increase volatility of such securities. Similarly, the future announcement of the modification, suspension or termination of the 2025 Stock Repurchase Program, or our decision not to utilize the full authorized repurchase amount under the 2025 Stock Repurchase Program, could result in a decrease in the trading price of our Class A common stock. In addition, the 2025 Stock Repurchase Program could have the impact of reducing our cash reserves, which may impact our ability to finance our growth, fund working capital, strategic acquisitions or business opportunities, and other general corporate purposes and execute our strategic plan. Although the 2025 Stock Repurchase Program is intended to enhance long-term stockholder value, there can be no assurance that it will do so because the trading price of our Class A common stock may decline below the levels at which we repurchased our shares and short-term stock price fluctuations could reduce the effectiveness of the 2025 Stock Repurchase Program.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes our repurchases of our Class A common stock during the three months ended March 31, 2025.

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands)		(in thousands)	(in millions)
January 1, 2025 to January 31, 2025	—	$—	—	$—
February 1, 2025 to February 28, 2025	164	$213.5	164	$60.8
March 1, 2025 to March 31, 2025	281	$215.9	281	$0.1
Total	445	215.05	445
(1) On February 20, 2019, our Board authorized the repurchase of up to $100.0 million of shares of our Class A common stock pursuant to the 2019 Stock Repurchase Program. The 2019 Stock Repurchase Program had no expiration date. During the first quarter of 2025, we substantially exhausted the shares remaining available for repurchase under the 2019 Stock Repurchase Program. On April 23, 2025, our Board authorized the repurchase of up to $300.0 million shares of our Class A common stock pursuant to the 2025 Stock Repurchase Program. For more information regarding the 2019 Stock Repurchase Program and the 2025 Stock Repurchase Program, refer to Note 7, Share Repurchase Program, of our Condensed Consolidated Financial Statements and Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" of this Quarterly Report.
(2) Average price paid per share includes costs associated with the repurchases.
Item 5. Other Information
(c)    On February 7, 2025, Matt Mazza, our Chief Trust Officer, terminated his previously reported Rule 10b5-1 trading arrangement, which was adopted on May 16, 2024. The trading plan was entered into and terminated during an open insider trading window.
On March 14, 2025, Janet Kerr, a member of our Board, adopted a Rule 10b5-1 trading arrangement providing for the sale of up to 2,500 shares of our Class A common stock between September 8, 2025 and December 31, 2025. Ms. Kerr's trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
Item 6. Exhibits

Exhibit Number	Description of Document
10.1	First Amendment to Non-Employee Director Deferred Compensation Plan
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended
32.1*	Certifications of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in any such filing.

Table of Contents
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AppFolio, Inc.

Date:	April 24, 2025	By:	/s/ Shane Trigg
Shane Trigg
Chief Executive Officer
(Principal Executive Officer)

Date:	April 24, 2025	By:	/s/ Tim Eaton
Tim Eaton
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)