Form 10-Q
period 2025-06-30
APPFOLIO INC
filed 2025-07-31
CIK 1433195

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025.
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

As of July 24, 2025, the number of shares of the registrant’s Class A common stock outstanding was 22,871,704 and the number of shares of the registrant’s Class B common stock outstanding was 12,981,324.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025 (this "Quarterly Report"), contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), which statements involve substantial risks and uncertainties. The forward-looking statements made in this Quarterly Report are intended to qualify for the protection of the safe harbor provided by the PSLRA and are based primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, cash flows and/or prospects. Forward-looking statements include all statements that are not statements of historical fact. Forward-looking statements can also be identified by words such as “may,” “will,” “should,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “future,” or “continue,” or the negative of these words or other similar terms or expressions. Examples of forward-looking statements include, among others, statements regarding changes in the competitive environment, responding to customer needs, research and product development plans, future products and services, growth in the size of our business and number of customers, strategic plans and objectives, the benefits or performance of our strategic investments, business forecasts and plans, our future or assumed financial condition, results of operations and liquidity, trends affecting our business and industry, capital needs and financing plans, capital resource allocation plans, share repurchase plans, and commitments and contingencies, including with respect to the outcome of legal proceedings or regulatory matters. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those risks, uncertainties and other factors described in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" in this Quarterly Report and "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (our "Annual Report"), as well as in the other reports we file with the Securities and Exchange Commission (the "SEC"). You should read this Quarterly Report, and the other documents we file with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements. As such, you should not rely upon forward-looking statements as predictions of future events. Any forward-looking statement made by us in this Quarterly Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

APPFOLIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$73,478	$42,504
Investment securities—current	54,088	235,745
Accounts receivable, net	32,543	24,346
Prepaid expenses and other current assets	37,026	32,807
Total current assets	197,135	335,402
Property and equipment, net	22,641	24,483
Operating lease right-of-use assets	16,464	17,472
Capitalized software development costs, net	12,414	15,429
Goodwill	96,410	96,410
Intangible assets, net	43,942	49,057
Deferred income taxes	90,095	76,910
Long-term investments	77,033	2,033
Other long-term assets	11,269	9,482
Total assets	$567,403	$626,678
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,254	$2,378
Accrued employee expenses	25,784	30,157
Accrued expenses	18,103	14,658
Other current liabilities	20,448	16,087
Total current liabilities	67,589	63,280
Operating lease liabilities	35,180	37,476
Other liabilities	8,988	6,632
Total liabilities	111,757	107,388
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock	2	2
Class B common stock	2	2
Additional paid-in capital	270,782	254,821
Accumulated other comprehensive (loss) Income	(71)	173
Treasury stock	(172,480)	(25,756)
Retained earnings	357,411	290,048
Total stockholders’ equity	455,646	519,290
Total liabilities and stockholders’ equity	$567,403	$626,678
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$235,575	$197,375	$453,277	$384,805
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)(1)	83,827	69,601	163,325	134,247
Sales and marketing(1)	36,776	27,300	67,833	51,755
Research and product development(1)	46,674	39,522	90,432	77,417
General and administrative(1)	21,936	20,254	45,287	41,386
Depreciation and amortization	5,850	4,670	12,105	9,882
Total costs and operating expenses	195,063	161,347	378,982	314,687
Income from operations	40,512	36,028	74,295	70,118
Other (loss) income, net	(11)	—	45	—
Interest income, net	1,466	3,476	4,419	6,468
Income before provision for income taxes	41,967	39,504	78,759	76,586
Provision for income taxes	5,987	9,839	11,396	8,258
Net income	$35,980	$29,665	$67,363	$68,328

Net income per common share:
Basic	$1.00	$0.82	$1.87	$1.89
Diluted	$0.99	$0.81	$1.85	$1.86
Weighted average common shares outstanding:
Basic	35,922	36,241	36,111	36,164
Diluted	36,204	36,742	36,425	36,720
(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based compensation expense included in costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$1,419	$1,175	$2,706	$2,135
Sales and marketing	3,045	1,703	5,893	3,213
Research and product development	8,176	6,472	15,107	12,154
General and administrative	5,659	5,444	10,964	10,766
Total stock-based compensation expense	$18,299	$14,794	$34,670	$28,268

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$35,980	$29,665	$67,363	$68,328
Other comprehensive loss:
Changes in unrealized losses on investment securities, net of tax	(37)	(69)	(244)	(283)
Comprehensive income	$35,943	$29,596	$67,119	$68,045
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Class A		Class B		Capital	Income (Loss)	Stock	Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	23,241	$2	13,163	$2	$254,821	$173	$(25,756)	$290,048	$519,290
Exercise of stock options	1	—	—	—	11	—	—	—	11
Stock-based compensation	—	—	—	—	16,483	—	—	—	16,483
Vesting of restricted stock units, net of shares withheld for taxes	60	—	—	—	(9,078)	—	—	—	(9,078)
Conversion of Class B common stock to Class A common stock	182	—	(182)	—	—	—	—	—	—
Repurchase on common stock	(445)	—	—	—	—	—	(95,763)	—	(95,763)
Other comprehensive loss	—	—	—	—	—	(207)	—	—	(207)
Net Income	—	—	—	—	—	—	—	31,383	31,383
Balance at March 31, 2025	23,039	$2	12,981	$2	$262,237	$(34)	$(121,519)	$321,431	$462,119
Exercise of stock options	8	—	—	—	117	—	—	—	117
Stock based compensation	—	—	—	—	18,448	—	—	—	18,448
Vesting of restricted stock units, net of shares withheld for taxes	68	—	—	—	(10,020)	—	—	—	(10,020)
Conversion of Class B common stock to Class A common stock	—	—	—	—	—	—	—	—	—
Repurchase of common stock	(244)	—	—	—	—	—	(50,961)	—	(50,961)
Other comprehensive loss	—	—	—	—	—	(37)	—	—	(37)
Net Income	—	—	—	—	—	—	—	35,980	35,980
Balance at June 30, 2025	22,871	$2	12,981	$2	$270,782	$(71)	$(172,480)	$357,411	$455,646
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Class A		Class B		Capital	Income (Loss)	Stock	Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	21,749	$2	14,116	$2	$236,985	$99	$(25,756)	$85,980	$297,312
Exercise of stock options	244	—	—	—	3,874	—	—	—	3,874
Stock-based compensation	—	—	—	—	13,646	—	—	—	13,646
Vesting of restricted stock units, net of shares withheld for taxes	89	—	—	—	(14,086)	—	—	—	(14,086)
Conversion of Class B common stock to Class A common stock	199	—	(199)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(214)	—	—	(214)
Net Income	—	—	—	—	—	—	—	38,663	38,663
Balance at March 31, 2024	22,281	$2	13,917	$2	$240,419	$(115)	$(25,756)	$124,643	$339,195
Exercise of stock options	3	—	—	—	25	—	—	—	25
Stock based compensation	—	—	—	—	15,032	—	—	—	15,032
Vesting of restricted stock units, net of shares withheld for taxes	71	—	—	—	(12,436)	—	—	—	(12,436)
Conversion of Class B common stock to Class A common stock	644	—	(644)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(69)	—	—	(69)
Net Income	—	—	—	—	—	—	—	29,665	29,665
Balance at June 30, 2024	22,999	$2	13,273	$2	$243,040	$(184)	$(25,756)	$154,308	$371,412
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash from operating activities
Net income	$67,363	$68,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,105	9,881
Amortization of operating lease right-of-use assets	1,008	1,053
Amortization of costs capitalized to obtain revenue contracts	5,419	4,985
Deferred income taxes	(13,185)	—
Stock-based compensation, including as amortized	34,670	28,269
Other	(1,048)	(4,005)
Changes in operating assets and liabilities:
Accounts receivable	(8,197)	(4,982)
Prepaid expenses and other assets	(11,426)	172
Accounts payable	852	437
Operating lease liabilities	(2,102)	(1,418)
Accrued expenses and other liabilities	5,649	(8,897)
Net cash provided by operating activities	91,108	93,823
Cash from investing activities
Purchases of available-for-sale investments	(64,034)	(151,539)
Proceeds from sales of available-for-sale investments	202,662	—
Proceeds from maturities of available-for-sale investments	43,820	94,455
Purchases of property and equipment	(505)	(1,458)
Capitalization of software development costs	(1,478)	(2,529)
Purchases of long-term investments	(75,000)	—
Cash paid in business acquisition, net of cash acquired	(906)	—
Net cash provided by (used in) investing activities	104,559	(61,071)
Cash from financing activities
Proceeds from stock option exercises	128	3,898
Tax withholding for net share settlement	(19,098)	(26,520)
Purchase of common stock	(145,723)	—
Net cash used in financing activities	(164,693)	(22,622)
Net increase in cash, cash equivalents and restricted cash	30,974	10,130
Cash, cash equivalents and restricted cash
Beginning of period	42,754	49,759
End of period	$73,728	$59,889
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$73,478	$59,639
Restricted cash included in prepaid expenses and other current assets	250	250
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$73,728	$59,889
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
 2. Summary of Significant Accounting Policies
Basis of Presentation and Significant Accounting Policies
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report, which was filed with the SEC on February 6, 2025. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim Condensed Consolidated Financial Statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of our Condensed Consolidated Financial Statements. The operating results for the six months ended June 30, 2025 are not necessarily indicative of the results expected for the full year ending December 31, 2025.
Reclassification
We reclassified certain amounts in our Condensed Consolidated Statements of Cash Flows within the cash flows from operating activities section in the prior year to conform to the current year's presentation. We also reclassified long-term investments from other long-term assets in our Condensed Consolidated Balance Sheets in the prior year to conform to the current year's presentation,
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue, expenses, other income, and provision for income taxes during the reporting period. Assets and liabilities which are subject to judgment and use of estimates include the fair value of assets and liabilities assumed in business combinations, the fair value of financial instruments, the fair value of privately-held strategic investments, useful lives of property and equipment and intangible assets, capitalized software development costs, incremental borrowing rate applied in lease accounting, impairment of goodwill and long-lived assets, the period of benefit associated with deferred costs, stock-based compensation, income taxes, and contingencies. Actual results could differ from those estimates and any such differences may have a material impact on our Consolidated Financial Statements.
Strategic Investments
Our strategic investments consist of non-marketable equity investments in privately-held companies in which we do not have a controlling interest or significant influence. We record these strategic investments as long-term investments in our Condensed Consolidated Balance Sheets. We have elected to apply the measurement alternative for equity investments in privately-held companies that do not have readily determinable fair values, measuring them at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. An impairment loss is recorded when an event or circumstance indicates a decline in value has occurred.
In determining the estimated fair value of our strategic investments in privately held companies, we use the most recent and available data. Valuations of privately held securities are inherently complex due to the lack of readily available market data and require the use of judgment. The determination of whether an orderly transaction is for an identical or similar investment requires use of significant judgment. In our evaluation, we consider factors such as differences in the rights and preferences of the investments and the extent to which those differences would affect the fair values of those investments. Our impairment analysis encompasses an assessment of both qualitative and quantitative factors including the investee's financial metrics, market acceptance of the investee's product or technology, general market conditions and liquidity considerations.

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
Our CODM uses consolidated net income (loss) as the sole measure of segment profit or loss. Significant segment expenses include cost of revenue (excluding depreciation and amortization), sales and marketing, research and product development, general and administrative expenses, and depreciation and amortization. For expenses incurred during the six months ended June 30, 2025 and 2024, refer to our Condensed Consolidated Statements of Operations. Stock-based compensation expense is also recognized as a significant segment expense. Details regarding this expense for the six months ended June 30, 2025 and 2024 was included in the parenthetical note to the respective Condensed Consolidated Statements of Operations.
Deferred Costs
Deferred costs, which primarily consist of sales commissions, are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be three years. We typically do not pay commissions for contract renewals. We determined the period of benefit by taking into consideration our customer contract term, the useful life of our internal-use software, average customer life, and other factors. Amortization expense for deferred costs is included within sales and marketing expense in the accompanying Condensed Consolidated Statements of Operations.
Deferred costs were $18.1 million and $16.8 million as of June 30, 2025 and December 31, 2024, respectively, of which $9.4 million and $9.9 million, respectively, are included in Prepaid expenses and other current assets and $8.7 million and $6.9 million, respectively, are included in Other long-term assets in the accompanying Condensed Consolidated Balance Sheets. Amortization expense for deferred costs was $2.7 million, and $2.5 million for three months ended June 30, 2025 and 2024, respectively, and $5.4 million, and $5.0 million for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, no impairments were identified in relation to the costs capitalized for the periods presented.

Net Income per Common Share
Net income per common share was the same for shares of our Class A and Class B common stock because they are entitled to the same liquidation and dividend rights and are therefore combined in the table below. The following table sets forth the computation of basic and diluted net income per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic net income per share:
Numerator
Net income	$35,980	$29,665	$67,363	$68,328
Less: undistributed earnings to participating securities	—	3	—	8
Net income attributable to common stockholders	$35,980	$29,662	$67,363	$68,320
Denominator			—	—
Weighted average common shares outstanding	35,922	36,244	36,111	36,168
Less: Weighted average unvested restricted shares subject to repurchase	—	3	—	4
Weighted average common shares outstanding; basic	35,922	36,241	36,111	36,164
Net income per common share; basic	$1.00	$0.82	$1.87	$1.89
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$35,980	$29,662	$67,363	$68,320
Denominator
Weighted average common shares outstanding; basic	35,922	36,241	36,111	36,164
Add: Weighted average dilutive options outstanding	31	41	35	75
Add: Weighted average dilutive restricted stock units outstanding	251	460	279	481
Weighted average common shares outstanding; diluted	36,204	36,742	36,425	36,720
Net income per common share; diluted	$0.99	$0.81	$1.85	$1.86
Potentially dilutive securities that are not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted stock units	149	2	149	163
Total potentially dilutive securities	149	2	149	163

 3. Investment Securities and Fair Value Measurements
Investment Securities
Investment securities classified as available-for-sale consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	54,098	1	(11)	54,088
Total available-for-sale investment securities	$54,098	$1	$(11)	$54,088

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	235,509	261	(25)	235,745
Total available-for-sale investment securities	$235,509	$261	$(25)	$235,745
As of June 30, 2025, the decline in fair value below amortized cost basis was not considered other than temporary as it is more likely than not we will hold the securities until maturity or recovery of the cost basis. No allowance for credit losses for available-for-sale investment securities was recorded as of June 30, 2025 or December 31, 2024.
The fair values of available-for-sale investment securities, by remaining contractual maturity, are as follows (in thousands):

	June 30, 2025		December 31, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$54,098	$54,088	$235,509	$235,745
Total available-for-sale investment securities	$54,098	$54,088	$235,509	$235,745
During the six months ended June 30, 2025 and 2024, we had sales and maturities of investment securities, as follows (in thousands):

	Six Months Ended June 30, 2025
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
U.S. government and agency securities	$94	$(49)	$202,662	$43,820
Total	$94	$(49)	$202,662	$43,820

	Six Months Ended June 30, 2024
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
U.S. government and agency securities	—	—	—	94,455
Total	$—	$—	$—	$94,455
The tables above do not include our strategic investments of non-marketable equity investments in privately-held companies, which are recorded in long-term investments in our Condensed Consolidated Balance Sheets. These strategic investments consist of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Second Nature	$75,000	$—
Others	2,033	2,033
Total long-term investments	$77,033	$2,033
In April 2025, we purchased a minority, non-controlling equity interest in Second Nature Holdings, L.P. (“Second Nature”) for $75.0 million, paid with cash on hand. We determined that we do not have significant influence over Second Nature, and our investment in Second Nature has been classified as an investment in equity securities without readily determinable fair value.
There were no realized or unrealized gains or losses from remeasurement of investments in equity securities under the measurement alternative for the six months ended June 30, 2025 and 2024.
Fair Value Measurements
Recurring Fair Value Measurements
The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 by level within the fair value hierarchy (in thousands):

	June 30, 2025
	Level 1	Level 2	Total Fair Value
Cash equivalents:
Money market funds	$47,917	$—	$47,917
Available-for-sale investment securities:
U.S. government and agency securities	—	54,088	54,088
Total	$47,917	$54,088	$102,005

	December 31, 2024
	Level 1	Level 2	Total Fair Value
Cash equivalents:
Money market funds	$25,167	$—	$25,167
Available-for-sale investment securities:
U.S. government and agency securities	—	235,745	235,745
Total	$25,167	$235,745	$260,912
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
Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
Strategic investments primarily include equity investments in privately-held companies, which do not have a readily determinable fair value. Strategic investments are classified as Level 3 in the fair value hierarchy, as their nonrecurring fair value measurements may include observable and unobservable inputs. As of June 30, 2025 and December 31, 2024, the balance of strategic investments was $77.0 million and $2.0 million, respectively.

 4. Accrued Employee Expenses
Accrued employee expenses consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued bonuses	$14,745	$17,092
Accrued payroll and other	11,039	13,065
Total accrued employee expenses	$25,784	$30,157
5. Other Current Liabilities
Other Current Liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Unearned premium liabilities	$6,140	$5,455
Insurance reserves	4,741	3,908
Operating lease liabilities-current	4,466	4,273
Other	5,101	2,451
Total other current liabilities	$20,448	$16,087
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
 6. Commitments and Contingencies
Legal Liability to Landlord Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc., which was established in connection with reinsuring liability to landlord insurance policies offered to our customers by our third-party service provider. We assume a 100% quota share of the liability to landlord insurance policies placed with our customers by our third-party service provider. We accrue for reported claims, and include an estimate of losses incurred but not reported by our property manager customers, in cost of revenue because we bear the risk related to all such claims. Our estimated liability for reported claims and incurred but not reported claims as of June 30, 2025 and December 31, 2024 was $4.7 million and $3.9 million, respectively, and is included in Other current liabilities on our Condensed Consolidated Balance Sheets.
Included in Prepaid expenses and other current assets as of June 30, 2025 and December 31, 2024 are $4.3 million and $6.7 million, respectively, of deposits held with a third party related to requirements to maintain collateral for this insurance service.
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
During the first quarter of 2025, we repurchased 445,311 shares of our Class A common stock through open market repurchases under the 2019 Stock Repurchase Program at an average purchase price of $215.05 per share, inclusive of broker commissions, for an aggregate repurchase price of $95.8 million which was recorded as a reduction to stockholders' equity. As a result of the repurchases, we substantially exhausted the remaining shares available for purchase under the 2019 Stock Repurchase Program, and it has terminated. We did not repurchase any shares of our Class A common stock under the 2019 Stock Repurchase Program during the three months ended June 30, 2024.
On April 23, 2025, our Board authorized a $300.0 million share repurchase program (the "2025 Stock Repurchase Program") relating to our outstanding shares of Class A common stock. Under the 2025 Stock Repurchase Program, we are authorized to repurchase shares of our Class A common stock from time to time in open market purchases or privately negotiated transactions. The 2025 Stock Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares, has no expiration date, and can be modified, suspended or terminated at any time and for any reason. The timing and actual number of shares repurchased will depend on a variety of factors, including price, corporate and legal requirements, market conditions and other factors. During the three months ended June 30, 2025, we repurchased 243,987 shares of our Class A common stock through open market repurchases under the 2025 Stock Repurchase Program at an average purchase price of $204.77 per share, inclusive of broker commissions, for an aggregate repurchase price of $50.0 million which was recorded as a reduction to stockholders' equity. As of June 30, 2025, the amount remaining available for repurchases under the 2025 Stock Repurchase Program was $250.0 million.

 8. Stock-Based Compensation
Restricted Stock Units
A summary of activity in connection with our restricted stock units ("RSUs") for the six months ended June 30, 2025, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2024	785	$159.98
Granted	358	224.41
Vested	(216)	153.81
Forfeited	(47)	158.31
Unvested as of June 30, 2025	880	$187.79
Unvested RSUs as of June 30, 2025 were composed of 0.8 million RSUs with only service conditions and 0.1 million performance share units ("PSUs") with both service conditions and performance conditions. RSUs granted with only service conditions generally vest over a four-year period, assuming continued employment through the applicable vesting date. The number of PSUs granted, as included in the above table, assumes achievement of the performance metrics at 100% of the performance target. The unvested PSUs as of June 30, 2025, are subject to vesting based on the achievement of pre-established performance metrics for the year ending December 31, 2025 and will vest over a three year period, assuming continued employment through each vesting date. The actual number of shares to be issued at the end of the performance period will range from 0% to 171% of the target number of shares depending on achievement relative to the performance metrics over the applicable period.
We recognized stock-based compensation expense for the RSUs and PSUs of $17.9 million and $14.5 million for the three months ended June 30, 2025 and 2024, respectively, and $33.9 million and $27.5 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the total estimated remaining stock-based compensation expense for the aforementioned RSUs and PSUs was $130.1 million, which is expected to be recognized over a weighted average period of 2.4 years.
 9. Income Taxes
We calculate our provision for income taxes on a quarterly basis by applying an estimated annual effective tax rate to income (loss) from operations and by calculating the tax effect of discrete items recognized during the quarter.
For the three and six months ended June 30, 2025, we recorded income tax expense of $6.0 million and $11.4 million, representing an effective tax rate of 14.3% and 14.5%, respectively. Our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to excess tax benefits from stock-based compensation and research and development tax credits, partially offset by state income taxes and non-deductible officers' compensation. For the three and six months ended June 30, 2024, our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to excess tax benefits from stock-based compensation and changes in valuation allowance against deferred tax assets.
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
There were no material changes to our unrecognized tax benefits during the three and six months ended June 30, 2025, and we do not expect to have any significant changes to unrecognized tax benefits through the remainder of the year.

 10. Revenue and Other Information
The following table presents our revenue categories for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Core solutions	$52,473	$44,024	$101,986	$86,944
Value Added Services	180,145	151,620	344,851	293,951
Other	2,957	1,731	6,440	3,910
Total revenue	$235,575	$197,375	$453,277	$384,805
Our revenue is generated primarily from customers in the United States. Our property and equipment is primarily located in the United States.
11. Subsequent Event
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. We believe the impact of the relevant OBBBA provisions to our income tax expense is not material and are currently in the process of evaluating the impact on our Consolidated Financial Statements.
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
Property management units under management. We believe that our ability to increase our number of property management units under management is an indicator of our market penetration, growth, and potential future business opportunities. We define property management units under management as active or committed units under management at the period end date. We had 8.9 million and 8.4 million property management units under management as of June 30, 2025 and 2024, respectively.
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
In addition, we charge our customers for assistance onboarding onto our core solutions and for certain other non-recurring services. We generally invoice for these other services in advance of the services being completed and recognize revenue in the period the service is rendered. We also generate revenue from the legacy customers of businesses we acquire that provide standalone services outside of our platform. Revenue derived from these services is recorded in Other revenue. As of June 30, 2025 and 2024, we had 21,403 and 20,167 property management customers, respectively.
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
Provision for income taxes. Provision for income taxes consists of federal and state income taxes in the United States.

Results of Operations
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)
Core solutions	$52,473	$44,024	$8,449	19%	$101,986	$86,944	$15,042	17%
Value Added Services	180,145	151,620	28,525	19%	344,851	293,951	50,900	17%
Other	2,957	1,731	1,226	71%	6,440	3,910	2,530	65%
Total revenue	$235,575	$197,375	$38,200	19%	$453,277	$384,805	$68,472	18%
The increase in revenue for the three and six months ended June 30, 2025, compared to the same periods in the prior year, was primarily attributable to an increase in the usage of our payments, tenant screening, and risk mitigation services. During the three and six month periods ended June 30, 2025, we also experienced growth of 6% in the number of property management units under management compared to the same period in the prior year, which drove growth in users of our subscription and usage-based services.
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
Cost of Revenue (Exclusive of Depreciation and Amortization)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$83,827	$69,601	$14,226	20%	$163,325	$134,247	$29,078	22%
Percentage of revenue	35.6%	35.3%			36.0%	34.9%
Stock-based compensation, included above	$1,419	$1,175	$244	21%	$2,706	$2,135	$571	27%
Percentage of revenue	0.6%	0.6%			0.6%	0.6%
Cost of revenue (exclusive of depreciation and amortization) increased for the three and six months ended June 30, 2025, compared to the same periods in the prior year. The increase was primarily driven by higher third-party service provider costs of $13.0 million and $25.9 million, respectively, due to increased adoption and usage of our Value Added Services.
We expect cost of revenue (exclusive of depreciation and amortization) for the year ending December 31, 2025, to stay relatively flat as a percentage of revenue compared to the year ended December 31, 2024.

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)
Sales and marketing	$36,776	$27,300	$9,476	35%	$67,833	$51,755	$16,078	31%
Percentage of revenue	15.6%	13.8%			15.0%	13.4%
Stock-based compensation, included above	$3,045	$1,703	$1,342	79%	$5,893	$3,213	$2,680	83%
Percentage of revenue	1.3%	0.9%			1.3%	0.8%
Sales and marketing expense increased for the three and six months ended June 30, 2025, compared to the same periods in the prior year. The increase was primarily due to a $5.2 million and $9.3 million increase in personnel-related costs, including stock-based and performance-based compensation, to support growth in the business, combined with a $2.0 million and $2.7 million increase in advertising and promotion expense due to increased targeted go-to-market investment, for the respective three and six-month periods.
We expect sales and marketing expense for the year ending December 31, 2025 to stay relatively flat as a percentage of revenue compared to the year ended December 31, 2024.
Research and Product Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)
Research and product development	$46,674	$39,522	$7,152	18%	$90,432	$77,417	$13,015	17%
Percentage of revenue	19.8%	20.0%			20.0%	20.1%
Stock-based compensation, included above	$8,176	$6,472	$1,704	26%	$15,107	$12,154	$2,953	24%
Percentage of revenue	3.5%	3.3%			3.3%	3.2%
Research and product development expense increased for the three and six months ended June 30, 2025, compared to the same periods in the prior year. The increase was primarily due to a $5.5 million and $9.2 million increase in personnel-related costs, including stock-based and performance-based compensation, net of capitalized software development costs driven by headcount growth, combined with a $0.8 million and $1.3 million increase in software license fees, for the respective three and six-month periods.
We expect research and product development expenses for the year ending December 31, 2025 to stay relatively flat as a percentage of revenue compared to the year ended December 31, 2024.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)
General and administrative	$21,936	$20,254	$1,682	8%	$45,287	$41,386	$3,901	9%
Percentage of revenue	9.3%	10.3%			10.0%	10.8%
Stock-based compensation, included above	$5,659	$5,444	$215	4%	$10,964	$10,766	$198	2%
Percentage of revenue	2.4%	2.8%			2.4%	2.8%
General and administrative expense increased for the three and six months ended June 30, 2025, compared to the same periods in the prior year. The increase was primarily due to a $3.2 million and $6.0 million increase in personnel-related costs, including stock-based and performance-based compensation, driven by headcount growth, for the respective three and six-month periods.

We expect general and administrative expenses for the year ending December 31, 2025 to stay relatively flat as a percentage of revenue compared to the year ended December 31, 2024.
Depreciation and Amortization

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)
Depreciation and amortization	$5,850	$4,670	$1,180	25%	$12,105	$9,882	$2,223	22%
Percentage of revenue	2.5%	2.4%			2.7%	2.6%
Depreciation and amortization expense for the three and six months ended June 30, 2025 increased, compared to the same periods in the prior year, primarily due to amortization of the intangible assets recognized from the acquisition of Move EZ, Inc. in the fourth quarter of 2024.
We expect depreciation and amortization expenses for the year ending December 31, 2025 to stay relatively flat as a percentage of revenue compared to the year ended December 31, 2024.
Interest Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)
Interest income, net	$1,466	$3,476	$(2,010)	(58)%	$4,419	$6,468	$(2,049)	(32)%
Percentage of revenue	0.6%	1.8%			1.0%	1.7%
Interest income for the three and six months ended June 30, 2025 decreased, compared to the same periods in the prior year, primarily due to the sale of available-for-sale investment securities and lower interest rates.
Provision for income taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)
Income before provision for income taxes	$41,967	$39,504	$2,463	6%	$78,759	$76,586	$2,173	3%
Provision for (benefit from) income taxes	$5,987	$9,839	$(3,852)	(39)%	$11,396	$8,258	$3,138	38%
Effective tax rate	14.3%	24.9%			14.5%	10.8%
For the three and six months ended June 30, 2025, we recorded income tax expense of $6.0 million and $11.4 million, representing an effective tax rate of 14.3% and 14.5%, respectively. Our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to excess tax benefits from stock-based compensation and research & development tax credits, partially offset by state income taxes and non-deductible officers' compensation. For the three and six months ended June 30, 2024, our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to excess tax benefits from stock-based compensation and changes in valuation allowance against deferred tax assets.
The decrease in our effective tax rate for the three months ended June 30, 2025, as compared to the same period in 2024, is primarily due to a valuation allowance released at December 31, 2024 and an increase in tax benefits from research & development tax credits. The increase in our effective tax rate for the six months ended June 30, 2025, as compared to the same period in 2024, is primarily attributable to a decrease in excess tax benefits from stock-based compensation and changes in valuation allowance.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. We believe the impact of the relevant OBBBA provisions to our income tax expense is not material and are currently in the process of evaluating the impact on our Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
Our principal sources of liquidity continue to be cash, cash equivalents, and investment securities totaling $127.6 million, as well as cash flows generated from our operations. We have financed our operations primarily through cash generated from operations. We believe that our existing cash and cash equivalents, investment securities, and cash generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.
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
During the first quarter of 2025, we substantially exhausted the shares remaining available for purchase under the 2019 Stock Repurchase Program. On April 23, 2025, our Board authorized the repurchase of up to $300.0 million of shares of our Class A common stock from time to time pursuant to the 2025 Stock Repurchase Program. For more information regarding our repurchases under the 2019 Stock Repurchase Program and the 2025 Stock Repurchase Program, refer to Note 7, Share Repurchase Program, of our Condensed Consolidated Financial Statements and Part 2, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" of this Quarterly Report.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$91,108	$93,823
Net cash provided by (used in) investing activities	104,559	(61,071)
Net cash used in financing activities	(164,693)	(22,622)
Net increase in cash, cash equivalents and restricted cash	$30,974	$10,130
Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our core solutions and Value Added Services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
The net decrease in cash provided by operating activities for the six months ended June 30, 2025, compared to the same period in the prior year, was primarily due to a higher increase in operating expenditures related to personnel-related costs.
Investing Activities
Cash provided by (used in) investing activities is generally composed of the cash paid in purchases of investment securities, maturities and sales of investment securities, purchases of property and equipment, business acquisition, net of cash acquired, and additions to capitalized software development.
The net increase in cash provided by (used in) investing activities for the six months ended June 30, 2025, compared to the same period in the prior year, was primarily due to higher sales and maturities of investment securities, and lower purchases of available-for-sale investment securities, which was partially offset by cash paid for purchasing our strategic investment in Second Nature. For additional information, see Note 3. Investment Securities and Fair Value Measurements, of our Condensed Consolidated Financial Statements.
Financing Activities

Cash used in financing activities is generally composed of net share settlements for employee tax withholdings associated with the vesting of equity awards and repurchases of our Class A common stock offset by proceeds from the exercise of stock options.
The net increase in cash used in financing activities for the six months ended June 30, 2025, compared to the same period in the prior year, was primarily due to repurchases of our Class A common stock.
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
There have been no material changes to our critical accounting policies and estimates described in our Annual Report that have had a material impact on our Condensed Consolidated Financial Statements and related notes, expect the critical accounting policies and estimates Strategic Investments, which are disclosed in Note 2, Summary of Significant Accounting Policies of our Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Investment Securities
As of June 30, 2025, we had $54.1 million of investment securities consisting of United States government and agency securities. The primary objective of investing in securities is to support our liquidity and capital needs. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
Our investment securities are exposed to market risk due to interest rate fluctuations. While fluctuations in interest rates do not impact our interest income from our investment securities as all of these securities have fixed interest rates, changes in interest rates may impact the fair value of the investment securities. Since our investment securities are held as available for sale, all changes in fair value impact our other comprehensive (loss) income unless an investment security is considered impaired in which case changes in fair value are reported in other expense. As of June 30, 2025, a hypothetical 100 basis point decrease in interest rates would have resulted in an increase in the fair value of our investment securities of approximately $0.1 million and a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investment securities of approximately $0.1 million. This estimate is based on a sensitivity model which measures an instant change in interest rates by 100 basis points at June 30, 2025.
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
Risks Related to Our Financial Results
We are subject to risks associated with our strategic investments, including partial or complete loss of invested capital. Changes in the fair value of our strategic investments could negatively impact our business, financial condition and results of operations.
Our strategic investments consist of non-marketable equity investments in privately-held companies in which we do not have a controlling interest or significant influence. We make these investments to further our strategic objectives and support key business initiatives. However, these investments are inherently risky, and there can be no assurance that we will achieve the anticipated benefits of these investments or realize a return on them or be able to dispose of them on favorable terms or at all. Consequently, we could lose all or part of our invested capital.
We record these strategic investments as long-term investments in our Condensed Consolidated Balance Sheets. We have elected to apply the measurement alternative for equity investments in privately-held companies that do not have readily determinable fair values, measuring them at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. An impairment loss is recorded when an event or circumstance indicates a decline in value has occurred.
In determining the estimated fair value of these strategic investments, we use the most recent and available data. Valuations of privately held securities are inherently complex due to the lack of readily available market data and require the use of judgment. The determination of whether an orderly transaction is for an identical or similar investment requires use of significant judgment. In our evaluation, we consider factors such as differences in the rights and preferences of the investments and the extent to which those differences would affect the fair values of those investments. Our impairment analysis encompasses an assessment of both qualitative and quantitative factors, including the investee’s financial metrics, market acceptance of the investee’s product or technology, general market conditions and liquidity considerations. We record all fair value adjustments of these strategic investments through our Condensed Consolidated Statement of Operations. As a result, we may experience additional volatility to our statement of operations due to the valuation and timing of observable price changes or impairments of our strategic investments.
Changes in the fair value of these strategic investments or partial or complete loss of our invested capital could be material to our financial statements and negatively impact our business, financial condition and results of operations.
Risks Related to Our Class A Common Stock
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes our repurchases of our Class A common stock during the three months ended June 30, 2025.

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands)		(in thousands)	(in millions)
April 1, 2025 to April 30, 2025	119	$201.23	119	$276.0
May 1, 2025 to May 31, 2025	125	$208.15	125	$250.0
June 1, 2025 to June 30, 2025	—	$—	—	$250.0
Total	244	$204.77	244
(1) On April 23, 2025, our Board authorized the repurchase of up to $300.0 million of shares of our Class A common stock pursuant to the 2025 Stock Repurchase Program. The 2025 Stock Repurchase Program has no expiration date and can be modified, suspended, or terminated at any time and for any reason. For more information regarding the 2025 Stock Repurchase Program, refer to Note 7, Share Repurchase Program, of our Condensed Consolidated Financial Statements and Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" of this Quarterly Report.
(2) Average price paid per share includes costs associated with the repurchases.
Item 5. Other Information
(a)
Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
Appointment of Chief Financial Officer
On July 30, 2025 (the “Effective Date”), the Board of Directors of the Company (the “Board”) appointed Tim Eaton, 37, as the Chief Financial Officer of the Company. Mr. Eaton previously served as the Company’s Interim Chief Financial Officer from October 2024 until the Effective Date, the Company’s Principle Accounting Officer from January 2025 until the Effective Date (see “Appointment of Principle Accounting Officer” below), the Company’s Chief of Staff to the CEO from 2022 until October 2024, and in various other leadership roles within the Company since 2020. Prior to joining the Company, Mr. Eaton worked in a variety of financial, strategic, and operational positions at Visa, Google, and Goldman Sachs. Mr. Eaton holds an M.B.A in finance and entrepreneurship from the Wharton School at the University of Pennsylvania and a B.S. in business management from Brigham Young University, and is a CFA charterholder.
There are no arrangements or understandings between Mr. Eaton and any other person pursuant to which he was selected to serve as the Chief Financial Officer. There are no family relationships between Mr. Eaton and any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer. There are no transactions involving Mr. Eaton that are required to be reported pursuant to Item 404(a) of Regulation S-K.
In connection with his appointment as the Chief Financial Officer, Mr. Eaton entered into an employment agreement with the Company, dated as of July 30, 2025 (the “Employment Agreement”). The Employment Agreement provides for “at-will” employment and sets forth the terms and conditions of Mr. Eaton’s employment. Pursuant to the Employment Agreement, Mr. Eaton will be entitled to receive, among other things: (1) an annual base salary of $400,000; (2) an annual bonus opportunity under the Company’s corporate bonus plan equal to 60% of his annual base salary at target; (3) a one-time, cash spot bonus equal to $71,250; and (4) a one-time promotional equity award under the AppFolio, Inc. 2025 Omnibus Incentive Plan (the “Incentive Plan”) with an aggregate value of approximately $2,500,000 at target on the date of grant, which award will be allocated as a mix of 50% time-based restricted stock units and 50% performance-based restricted stock units. Pursuant to the Employment Agreement, Mr. Eaton will also be eligible for annual equity awards, subject to Board approval.
The Employment Agreement also provides the following severance benefits upon certain specified termination events.
Termination Without Cause or Resignation for Good Reason. If the Company terminates Mr. Eaton’s employment without “cause” or he resigns for “good reason,” (as each term is defined in the Employment Agreement), he will be entitled to receive: (1) nine months of base salary continuation; (2) payment of any earned but unpaid annual bonus in respect of the prior completed fiscal year; (3) a pro-rated portion of the annual bonus for the fiscal year in which such termination occurs based on the number of days Mr. Eaton was employed by the Company during such fiscal year and the achievement of the applicable performance goals determined by the Board based on forecasted results (but not greater than target-level performance); and (4) up to nine months of COBRA premiums. Payment of such amounts is conditioned upon the effectiveness of a general release of claims in favor of the Company and continuing compliance with certain restrictive covenants.
Death or Disability. If Mr. Eaton’s employment is terminated due to his death or “disability” (as defined in the Employment Agreement), he (or his estate) will be entitled to receive: (1) a lump sum payment in an amount equal to six months of his then current base salary; and (2) the equity award treatment described in the following paragraph.
With respect to each outstanding time-based equity award held by Mr. Eaton as of the date of his termination, the portion of such award that would have vested had he remained with the Company for an additional 12 months will accelerate upon such termination. With respect to each outstanding performance-based equity award held by Mr. Eaton as of the date of termination, a pro-rated portion of such award will accelerate upon termination based on the number of days Mr. Eaton was employed by the Company during the applicable performance period and the achievement of the applicable performance goals determined by the Board based on forecasted results (but not greater than target-level performance).
Termination in Connection with Change in Control. If the Company terminates Mr. Eaton’s employment without “cause” or he resigns for “good reason” on or within 12 months following the consummation of a “corporate transaction” (as defined in the Incentive Plan) then, in addition to the severance benefits described above, all outstanding equity awards held by Mr. Eaton as of the date of termination will accelerate upon such termination. The Employment Agreement also provides that if the outstanding equity awards held by Mr. Eaton immediately prior to the consummation of a “corporate transaction” are not assumed or substituted for value upon such “corporate transaction,” such equity awards will accelerate immediately prior to such “corporate transaction” (with the level of performance achievement of the applicable performance goals determined by the Board based on forecasted results (but not greater than target-level performance)). Payments of such amounts is conditioned upon the effectiveness of a general release of claims in favor of the Company and continuing compliance with certain restrictive covenants.
The foregoing summary of the Employment Agreement is qualified in its entirety by reference to the full text of the Employment Agreement, which is filed as Exhibit 10.1 to this Quarterly Report and incorporated by reference.
Appointment of Principal Accounting Officer
On July 30, 2025, the Board appointed Don Rigler, 60, as the Company’s Principal Accounting Officer to succeed Mr. Eaton in that position. Mr. Rigler has served as the Company’s Vice President of Accounting since March 2025. Prior to joining the Company, Mr. Rigler held various finance leadership roles at Salesforce, Inc., including as Vice President, Automation and Cloud Enterprise Resource Planning from April 2022 to May 2024, Vice President, M&A Finance from June 2020 to April 2022, Vice President of Finance Technology Transformation from February 2018 to June 2020, and Americas Controller from November 2010 to February 2018. Mr. Rigler holds a B.B.A. from Texas Tech University and a M.B.A. from Southern Methodist University.
There are no arrangements or understandings between Mr. Rigler and any other person pursuant to which he was selected to serve as the Principal Accounting Officer. There are no family relationships between Mr. Rigler and any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer. There are no transactions involving Mr. Rigler that are required to be reported pursuant to Item 404(a) of Regulation S-K.
(c)
During the three months ended June 30, 2025, no director or officer adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1	Employment Agreement, dated July 30, 2025, between the Registrant and Tim Eaton
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended
32.1*	Certifications of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in any such filing.

Table of Contents
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AppFolio, Inc.

Date:	July 31, 2025	By:	/s/ Shane Trigg
Shane Trigg
Chief Executive Officer
(Principal Executive Officer)

Date:	July 31, 2025	By:	/s/ Tim Eaton
Tim Eaton
Chief Financial Officer
(Principal Financial Officer)