Form 10-Q
period 2025-09-30
APPFOLIO INC
filed 2025-10-30
CIK 1433195

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025.
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

As of October 23, 2025, the number of shares of the registrant’s Class A common stock outstanding was 23,073,192 and the number of shares of the registrant’s Class B common stock outstanding was 12,848,178.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025 (this "Quarterly Report"), contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), which statements involve substantial risks and uncertainties. The forward-looking statements made in this Quarterly Report are intended to qualify for the protection of the safe harbor provided by the PSLRA and are based primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, cash flows and/or prospects. Forward-looking statements include all statements that are not statements of historical fact. Forward-looking statements can also be identified by words such as “may,” “will,” “should,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “future,” or “continue,” or the negative of these words or other similar terms or expressions. Examples of forward-looking statements include, among others, statements regarding changes in the competitive environment, responding to customer needs, research and product development plans, future products and services, growth in the size of our business and number of customers, strategic plans and objectives, the benefits or performance of our strategic investments, business forecasts and plans, our future or assumed financial condition, results of operations and liquidity, trends affecting our business and industry, capital needs and financing plans, capital resource allocation plans, share repurchase plans, and commitments and contingencies, including with respect to the outcome of legal proceedings or regulatory matters. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those risks, uncertainties and other factors described in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" in this Quarterly Report and "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (our "Annual Report"), as well as in the other reports we file with the Securities and Exchange Commission (the "SEC"). You should read this Quarterly Report, and the other documents we file with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements. As such, you should not rely upon forward-looking statements as predictions of future events. Any forward-looking statement made by us in this Quarterly Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
APPFOLIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$76,093	$42,504
Investment securities—current	124,056	235,745
Accounts receivable, net	34,346	24,346
Prepaid expenses and other current assets	68,269	32,807
Total current assets	302,764	335,402
Property and equipment, net	22,901	24,483
Operating lease right-of-use assets	16,620	17,472
Capitalized software development costs, net	11,679	15,429
Goodwill	96,410	96,410
Intangible assets, net	41,384	49,057
Deferred income taxes	59,792	76,910
Long-term investments	77,033	2,033
Other long-term assets	11,882	9,482
Total assets	$640,465	$626,678
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,112	$2,378
Accrued employee expenses	52,321	30,157
Accrued expenses	19,224	14,658
Other current liabilities	24,775	16,087
Total current liabilities	100,432	63,280
Operating lease liabilities	34,533	37,476
Other liabilities	6,632	6,632
Total liabilities	141,597	107,388
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock	3	2
Class B common stock	1	2
Additional paid-in capital	280,361	254,821
Accumulated other comprehensive (loss) Income	(74)	173
Treasury stock	(172,480)	(25,756)
Retained earnings	391,057	290,048
Total stockholders’ equity	498,868	519,290
Total liabilities and stockholders’ equity	$640,465	$626,678
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$249,353	$205,733	$702,630	$590,538
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)(1)	91,476	71,631	254,801	205,878
Sales and marketing(1)	35,912	25,406	103,745	77,161
Research and product development(1)	54,037	40,662	144,469	118,079
General and administrative(1)	27,446	21,139	72,733	62,525
Depreciation and amortization	5,436	4,327	17,541	14,209
Total costs and operating expenses	214,307	163,165	593,289	477,852
Income from operations	35,046	42,568	109,341	112,686
Other (loss) income, net	(4)	—	41	—
Interest income, net	1,690	4,014	6,109	10,482
Income before provision for income taxes	36,732	46,582	115,491	123,168
Provision for income taxes	3,086	13,576	14,482	21,834
Net income	$33,646	$33,006	$101,009	$101,334

Net income per common share:
Basic	$0.94	$0.91	$2.80	$2.80
Diluted	$0.93	$0.90	$2.78	$2.76
Weighted average common shares outstanding:
Basic	35,889	36,306	36,036	36,211
Diluted	36,259	36,756	36,368	36,752
(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based compensation expense included in costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$1,241	$1,126	$3,947	$3,261
Sales and marketing	3,443	2,071	9,336	5,284
Research and product development	9,076	7,471	24,182	19,625
General and administrative	7,033	5,367	17,998	16,133
Total stock-based compensation expense	$20,793	$16,035	$55,463	$44,303

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$33,646	$33,006	$101,009	$101,334
Other comprehensive loss:
Changes in unrealized losses on investment securities, net of tax	(3)	659	(247)	376
Comprehensive income	$33,643	$33,665	$100,762	$101,710
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Class A		Class B		Capital	Income (Loss)	Stock	Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	23,241	$2	13,163	$2	$254,821	$173	$(25,756)	$290,048	$519,290
Exercise of stock options	1	—	—	—	11	—	—	—	11
Stock-based compensation	—	—	—	—	16,483	—	—	—	16,483
Vesting of restricted stock units, net of shares withheld for taxes	60	—	—	—	(9,078)	—	—	—	(9,078)
Conversion of Class B common stock to Class A common stock	182	—	(182)	—	—	—	—	—	—
Repurchase on common stock	(445)	—	—	—	—	—	(95,763)	—	(95,763)
Other comprehensive loss	—	—	—	—	—	(207)	—	—	(207)
Net Income	—	—	—	—	—	—	—	31,383	31,383
Balance at March 31, 2025	23,039	$2	12,981	$2	$262,237	$(34)	$(121,519)	$321,431	$462,119
Exercise of stock options	8	—	—	—	117	—	—	—	117
Stock based compensation	—	—	—	—	18,448	—	—	—	18,448
Vesting of restricted stock units, net of shares withheld for taxes	68	—	—	—	(10,020)	—	—	—	(10,020)
Conversion of Class B common stock to Class A common stock	—	—	—	—	—	—	—	—	—
Repurchase of common stock	(244)	—	—	—	—	—	(50,961)	—	(50,961)
Other comprehensive loss	—	—	—	—	—	(37)	—	—	(37)
Net Income	—	—	—	—	—	—	—	35,980	35,980
Balance at June 30, 2025	22,871	$2	12,981	$2	$270,782	$(71)	$(172,480)	$357,411	$455,646
Exercise of stock options and issuance of common stock under the Employee Stock Purchase Plan	4	—	—	—	953	—	—	—	953
Stock based compensation	—	—	—	—	20,958	—	—	—	20,958
Vesting of restricted stock units, net of shares withheld for taxes	64	—	—	—	(12,332)	—	—	—	(12,332)
Conversion of Class B common stock to Class A common stock	133	1	(133)	(1)	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(3)	—	—	(3)
Net Income	—	—	—	—	—	—	—	33,646	33,646
Balance at September 30, 2025	23,072	$3	12,848	$1	$280,361	$(74)	$(172,480)	$391,057	$498,868
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Class A		Class B		Capital	Income (Loss)	Stock	Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	21,749	$2	14,116	$2	$236,985	$99	$(25,756)	$85,980	$297,312
Exercise of stock options	244	—	—	—	3,874	—	—	—	3,874
Stock-based compensation	—	—	—	—	13,646	—	—	—	13,646
Vesting of restricted stock units, net of shares withheld for taxes	89	—	—	—	(14,086)	—	—	—	(14,086)
Conversion of Class B common stock to Class A common stock	199	—	(199)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(214)	—	—	(214)
Net Income	—	—	—	—	—	—	—	38,663	38,663
Balance at March 31, 2024	22,281	$2	13,917	$2	$240,419	$(115)	$(25,756)	$124,643	$339,195
Exercise of stock options	3	—	—	—	25	—	—	—	25
Stock based compensation	—	—	—	—	15,032	—	—	—	15,032
Vesting of restricted stock units, net of shares withheld for taxes	71	—	—	—	(12,436)	—	—	—	(12,436)
Conversion of Class B common stock to Class A common stock	644	—	(644)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(69)	—	—	(69)
Net Income	—	—	—	—	—	—	—	29,665	29,665
Balance at June 30, 2024	22,999	$2	13,273	$2	$243,040	$(184)	$(25,756)	$154,308	$371,412
Exercise of stock options	3	—	—	—	14	—	—	—	14
Stock based compensation	—	—	—	—	16,315	—	—	—	16,315
Vesting of restricted stock units, net of shares withheld for taxes	57	—	—	—	(8,579)	—	—	—	(8,579)
Conversion of Class B common stock to Class A common stock	20	—	(20)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	659	—	—	659
Net Income	—	—	—	—	—	—	—	33,006	33,006
Balance at September 30, 2024	23,079	$2	13,253	$2	$250,790	$475	$(25,756)	$187,314	$412,827
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash from operating activities
Net income	$101,009	$101,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,541	14,207
Amortization of operating lease right-of-use assets	1,525	1,541
Amortization of costs capitalized to obtain revenue contracts	8,187	7,471
Deferred income taxes	17,118	—
Stock-based compensation, including as amortized	55,463	44,304
Other	(1,281)	(6,146)
Changes in operating assets and liabilities:
Accounts receivable	(10,000)	(4,872)
Prepaid expenses and other assets	(15,677)	(6,360)
Accounts payable	1,746	(291)
Operating lease liabilities	(3,177)	(3,196)
Accrued expenses and other liabilities	4,661	3,601
Net cash provided by operating activities	177,115	151,593
Cash from investing activities
Purchases of available-for-sale investments	(166,575)	(265,319)
Proceeds from sales of available-for-sale investments	202,662	—
Proceeds from maturities of available-for-sale investments	76,620	163,755
Purchases of property and equipment	(1,841)	(1,821)
Capitalization of software development costs	(2,414)	(4,112)
Purchases of long-term investments	(75,000)	—
Cash paid in business acquisition, net of cash acquired	(906)	—
Net cash provided by (used in) investing activities	32,546	(107,497)
Cash from financing activities
Proceeds from stock option exercises	130	3,913
Tax withholding for net share settlement	(31,430)	(35,101)
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	951	—
Purchase of common stock	(145,723)	—
Net cash used in financing activities	(176,072)	(31,188)
Net increase in cash, cash equivalents and restricted cash	33,589	12,908
Cash, cash equivalents and restricted cash
Beginning of period	42,754	49,759
End of period	$76,343	$62,667
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$76,093	$62,417
Restricted cash included in prepaid expenses and other current assets	250	250
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$76,343	$62,667
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
 2. Summary of Significant Accounting Policies
Basis of Presentation and Significant Accounting Policies
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report, which was filed with the SEC on February 6, 2025. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim Condensed Consolidated Financial Statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of our Condensed Consolidated Financial Statements. The operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results expected for the full year ending December 31, 2025.
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
Our CODM uses consolidated net income (loss) as the sole measure of segment profit or loss. Significant segment expenses include cost of revenue (excluding depreciation and amortization), sales and marketing, research and product development, general and administrative expenses, and depreciation and amortization. For expenses incurred during the nine months ended September 30, 2025 and 2024, refer to our Condensed Consolidated Statements of Operations. Stock-based compensation expense is also recognized as a significant segment expense. Details regarding this expense for the nine months ended September 30, 2025 and 2024 was included in the parenthetical note to the respective Condensed Consolidated Statements of Operations.
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
Deferred costs were $19.6 million and $16.8 million as of September 30, 2025 and December 31, 2024, respectively, of which $9.9 million and $9.9 million, respectively, are included in Prepaid expenses and other current assets and $9.7 million and $6.9 million, respectively, are included in Other long-term assets in the accompanying Condensed Consolidated Balance Sheets. Amortization expense for deferred costs was $2.8 million, and $2.5 million for three months ended September 30, 2025 and 2024, respectively, and $8.2 million, and $7.5 million for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, no impairments were identified in relation to the costs capitalized for the periods presented.

Net Income per Common Share
Net income per common share was the same for shares of our Class A and Class B common stock because they are entitled to the same liquidation and dividend rights and are therefore combined in the table below. The following table sets forth the computation of basic and diluted net income per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic net income per share:
Numerator
Net income	$33,646	$33,006	$101,009	$101,334
Less: undistributed earnings to participating securities	—	—	—	8
Net income attributable to common stockholders	$33,646	$33,006	$101,009	$101,326
Denominator			—	—
Weighted average common shares outstanding	35,889	36,306	36,036	36,214
Less: Weighted average unvested restricted shares subject to repurchase	—	—	—	3
Weighted average common shares outstanding; basic	35,889	36,306	36,036	36,211
Net income per common share; basic	$0.94	$0.91	$2.80	$2.80
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$33,646	$33,006	$101,009	$101,326
Denominator
Weighted average common shares outstanding; basic	35,889	36,306	36,036	36,211
Add: Weighted average dilutive options outstanding	48	41	39	64
Add: Weighted average dilutive restricted stock units outstanding	322	409	293	477
Weighted average common shares outstanding; diluted	36,259	36,756	36,368	36,752
Net income per common share; diluted	$0.93	$0.90	$2.78	$2.76
Potentially dilutive securities that are not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restricted stock units	2	4	2	17
Total potentially dilutive securities	2	4	2	17

Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate at which reconciliation and income taxes are paid. The amendment in ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively and is effective for calendar year-end public business entities in the 2025 annual period and in 2026 for interim periods with early adoption permitted. We plan to adopt the standard in our fiscal year 2025 annual financial statements, and we expect the adoption of the standard will impact certain of our income tax disclosures.
In November 2024, FASB issued ASU 2024-03, Disaggregation of Income Statement Expense. The new standard requires additional disclosures about specific types of expenses included in the expense captions presented on the face of income statements as well as disclosures about selling expenses. The guidance applies prospectively with the option to apply the standard retrospectively and is effective for calendar year-end public business entities in the 2027 annual period and in 2028 for interim periods with early adoption permitted. We are currently evaluating the impact of ASU 2024-03 on our Consolidated Financial Statements.
In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326-202 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities, that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The guidance will be applied on a prospective basis and is effective for calendar year-end public business entities in the 2026 annual period and its interim periods, with early adoption permitted. We plan to adopt the standard from January 1, 2026, and we expect the adoption of the standard will not have any material impact on our financial statements.
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting guidance for the costs to develop software for internal use. The new guidance amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. The new guidance will be effective for calendar year-end public business entities in the 2028 annual period. The guidance can be applied on a fully prospective basis, a modified basis for in-process projects, or a full retrospective basis. We are currently evaluating the impact of this ASU on our Consolidated Financial Statements.

 3. Investment Securities and Fair Value Measurements
Investment Securities
Investment securities classified as available-for-sale consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	124,068	19	(31)	124,056
Total available-for-sale investment securities	$124,068	$19	$(31)	$124,056

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	235,509	261	(25)	235,745
Total available-for-sale investment securities	$235,509	$261	$(25)	$235,745
As of September 30, 2025, the decline in fair value below amortized cost basis was not considered other than temporary as it is more likely than not we will hold the securities until maturity or recovery of the cost basis. No allowance for credit losses for available-for-sale investment securities was recorded as of September 30, 2025 or December 31, 2024.
The fair values of available-for-sale investment securities, by remaining contractual maturity, are as follows (in thousands):

	September 30, 2025		December 31, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$124,068	$124,056	$235,509	$235,745
Total available-for-sale investment securities	$124,068	$124,056	$235,509	$235,745
During the nine months ended September 30, 2025 and 2024, we had sales and maturities of investment securities, as follows (in thousands):

	Nine Months Ended September 30, 2025
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
U.S. government and agency securities	$94	$(49)	$202,662	$76,620
Total	$94	$(49)	$202,662	$76,620

	Nine Months Ended September 30, 2024
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
U.S. government and agency securities	—	—	—	163,755
Total	$—	$—	$—	$163,755
The tables above do not include our strategic investments of non-marketable equity investments in privately-held companies, which are recorded in long-term investments in our Condensed Consolidated Balance Sheets. These strategic investments consist of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Second Nature	$75,000	$—
Others	2,033	2,033
Total long-term investments	$77,033	$2,033
In April 2025, we purchased a minority, non-controlling equity interest in Second Nature Holdings, L.P. (“Second Nature”) for $75.0 million, paid with cash on hand. We determined that we do not have significant influence over Second Nature, and our investment in Second Nature has been classified as an investment in equity securities without readily determinable fair value.
There were no realized or unrealized gains or losses from remeasurement of investments in equity securities under the measurement alternative for the nine months ended September 30, 2025 and 2024.
Fair Value Measurements
Recurring Fair Value Measurements
The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 by level within the fair value hierarchy (in thousands):

	September 30, 2025
	Level 1	Level 2	Total Fair Value
Cash equivalents:
Money market funds	$54,074	$—	$54,074
Available-for-sale investment securities:
U.S. government and agency securities	—	124,056	124,056
Total	$54,074	$124,056	$178,130

	December 31, 2024
	Level 1	Level 2	Total Fair Value
Cash equivalents:
Money market funds	$25,167	$—	$25,167
Available-for-sale investment securities:
U.S. government and agency securities	—	235,745	235,745
Total	$25,167	$235,745	$260,912
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
Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
Strategic investments primarily include equity investments in privately-held companies, which do not have a readily determinable fair value. Strategic investments are classified as Level 3 in the fair value hierarchy, as their nonrecurring fair value measurements may include observable and unobservable inputs. As of September 30, 2025 and December 31, 2024, the balance of strategic investments was $77.0 million and $2.0 million, respectively.

 4. Other Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Income tax receivable(1)	$31,460	$1,089
Prepaid expenses	19,668	12,430
Deferred commissions(2)	9,936	9,898
Deposits for insurance services(3)	4,592	6,668
Other	2,613	2,722
Total Prepaid expenses and other current assets	$68,269	$32,807
(1)For additional information on income tax, refer to Note 8, Income Taxes.
(2)For additional information on deferred commissions, refer to Deferred Costs in Note 2, Summary of Significant Accounting Policies.
(3)For additional information on deposits held with a third party related to requirements to maintain collateral for insurance services, refer to "Legal Liability to Landlord Insurance" in Note 5, Commitments and Contingencies.
Accrued Employee Expenses
Accrued employee expenses consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued bonuses	$34,571	$17,092
Accrued payroll and other	17,750	13,065
Total accrued employee expenses	$52,321	$30,157
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Unearned premium liabilities	$6,869	$5,455
Insurance reserves(1)	5,682	3,908
Operating lease liabilities-current	4,713	4,273
Other	7,511	2,451
Total other current liabilities	$24,775	$16,087
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
(1)For additional information on insurance reserves, refer to "Legal Liability to Landlord Insurance" in Note 5, Commitments and Contingencies.

 5. Commitments and Contingencies
Legal Liability to Landlord Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc., which was established in connection with reinsuring liability to landlord insurance policies offered to our customers by our third-party service provider. We assume a 100% quota share of the liability to landlord insurance policies placed with our customers by our third-party service provider. We accrue for reported claims, and include an estimate of losses incurred but not reported by our property manager customers, in cost of revenue because we bear the risk related to all such claims. Our estimated liability for reported claims and incurred but not reported claims as of September 30, 2025 and December 31, 2024 was $5.7 million and $3.9 million, respectively, and is included in Other current liabilities on our Condensed Consolidated Balance Sheets.
Included in Prepaid expenses and other current assets as of September 30, 2025 and December 31, 2024 are $4.6 million and $6.7 million, respectively, of deposits held with a third party related to requirements to maintain collateral for this insurance service.
Credit Facility
On September 30, 2025, we entered into a credit agreement by and among AppFolio, Inc., certain of our subsidiaries as guarantors, the lender(s) party thereto, and PNC Bank, National Association, in its capacity as Administrative Agent, Swingline Loan Lender and Issuing Lender (the “Credit Facility”).
The Credit Facility provides for a $150.0 million senior secured revolving credit facility, including sublimits of $25.0 million for letters of credit and $25.0 million for swingline loans, and is scheduled to mature on September 30, 2030. We may, subject to customary conditions and consent of the applicable lenders, increase the revolving commitment or incur term loans thereunder (capped at amounts specified in the Credit Facility) or extend the maturity date of the Credit Facility.
Borrowings under the Credit Facility bear interest at variable rates based, at our option, on Term Secured Overnight Financing Rate Data ("SOFR"), Daily Simple SOFR, or a Base Rate, plus an applicable margin (ranging from 125.0 to 200.00 basis points in the case of Term SOFR and Daily Simple SOFR and 25.0 to 100.00 basis points in the case of the Base Rate) determined by our Consolidated Net Leverage Ratio, all as defined in the Credit Facility. We also pay a quarterly commitment fee (ranging from 15.0 to 30.0 basis points depending on our Consolidated Net Leverage Ratio) on unused amounts, as well as customary letter of credit and agency fees.
The obligations under the Credit Facility are guaranteed by certain of our subsidiaries and secured by a first-priority security interest in substantially all of our and our guarantors' personal property, subject to customary exclusions and exceptions. The Credit Facility includes customary representations, warranties, and affirmative and negative covenants, including a financial covenant requiring maintenance of a Consolidated Net Leverage Ratio. The negative covenants include, among other things, restrictions on our and our subsidiaries' ability to incur indebtedness and liens, make investments, pay dividends or distributions or repurchase equity interests, merge, consolidate or otherwise dispose of assets, enter into transactions with affiliates, and prepay, redeem, purchase or otherwise retire junior indebtedness, all subject to certain exceptions.
As of September 30, 2025, there were no outstanding borrowings under the Credit Facility, and we were in compliance with the covenants under the Credit Facility.
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

6. Share Repurchase Program
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
On April 23, 2025, our Board authorized a $300.0 million share repurchase program (the "2025 Stock Repurchase Program") relating to our outstanding shares of Class A common stock. Under the 2025 Stock Repurchase Program, we are authorized to repurchase shares of our Class A common stock from time to time in open market purchases or privately negotiated transactions. The 2025 Stock Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares, has no expiration date, and can be modified, suspended or terminated at any time and for any reason. The timing and actual number of shares repurchased will depend on a variety of factors, including price, corporate and legal requirements, market conditions and other factors. During the second quarter of 2025, we repurchased 243,987 shares of our Class A common stock through open market repurchases under the 2025 Stock Repurchase Program at an average purchase price of $204.77 per share, inclusive of broker commissions, for an aggregate repurchase price of $50.0 million which was recorded as a reduction to stockholders' equity.
During the three months ended September 30, 2025, we did not repurchase any shares of our Class A common stock under the 2025 Stock Repurchase Program. As of September 30, 2025, the amount remaining available for repurchases under the 2025 Stock Repurchase Program was $250.0 million.
 7. Stock-Based Compensation
Restricted Stock Units
A summary of activity in connection with our restricted stock units ("RSUs") for the nine months ended September 30, 2025, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2024	785	$159.98
Granted	382	225.92
Vested	(324)	155.28
Forfeited	(62)	166.03
Unvested as of September 30, 2025	781	$193.70
Unvested RSUs as of September 30, 2025 were composed of 0.7 million RSUs with only service conditions and 0.1 million performance share units ("PSUs") with both service conditions and performance conditions. RSUs granted with only service conditions generally vest over a four-year period, assuming continued employment through the applicable vesting date. The number of PSUs granted, as included in the above table, assumes achievement of the performance metrics at 100% of the performance target. The unvested PSUs as of September 30, 2025, are subject to vesting based on the achievement of pre-established performance metrics for the year ending December 31, 2025 and will vest over a three year period, assuming continued employment through each applicable vesting date. The actual number of shares to be granted at the end of the performance period will range from 0% to 171% of the target number of shares depending on achievement relative to the performance metrics over the applicable period.
We recognized stock-based compensation expense for the RSUs and PSUs of $20.5 million and $15.9 million for the three months ended September 30, 2025 and 2024, respectively, and $54.4 million and $43.4 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the total estimated remaining stock-based compensation expense for the aforementioned RSUs and PSUs was $120.9 million, which is expected to be recognized over a weighted average period of 2.2 years.
 8. Income Taxes
We calculate our provision for income taxes on a quarterly basis by applying an estimated annual effective tax rate to income (loss) from operations and by calculating the tax effect of discrete items recognized during the quarter.
For the three and nine months ended September 30, 2025, we recorded income tax expense of $3.1 million and $14.5 million, representing an effective tax rate of 8.4% and 12.5%, respectively. Our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to excess tax benefits from stock-based compensation and research and development tax credits, partially offset by state income taxes and non-deductible officers' compensation. For the three and nine months ended September 30, 2024, our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to changes in valuation allowance against deferred tax assets and excess tax benefits from stock-based compensation.
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
There were no material changes to our unrecognized tax benefits during the three and nine months ended September 30, 2025, and we do not expect to have any significant changes to unrecognized tax benefits through the remainder of the year.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. We believe the impact of the relevant OBBBA provisions to our income tax expense is not material and are currently expecting a favorable impact on our cash flows. We will continue to monitor and assess the impact of OBBBA on our Condensed Consolidated Financial Statements.
 9. Revenue and Other Information
The following table presents our revenue categories for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Core solutions	$53,752	$46,030	$155,738	$132,974
Value Added Services	192,092	157,726	536,943	451,677
Other	3,509	1,977	9,949	5,887
Total revenue	$249,353	$205,733	$702,630	$590,538
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
Property management units under management. We believe that our ability to increase our number of property management units under management is an indicator of our market penetration, growth, and potential future business opportunities. We define property management units under management as active or committed units under management at the period end date. We had 9.1 million and 8.5 million property management units under management as of September 30, 2025 and 2024, respectively.
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
In addition, we charge our customers for assistance onboarding onto our core solutions and for certain other non-recurring services. We generally invoice for these other services in advance of the services being completed and recognize revenue in the period the service is rendered. We also generate revenue from the legacy customers of businesses we acquire that provide standalone services outside of our platform. Revenue derived from these services is recorded in Other revenue. As of September 30, 2025 and 2024, we had 21,759 and 20,403 property management customers, respectively.
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
Provision for income taxes. Provision for income taxes consists of federal and state income taxes in the United States.
Results of Operations
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)
Core solutions	$53,752	$46,030	$7,722	17%	$155,738	$132,974	$22,764	17%
Value Added Services	192,092	157,726	34,366	22%	536,943	451,677	85,266	19%
Other	3,509	1,977	1,532	77%	9,949	5,887	4,062	69%
Total revenue	$249,353	$205,733	$43,620	21%	$702,630	$590,538	$112,092	19%
The increase in revenue for the three and nine months ended September 30, 2025, compared to the same periods in the prior year, was primarily attributable to an increase in the usage of our payments, tenant screening, and risk mitigation services. During the three and nine month periods ended September 30, 2025, we also experienced growth of 7% in the number of property management units under management compared to the same period in the prior year, which drove growth in users of our subscription and usage-based services.
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

Cost of Revenue (Exclusive of Depreciation and Amortization)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$91,476	$71,631	$19,845	28%	$254,801	$205,878	$48,923	24%
Percentage of revenue	36.7%	34.8%			36.3%	34.9%
Stock-based compensation, included above	$1,241	$1,126	$115	10%	$3,947	$3,261	$686	21%
Percentage of revenue	0.5%	0.5%			0.6%	0.6%
Cost of revenue (exclusive of depreciation and amortization) increased for the three and nine months ended September 30, 2025, compared to the same periods in the prior year. The increase was primarily driven by higher third-party service provider costs of $15.4 million and $41.3 million, respectively, due to increased adoption and usage of our Value Added Services, combined with a $3.4 million and $4.6 million increase in personnel-related costs, including stock-based and performance-based compensation, to support growth in the business, for the respective three and nine-month periods.
We expect cost of revenue (exclusive of depreciation and amortization) for the year ending December 31, 2025, to stay relatively flat as a percentage of revenue compared to the year ended December 31, 2024.
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)
Sales and marketing	$35,912	$25,406	$10,506	41%	$103,745	$77,161	$26,584	34%
Percentage of revenue	14.4%	12.3%			14.8%	13.1%
Stock-based compensation, included above	$3,443	$2,071	$1,372	66%	$9,336	$5,284	$4,052	77%
Percentage of revenue	1.4%	1.0%			1.3%	0.9%
Sales and marketing expense increased for the three and nine months ended September 30, 2025, compared to the same periods in the prior year. The increase was primarily due to a $8.1 million and $17.4 million increase in personnel-related costs, including stock-based and performance-based compensation, to support growth in the business, combined with a $1.1 million and $3.8 million increase in advertising and promotion expense due to increased targeted go-to-market investment, for the respective three and nine-month periods.
We expect sales and marketing expense for the year ending December 31, 2025 to slightly increase as a percentage of revenue compared to the year ended December 31, 2024.
Research and Product Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)
Research and product development	$54,037	$40,662	$13,375	33%	$144,469	$118,079	$26,390	22%
Percentage of revenue	21.7%	19.8%			20.6%	20.0%
Stock-based compensation, included above	$9,076	$7,471	$1,605	21%	$24,182	$19,625	$4,557	23%
Percentage of revenue	3.6%	3.6%			3.4%	3.3%
Research and product development expense increased for the three and nine months ended September 30, 2025, compared to the same periods in the prior year. The increase was primarily due to a $11.1 million and $20.3 million increase in personnel-related costs, including stock-based and performance-based compensation, net of capitalized software development costs driven by headcount growth, for the respective three and nine-month periods.

We expect research and product development expenses for the year ending December 31, 2025 to stay relatively flat as a percentage of revenue compared to the year ended December 31, 2024.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)
General and administrative	$27,446	$21,139	$6,307	30%	$72,733	$62,525	$10,208	16%
Percentage of revenue	11.0%	10.3%			10.4%	10.6%
Stock-based compensation, included above	$7,033	$5,367	$1,666	31%	$17,998	$16,133	$1,865	12%
Percentage of revenue	2.8%	2.6%			2.6%	2.7%
General and administrative expense increased for the three and nine months ended September 30, 2025, compared to the same periods in the prior year. The increase was primarily due to a $7.4 million and $13.4 million increase in personnel-related costs, including stock-based and performance-based compensation, driven by headcount growth, for the respective three and nine-month periods.
We expect general and administrative expenses for the year ending December 31, 2025 to stay relatively flat as a percentage of revenue compared to the year ended December 31, 2024.
Depreciation and Amortization

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)
Depreciation and amortization	$5,436	$4,327	$1,109	26%	$17,541	$14,209	$3,332	23%
Percentage of revenue	2.2%	2.1%			2.5%	2.4%
Depreciation and amortization expense for the three and nine months ended September 30, 2025 increased, compared to the same periods in the prior year, primarily due to amortization of the intangible assets recognized from the acquisition of Move EZ, Inc. in the fourth quarter of 2024.
We expect depreciation and amortization expenses for the year ending December 31, 2025 to stay relatively flat as a percentage of revenue compared to the year ended December 31, 2024.
Interest Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)
Interest income, net	$1,690	$4,014	$(2,324)	(58)%	$6,109	$10,482	$(4,373)	(42)%
Percentage of revenue	0.7%	2.0%			0.9%	1.8%
Interest income for the three and nine months ended September 30, 2025 decreased, compared to the same periods in the prior year, primarily due to the sale of available-for-sale investment securities and lower interest rates.

Provision for income taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)
Income before provision for income taxes	$36,732	$46,582	$(9,850)	(21)%	$115,491	$123,168	$(7,677)	(6)%
Provision for income taxes	$3,086	$13,576	$(10,490)	(77)%	$14,482	$21,834	$(7,352)	(34)%
Effective tax rate	8.4%	29.1%			12.5%	17.7%
For the three and nine months ended September 30, 2025, we recorded income tax expense of $3.1 million and $14.5 million, representing an effective tax rate of 8.4% and 12.5%, respectively. Our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to excess tax benefits from stock-based compensation and research & development tax credits, partially offset by state income taxes and non-deductible officers' compensation. For the three and nine months ended September 30, 2024, our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to changes in valuation allowance against deferred tax assets and excess tax benefits from stock-based compensation.
The decrease in our effective tax rate for the three months ended September 30, 2025, as compared to the same period in 2024, is primarily due to a valuation allowance released at December 31, 2024 and an increase in tax benefits from stock-based compensation and research & development tax credits. The decrease in our effective tax rate for the nine months ended September 30, 2025, as compared to the same period in 2024, is primarily attributable to changes in valuation allowance and increase in tax benefits from research & development tax credits partially offset by a decrease in excess tax benefits from stock-based compensation.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. We believe the impact of the relevant OBBBA provisions to our income tax expense is not material and are currently expect a favorable impact to our cash flows. We will continue to monitor and assess the impact of OBBBA on our Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Our principal sources of liquidity continue to be cash, cash equivalents, and investment securities, as well as cash flows generated from our operations. As of September 30, 2025, we had $200.1 million in cash, cash equivalents, and investment securities. We have financed our operations primarily through cash generated from operations.
In addition, to optimize our capital structure, on September 30, 2025, we entered into the Credit Facility which provides for a $150.0 million senior secured revolving credit facility, including sublimits of $25.0 million for letters of credit and $25.0 million for swingline loans, and is scheduled to mature on September 30, 2030. As of September 30, 2025, we had no outstanding borrowings under the Credit Facility, and were in compliance with the covenants under the Credit Facility. For more information regarding the Credit Facility, refer to "Credit Facility" in Note 5, Commitments and Contingencies, of our Condensed Consolidated Financial Statements.
We believe that our existing cash and cash equivalents, investment securities, and cash generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. The available borrowing capacity under the Credit Facility provides us additional liquidity and financial flexibility.
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

During the first quarter of 2025, we substantially exhausted the shares remaining available for purchase under the 2019 Stock Repurchase Program. On April 23, 2025, our Board authorized the repurchase of up to $300.0 million of shares of our Class A common stock from time to time pursuant to the 2025 Stock Repurchase Program. For more information regarding our repurchases under the 2019 Stock Repurchase Program and the 2025 Stock Repurchase Program, refer to Note 6, Share Repurchase Program, of our Condensed Consolidated Financial Statements of this Quarterly Report.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$177,115	$151,593
Net cash provided by (used in) investing activities	32,546	(107,497)
Net cash used in financing activities	(176,072)	(31,188)
Net increase in cash, cash equivalents and restricted cash	$33,589	$12,908
Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our core solutions and Value Added Services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
The net increase in cash provided by operating activities for the nine months ended September 30, 2025, compared to the same period in the prior year, was primarily due to higher cash collections from customers relative to the increase in operating expenditures.
Investing Activities
Cash provided by (used in) investing activities is generally composed of the cash paid in purchases of investment securities, maturities and sales of investment securities, purchases of property and equipment, business acquisition, net of cash acquired, and additions to capitalized software development.
The net increase in cash provided by (used in) investing activities for the nine months ended September 30, 2025, compared to the same period in the prior year, was primarily due to higher sales and maturities of investment securities, and lower purchases of available-for-sale investment securities, which was partially offset by cash paid for purchasing our strategic investment in Second Nature. For additional information, see Note 3. Investment Securities and Fair Value Measurements, of our Condensed Consolidated Financial Statements.
Financing Activities
Cash used in financing activities is generally composed of net share settlements for employee tax withholdings associated with the vesting of equity awards and repurchases of our Class A common stock offset by proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan.
The net increase in cash used in financing activities for the nine months ended September 30, 2025, compared to the same period in the prior year, was primarily due to repurchases of our Class A common stock.
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
There have been no material changes to our critical accounting policies and estimates described in our Annual Report that have had a material impact on our Condensed Consolidated Financial Statements and related notes, except the critical accounting policies and estimates for Strategic Investments, which are disclosed in Note 2, Summary of Significant Accounting Policies of our Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Investment Securities
As of September 30, 2025, we had $124.1 million of investment securities consisting of United States government and agency securities. The primary objective of investing in securities is to support our liquidity and capital needs. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
Our investment securities are exposed to market risk due to interest rate fluctuations. While fluctuations in interest rates do not impact our interest income from our investment securities as all of these securities have fixed interest rates, changes in interest rates may impact the fair value of the investment securities. Since our investment securities are held as available for sale, all changes in fair value impact our other comprehensive (loss) income unless an investment security is considered impaired in which case changes in fair value are reported in other expense. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings, refer to Note 5, Commitments and Contingencies of our Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
An investment in our Class A common stock involves risks. Before making an investment decision, you should carefully consider all of the information in this Quarterly Report, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Condensed Consolidated Financial Statements and related notes. In addition, you should carefully consider the risks and uncertainties described in the section entitled “Risk Factors” in our Annual Report, which was filed with the SEC on February 6, 2025, as supplemented by the additional risk factors below. If any of the identified risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that case, the trading price of our Class A common stock may decline. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, and operating results. As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed under the section entitled "Risk Factors" in Part I, Item IA of our Annual Report, with the exception of the following:
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
Our revolving Credit Facility provides the lender with a first-priority security interest in substantially all of our and our subsidiary guarantors’ personal property, and contains covenants which may limit our operational flexibility and otherwise adversely affect our financial condition and/or results of operations.
Our revolving Credit Facility contains a number of covenants that restrict our and our subsidiaries’ ability to, among other things, incur indebtedness and liens, make investments, pay dividends or distributions or repurchase equity interests, merge, consolidate or otherwise dispose of assets, enter into transactions with affiliates, and prepay, redeem, purchase, or otherwise retire junior indebtedness, all subject to certain exceptions. We are also required to maintain a Consolidated Net Leverage Ratio (as defined in the Credit Facility) not greater than a specified level. These covenants could limit our operational flexibility and ability to exploit business opportunities.

A failure by us to comply with the covenants or payment requirements, or the occurrence of other events specified in the Credit Facility, could result in an event of default under the Credit Facility, which would give the lender(s) the right to terminate the commitments to provide loans and extensions of credit and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lender would have the right to proceed against the collateral in which we granted a security interest to the lender, which consists of substantially all of our and our subsidiary guarantors’ personal property.
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
Item 5. Other Information
On August 14, 2025, Shane Trigg, our Chief Executive Officer and a member of our Board, adopted a Rule 10b5-1 trading arrangement providing for the sale between November 17, 2025 and November 19, 2026 of an indeterminate number of shares of our Class A common stock received by Mr. Trigg in connection with the vesting in between November 10, 2025 and November 10, 2026 of certain restricted stock units and performance share units held by Mr. Trigg. The actual number of shares of Class A common stock will depend on the vesting of the restrictive stock units and performance share units and the number of shares withheld to satisfy tax withholding obligations. Mr. Trigg's trading plan was entered into during an open trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1	Revolving Credit Facility Agreement
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended
32.1*	Certifications of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in any such filing.

Table of Contents
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AppFolio, Inc.

Date:	October 30, 2025	By:	/s/ Shane Trigg
Shane Trigg
Chief Executive Officer
(Principal Executive Officer)

Date:	October 30, 2025	By:	/s/ Tim Eaton
Tim Eaton
Chief Financial Officer
(Principal Financial Officer)