Form 10-K
period 2025-12-31
APPFOLIO INC
filed 2026-02-05
CIK 1433195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

 FORM 10-K
_________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 30, 2025 (the last business day of the registrant’s mostly recently completed second fiscal quarter), as reported on the NASDAQ Global Market on such date, was approximately $8.256 billion.

At January 29, 2026, the number of shares of the registrant’s Class A common stock outstanding was 24,334,816 and the number of shares of the registrant’s Class B common stock outstanding was 11,655,112.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (this “Annual Report”), are incorporated by reference in Part III, Items 10-14 of this Annual Report. Except for the portions of the Proxy Statement specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.
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

APPFOLIO, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (this “Annual Report”) contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), which statements involve substantial risks and uncertainties. The forward-looking statements made in this Annual Report are intended to qualify for the protection of the safe harbor provided by the PSLRA and are based primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, cash flows and/or prospects. Forward-looking statements include all statements that are not statements of historical fact. Forward-looking statements can also be identified by words such as “may,” “will,” “should,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “future,” or “continue,” or the negative of these words or other similar terms or expressions. Examples of forward-looking statements include, among others, statements regarding changes in the competitive environment, responding to customer needs, research and product development plans, future products and services, growth in the size of our business and number of customers, strategic plans and objectives, business forecasts and plans, our future or assumed financial condition, results of operations and liquidity, trends affecting our business and industry, capital needs and financing plans, capital resource allocation plans, share repurchase plans, and commitments and contingencies, including with respect to the outcome of legal proceedings or regulatory matters. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those risks, uncertainties and other factors described in the sections entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report, as well as in the other reports we file with the Securities and Exchange Commission (the “SEC”). You should read this Annual Report, and the other documents we file with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements. As such, you should not rely upon forward-looking statements as predictions of future events. Any forward-looking statement made by us in this Annual Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law.
ITEM 1.    BUSINESS
    Unless otherwise stated in this Annual Report, references to "AppFolio," "we," "us," and "our" refer to AppFolio, Inc. and its consolidated subsidiaries.
Overview
Founded in 2006, AppFolio is a technology leader powering the future of real estate. We provide a cloud-based platform, the AppFolio Platform, on which our customers operate their businesses. Our primary customers are property management companies who manage a variety of property types, including single family, multifamily, affordable, commercial, student, and community associations. We help our customers navigate an increasingly interconnected and growing network of stakeholders in their business ecosystems, including property managers, property investors, potential residents, residents, and vendors. We also provide key functionality related to critical transactions across the real estate lifecycle, including screening potential residents, sending and receiving payments, and providing insurance-related risk mitigation services. Our services enable our customers to connect communities, increase operational efficiency, deliver exceptional customer experiences, and improve financial and operational performance. We believe our customer-centric culture leads to long-term customer retention and, ultimately, our long-term success.

Our Platform
Our mission is to build the platform where real estate comes to do business. The AppFolio Platform is designed to deliver value to industry stakeholders throughout the property management ecosystem. These stakeholders include property managers, property owners and investors, residents, and vendors. Our performance-driven platform is (i) a system of record to centralize and store all critical operating information, (ii) a system of action to automate complex workflows while delivering improved outcomes, and (iii) a system of growth to drive value and revenue for the entire ecosystem.
The AppFolio Platform is built upon a unified architecture designed to serve as a single secure system of record for our customers' operational and financial data. This platform foundation provides real-time business intelligence and accounting functionality while maintaining data integrity. Building upon this foundation, AppFolio Realm integrates artificial intelligence, or AI, directly into the platform’s workflows. Through features such as Realm, the platform is capable of automating repetitive, high-volume tasks and promoting operational efficiency. To further enhance the platform's versatility, the AppFolio Stack™ marketplace utilizes application programming interfaces, or APIs, to facilitate our customers' ability to integrate specialized, third-party technology and services. This extensible ecosystem allows customers and partners to customize their workflows and incorporate specialized external solutions into the unified AppFolio environment.
We categorize our products and services into two categories, Subscription Services and Value Added Services. Utilization and adoption of our Subscription Services and Value Added Services is typically higher for residential properties than community association or commercial properties because of the unique and complex needs of the residential rental lifecycle.
Subscription Plans and Services
The AppFolio Platform is primarily offered via three Subscription Plans: Core, Plus, and Max.
•AppFolio Property Manager Core. AppFolio Property Manager Core is generally suited for small property management companies, serving as the basic, comprehensive, all-in-one system of record centered on accounting functionality, and includes access to a limited set of Stack™ integrations.
•AppFolio Property Manager Plus. AppFolio Property Manager Plus is designed for more complex, growing property management businesses, expanding on the Core plan functionality by adding capabilities for affordable housing and student housing, advanced accounting, advanced data analysis, and read-only API access, along with access to all Stack™ integrations.
•AppFolio Property Manager Max. AppFolio Property Manager Max includes the functionality of Plus and adds functionality designed for our largest operators, offering tools such as end-to-end leasing support with built-in leasing customer relationship management, or CRM, and leasing signals, and provides full database access through a read/write API.

The Subscription Services AppFolio offers are provided through the Core, Plus, and Max Subscription Plans or can be added as ancillary functionality. Key services offered include:
•Accounting and Reporting. AppFolio provides property management accounting software that acts as a single system of record, capturing every transaction in one centralized database. The software utilizes AI-powered features, such as Smart Budgeting, Bank Feed, Bill Approval Flows, and Smart Bill Entry to reduce manual data entry and increase reporting accuracy. Performance Insights dashboards enables data-driven strategic decision-making and efficient financial management.
•Marketing and Leasing. The marketing and leasing tools are designed to help customers maximize occupancy, maintain a leasing pipeline, and manage the fully integrated lead-to-lease process. Our Realm Leasing Performer leverages AI to automate prospect engagement, including lead qualification, data capture, and tour scheduling. These capabilities are integrated with our Leasing CRM, which provides centralized end-to-end leasing management and conversion tracking. For portfolio optimization, our Leasing Signals supports customers' pricing decisions using their own unique pricing strategies and provides explainable pricing suggestions based on public data.
•Maintenance. The platform provides property maintenance tools through automation and online maintenance workflows. Our Realm Maintenance Performer utilizes AI to automate service request intake and triage. The tool facilitates real-time, multi-lingual communication with residents and automatically generates prioritized work orders. This automation is designed to reduce response times and streamline the resolution of maintenance issues. Our Unit Turn Board allows customers to track and manage the tasks required to prepare a unit for new occupancy, with the goal of minimizing vacancy periods and optimizing rental income.
•Communication and Service. AppFolio provides modern communication tools to streamline customer service, maintain operations, and create seamless experiences for residents, property owners, and investors. Our Realm Messages integrates text and email communications into a centralized inbox. This feature allows customers to manage resident correspondence within the platform's core workflow, which is designed to improve record-keeping and response efficiency.
Value Added Services
AppFolio also offers Value Added Services that supplement our Subscription Services and are designed to enhance, automate, and streamline business-critical processes and workflows. Our Value Added Services generally fall into the categories of electronic payment services, tenant screening, risk mitigation, maintenance, and business optimization. We strive to provide a seamless experience for our customers that increases their efficiency without sacrificing ease of use.
We empower our customers and their industry stakeholders with a wide variety of Value Added Services, most significantly with:
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
•Tenant Screening. Our tenant screening services, delivered through our FolioScreen™ Trusted Renter product suite, include credit checks, criminal history, landlord-tenant history, income verification, employment verification, and identity verification for use in connection with the rental application process.
•Risk Mitigation. Through our FolioGuard™ offerings, we offer risk mitigation products for property managers and residents. FolioGuard Smart Ensure is a software tool that allows property managers to enforce insurance coverage requirements within their leases by tracking coverage of their units and adding uncovered units to a qualifying liability to landlord insurance policy via a licensed insurance broker. FolioGuard Renters Insurance, provided by our wholly-owned subsidiary AppFolio Insurance Services, Inc., protects the personal belongings of renters, as well as the property itself, from certain unexpected damages.
•Resident Services. AppFolio provides services intended to enhance the resident experience, leveraging modern communication software and mobile portals. The resident journey is enhanced with features, such as a personalized onboarding experience that integrates with third-party partners to facilitate the offering of resident services.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding the seasonality of our Value Added Services revenue.
Our Business and Growth Strategy
Our growth strategy is centered on delivering value to all industry stakeholders in the property management ecosystem, including, but not limited to, property managers, residents, vendors, and investors. We believe adding value to each of these industry stakeholders improves retention and expansion opportunities for existing customers and creates a differentiated product experience to attract new customers. Our strategy is anchored on the following three strategic pillars that are designed to facilitate the expansion and retention of our customer base.
Differentiate to Win
We strive to continually create differentiated product experiences that solve customer needs and create new revenue streams for AppFolio and our customers. Advanced technologies, such as Realm and its AI capabilities, including our Performers product, are designed to unlock increased productivity and efficiency gains for customers through generative messaging capabilities, customizable workflow automation, and an interactive AI-powered assistant. Our data platform and APIs extend our capabilities and enable third-party integrations through our StackTM marketplace. Continued innovation in onboarding tools, processes, and workflows are designed to remove barriers for customers to switch to AppFolio, while accelerating use and adoption of our services. Through new, innovative product features, our goal is to provide differentiated product experiences that extend value throughout the property technology ecosystem, for property managers, investors, vendors, and residents.
We continue to focus on attracting larger property management customers with complex and diversified property portfolios who derive value from managing their entire portfolio on a single platform. Ongoing innovations for investor and resident stakeholders are intended to redefine how property managers connect with these critical stakeholders and create additional value for all groups through the use of our performance-driven platform.
Deliver Performance Efficiently
As our customer base grows, we strive to provide a scalable client service experience that is accessible and easy to use. This includes utilizing AI capabilities, technology systems, and third party partners. The efforts of our customer-facing teams are focused on driving use and adoption of our services and helping customers achieve success on our platform. We expect to continue to gain leverage in our service experience through self-service and automation, as well as through our third-party solution partners that enable us to quickly expand our service offerings. Additionally, we empower our customers and their networks of stakeholders through the continued development and adoption of our Subscription Services and Value Added Services. We believe our customer-centric culture drives a focus on customer satisfaction that leads to long-term retention and, ultimately, to our long-term success.
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
Our Customers
We define customers as those contracted for a Property Manager Subscription Services Plan. As of December 31, 2025, we had 22,096 property management customers.

Customer Service
We believe our success is tied to long-term customer relationships, not a one-time sale. Our team is structured to deliver continuous service. This includes live and on-demand training, a library of resources, and personalized account management. We regularly measure our Net Promoter Score and Customer Satisfaction Score, and solicit customer feedback in a variety of ways in an effort to continue to improve and better serve our customers. We utilize a tiered engagement model to align the value we deliver with the value we capture from our customers, including add-on offerings such as tailored training and certification programs, and professional services delivered by our network of solution partners.
We have dedicated onboarding teams that work to ensure that customers are prepared to run their businesses on our platform, as well as self-service tools that reduce customers' time and rate of effort to achieve success with our products and services. As a result of our assistance with customer data migration matters, we are able to provide valuable insights into data integrity and work with our customers to help resolve issues in their underlying business processes. We also assist our customers with the configuration of our products for particular property types. We dedicate resources to guide our customers through the adoption and utilization of our Subscription Services and Value Added Services.
Sales and Marketing
We leverage a modern and scalable marketing approach along with marketing automation technology to attract and engage prospects and build brand recognition as an industry leader. We use a variety of inbound and outbound marketing techniques to promote our products and services, and we participate in industry thought leadership and education. We also host our own annual industry conference, FUTURE, where leaders, innovators, and experts come together to explore, teach, and discuss technology, tools, and trends. We encourage our existing and prospective customers to attend FUTURE to learn more about us and how our platform and services can help their businesses.
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
Technology and Operations
Our products are powered by a highly scalable computing platform and are designed with a focus on data security and availability. We take great care to keep our application framework and the rest of our software stack current to mitigate known vulnerabilities. Our computing platform and cloud infrastructure are primarily powered by third-party service providers. To help ensure that data is not lost and that customer requests can be satisfied, production assets are securely replicated and regularly backed up to an additional geographic region.
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
Research and Product Development
We rely heavily on input from our customers and prospective customers to develop products that meet their needs and anticipate developments in their businesses. We perform research and market validation efforts to guide our product roadmap. Our platform is frequently updated to provide new innovations and respond to market trends and customer needs. In addition, we believe that it is easier for our customers to adjust to frequent platform updates that incrementally change and improve their user experience than to adapt to infrequent, but more drastic, updates.
Competition
The overall market for business management solutions in the real estate industry is global, highly competitive, and continually evolving to respond to changes in technology, including AI, operational requirements, and laws and regulations. We believe our competitors primarily fall into the following categories:
•Vertical real estate business management service providers that serve companies of all sizes in our markets; and

•Horizontal business management service providers that offer broad solutions across multiple industries.
We also experience competition from numerous technology providers that focus almost exclusively on one or more point solutions in the real estate industry or in other industries.
We believe we are well positioned to compete against both vertical and horizontal competitors because of our innovative platform that can scale and extend through AppFolio Stack™ and our Value Added Services, which can meet the needs of all property management stakeholders across our growing addressable market. However, some of our competitors may have greater financial, technical and other resources, greater name recognition and larger sales and marketing budgets; therefore, we may not always compare favorably with respect to some or all of the foregoing factors. Further, the barrier to entry for competition in one or more areas we serve may be low, which could lead to competition from new entrants who solve similar problems in different ways.
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
Human Capital
We believe our people and culture are at the heart of our success. We drive our success by investing in our people, and cultivating an exceptional work destination where they want to be and stay. Our company culture, driven by the following six core values, fuels our purpose and results:
•Great people make a great company.
•Listening to customers is in our DNA.
•Innovation powers success.
•Simpler is better.
•Do the right thing; it’s good for business.

•Build trust every day.
As of December 31, 2025, we had 1,702 employees. We routinely engage temporary employees and consultants. We consider our relationships with our employees and consultants to be strong. To maintain this strong relationship and attract new talent, our human capital management efforts focus on the following initiatives:
An Inclusive Workplace. Our commitment to an inclusive workplace starts at the leadership level and cascades to our talented employees. We believe that reflecting the diversity of our customers and communities is essential to driving innovation, performance, and long-term success. We foster a culture of belonging through employee-led resource groups, open communication, and regular listening forums, where every voice is valued and contributes to shaping our workplace. At the same time, we are committed to empowering all employees to do their best work, grow their careers, and deliver results. By prioritizing performance, transparency, and engagement, we create a culture where diverse perspectives fuel better innovation and stronger outcomes.
Employee Development. We invest significant resources to develop the talent needed to remain at the forefront of innovation, making us an employer of choice. Our learning and development offerings are aligned with the needs of our business and tailored for individual growth. We conduct in-person trainings and make available on-demand programming that covers a wide range of topics from professional development to real estate industry acumen. Our quarterly engagement survey provides a platform for employees to provide anonymous feedback directly to their managers and our executives.
Societal Impact. We create a culture of impact by being a force for good for our customers, our communities, and each other. We empower employee volunteerism through our employee-led Give Back Committee and company-wide benefit of eight hours of paid volunteer time off annually. Our corporate philanthropy program, “AppFolio Gives Back”, supports housing availability, an ongoing challenge in the real estate industry, through a combination of employee fundraising, team volunteering, and a corporate matching gift program.
Environmental Stewardship. We believe in a culture of environmental stewardship and strive to create environmentally friendly workplaces. We maintain sustainability requirements that all contractors who work in our buildings or on our grounds are required to follow. Examples of these requirements include recycling of all demolished or removed materials whenever possible, installation of energy efficient HVAC units, low power LED lighting and fixtures, and native, drought resistant landscaping.
Compensation and Benefits. We maintain a culture of high performance that recognizes and rewards those who deliver meaningful results, as well as how those results were achieved. Our compensation and benefits programs support the well-being of our employees and their families enabling them to live their best lives both at work and at home. Our competitive compensation packages may include base salary, commission or annual performance-based bonuses, and stock-based compensation. We also offer a flexible paid time off policy, paid parental leave, paid sabbaticals, paid leave to care for family members, and access to fertility networks and discounts on fertility care. We review our programs periodically to ensure they remain competitive to retain, motivate, and reward current employees and attract new employees.
Health, Safety, and Wellness. We are committed to providing a safe workplace for our employees and assisting them in maintaining a healthy work-life balance. We regularly solicit feedback to assess the well-being and needs of our employees and offer resources focused on mental health and physical wellness. Our office locations are intentional spaces where we fuel connection, innovation, collaboration, and celebrate successes together. We have embraced a work model where many of our employees work out of one of our offices several days a week and others work remotely.
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
Risks Related to Our Products and Services
If we are found to be in violation of the legal requirements applicable to our products and services, our business and operating results may be adversely affected.
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
New and evolving regulatory requirements may also impact our customers and their ability or willingness to utilize our products and services. For instance, we consistently monitor regulatory activity by the Federal Trade Commission (the "FTC"), by the Consumer Financial Protection Bureau ("CFPB"), and by various state regulatory bodies applicable to tenant screening. New or uncertain regulatory requirements may impact our ability to offer or our customers' ability and willingness to utilize certain of our services, which may impact our operating results.
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
We are, and will continue to be, subject to risks arising from or related to the settlement of payment transactions, including with respect to prefunding and chargeback requests as well as human or processing errors. Users are ultimately responsible for fulfilling their obligations to fund transactions; however, in instances where there are returns or chargebacks, we attempt to collect these funds from our customers. If we are unable to collect such amounts from our customers, we bear the risk of loss for the amount of the return or chargeback. While we have not experienced material losses resulting from payment returns or chargebacks in the past, there can be no assurance that we will not experience significant losses in the future. Any increase in returns or chargebacks that we are not able to recover from our customers may adversely affect our business, financial condition and results of operations. In addition, if transactions or settlement reconciliations are not performed timely or are inaccurate due to human or processing errors, we could experience significant financial loss that could have an adverse effect on our business, financial condition, and operating results.
Our electronic payment services business also exposes us to risk in connection with theft, fraud and other malicious activity by our employees, our third-party service providers’ employees, or third-parties who improperly gain access to our systems, our customers’ systems, or our third-party providers' systems. In the event of such activity, we may incur liability to compensate our customers, our customers' stakeholders, or third-party electronic payment service providers for losses incurred. In the past, third-party bad actors have gained improper access to our systems, our customers’ systems, and our third-party providers' systems, and we experienced financial loss as a result. While we continually seek to improve the measures we take to secure our systems and payments infrastructure, it is not possible to entirely eliminate the risk of intentional wrongdoing. If third-party bad actors again gain access to any of these systems, or our employees or third-party service providers’ employees misuse our payment systems for malicious purposes, we could experience material financial loss that may adversely affect our operating results.
Changes to payment card networks or bank fees, rules, or practices could harm our business.
We do not directly access the payment card networks, such as Visa and MasterCard, that enable our acceptance of credit cards and debit cards, including some types of prepaid cards. Accordingly, we must rely on banks or other card payment processors to process transactions and pay fees for their services. From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction which accesses their networks. Our card payment processors may have the right to pass any increases in interchange fees and assessments on to us and increase their own fees for processing. Any changes in interchange fees and assessments could increase our operating costs and reduce our operating income. In the past, federal regulators have required Visa and MasterCard to reduce interchange fees. Any material change in credit or debit card interchange rates, including changes in interchange fee limitations, could significantly reduce our Value Added Services revenue and have an adverse effect on our business and operating results.
Our card payment processors require us to comply with payment card network operating rules, including special operating rules for electronic payment service providers to merchants. We have agreed to reimburse our processors for any fees or fines they are assessed by payment card networks as a result of any rule violations by us or our merchants. The payment card networks set and interpret the card operating rules. From time to time, the networks have alleged that various aspects of our business model violate these operating rules. In the past, all such allegations have been resolved favorably. If, however, such allegations are not resolved favorably in the future, they may result in material fines and penalties or require changes in our business practices that may be costly. In addition, the payment card networks could adopt new operating rules or interpret or re-interpret existing rules that we or our processors might find difficult or even impossible to follow, or costly to implement. As a result, we could lose our ability to give customers and their residents the option of using payment cards to fund their payments. If we are unable to accept payment cards or are meaningfully limited in our ability to do so, our business and operating results would be adversely affected.
We face risks in our tenant screening services business that could adversely affect our business and/or operating results.
Our tenant screening services business is subject to a number of complex laws that are subject to varying interpretations, including the FCRA, the Fair Housing Act, and related federal and state regulations. The FCRA continues to be the subject of multiple class-based litigation proceedings, as well as numerous regulatory inquiries and enforcement actions. In addition, entities such as the FTC and the CFPB have the authority to promulgate rules and regulations that may impact our customers and our business and have made various public statements that tenant screening is an area of focus for such agencies. While we believe that our tenant screening services comply with relevant laws and regulations, we have been, and may in the future be, accused of not complying with such laws and regulations, and have been, and may in the future be, found to be in violation of them. In addition, we have been, and expect in the future to be, subject to routine regulatory inquiries, enforcement actions, class-based litigation and/or indemnity demands.
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

Our potential liability in any enforcement action, class action lawsuit, or significant single plaintiff lawsuit could have a material impact on our business, especially given that certain applicable laws and regulations provide for fines or penalties on a per occurrence basis and we participate in a large number of tenant screening transactions. The existence of any such proceeding, whether meritorious or not, may adversely affect our ability to attract customers, result in the loss of existing customers, harm our reputation and cause us to incur defense costs or other expenses.
Our resident-focused offerings, such as Resident Onboarding and Resident Onboarding Lift, subject us and our customers to increased regulatory scrutiny and legal requirements.
While our primary customers are property management companies, we offer (either directly or indirectly via third-party partnerships) various resident-focused products and services that are utilized by residents, including resident concierge services and resident benefit packages. These offerings subject us to additional regulatory risks and evolving legal requirements, particularly regarding fee transparency and disclosure. Federal and state regulatory agencies, including the FTC and the CFPB, have increasingly focused on the rental housing industry, specifically regarding the clarity of fees associated with residential tenancies. If our products are deemed to lack adequate transparency or disclosure, or if the mandatory nature of certain services is found to violate consumer protection laws, we or our customers could be subject to litigation or governmental investigation.
Furthermore, regulatory requirements vary throughout the markets in which we operate, and new or updated state and local landlord-tenant laws may regulate the types of fees and services that property managers can require residents to purchase. Unfavorable administrative or judicial decisions interpreting these laws could impact our customers' ability or willingness to utilize these services, which may adversely impact our operating results. Our resident-focused concierge services also rely on third-party service providers to fulfill specific functionality, such as utility connections, internet connections, or moving services. We have significantly less control over the systems and processes of these providers, and any failure by these third parties to perform satisfactorily or to protect resident data could result in significant disruption to our operations, reputational harm, or potential liability. Because these services are ultimately utilized by residents, we may face an increased risk of class-based litigation or regulatory inquiries arising from resident disputes over service delivery, billing or alleged violations of consumer protection laws. There is no guarantee that we will not be required to adjust our business practices to accommodate future regulatory requirements, or that these offerings will not result in material financial loss.
We could face antitrust challenges, which could harm our business and operating results.
Algorithmic pricing tools in our industry have been subject to antitrust challenges in the form of criminal and civil investigations, regulatory enforcement actions, and private class actions. Although we believe our services are compliant with antitrust laws, we may face similar challenges, which regardless of merit, could cause us to incur significant expenses, distract management, damage our reputation, and result in substantial fines, damages, and/or settlement costs, all of which could adversely affect our business and operating results.
Errors, defects or other disruptions in our products, or the products of our third-party service providers upon which certain of our products are dependent, could harm our reputation, cause us to lose customers, and result in significant expenditures to correct the problem.
Our customers use our products to manage critical aspects of their businesses. Any errors, defects or other disruptions in our products, or the products of our third-party service providers upon which certain of our products are dependent, may result in loss of or damage to our customers’ data and disruption to our customers’ businesses, which could harm our reputation and subject us to potential liability. Such product problems could be caused by a variety of factors, including infrastructure changes, power or network outages, fire, flood or other natural disasters, human or software errors, viruses, security breaches, fraud or other malicious activity, spikes in customer usage or distributed denial of service attacks. In addition, we provide continuous updates to our products and these updates may contain undetected errors, defects or other disruptions when first introduced. In the past, we have discovered errors, defects, or other disruptions in our updates after they have been released, and similar problems may arise in the future. Real or perceived errors, defects, or other disruptions in our products or the products of our third-party service providers upon which certain of our products are dependent, could result in negative publicity, reputational harm, loss of customers, delay in market acceptance of our products and services, loss of competitive position, withholding or delay of payment to us, claims by customers for losses sustained by them and potential litigation or regulatory action. In any such event, we may be required to expend additional resources to correct the problem or we may choose to expend additional resources to take corrective action even when not required. The costs incurred in correcting any material errors, defects or other disruptions could be substantial. In addition, we may not carry insurance sufficient to offset any losses that may result from claims arising from such errors, defects or other disruptions.

If we are unable to deliver effective customer service, it could harm our relationships with our existing customers and adversely affect our ability to attract new customers and our operating results.
Our business depends, in part, on our ability to satisfy our customers by providing a consistently high level of onboarding services and ongoing customer service. Once our services are deployed, our customers depend on our customer service organization to resolve technical issues relating to their use of the services. Increased demand for our support services may increase our costs without corresponding revenue, which could adversely affect our operating results. Further, our sales process is highly dependent on the ease of use of our products and services, our reputation and positive recommendations from our existing customers. Any failure to maintain high-quality and responsive customer service, or a market perception that we do not maintain high-quality and responsive customer service, could harm our reputation, cause us to lose customers and adversely impact our ability to sell our products and services to prospective customers.
If our property management customers stop requiring insurance coverage for their units, our operating results could be harmed.
Some of our property management customers require their renters to maintain certain insurance coverage requirements. Through wholly owned and licensed subsidiaries, we make renters insurance policies available to these renters and, if our customers so elect, add uncovered units to a qualifying liability to landlord insurance policy via a licensed insurance broker. If our property management customers stop requiring renters to maintain insurance coverage because of regulatory or competitive pressures, demand for our insurance-related risk mitigation products may decline and our revenues and operating results could be adversely affected.
If we fail to maintain relationships with third-party service providers that enable certain functionality within our products and services or provide our customers with specialized technology and services, our business and operating results may be harmed.
Certain functionality of our services is provided, supported or enhanced by third-party service providers, including without limitation functions related to CRM, cloud computing, texting, emailing, electronic payments, tenant screening, and insurance related offerings. Our customers are also able to integrate specialized, third-party technology and services through AppFolio Stack™. If our third-party service providers cease providing their products or making them available through AppFolio Stack™, our products and services and the demand for them could be adversely impacted and our business and operating results could be harmed. In addition, our competitors may be more successful than us in building cost-effective relationships with third parties that enhance their products and services, allow them to provide more competitive pricing, or offer other benefits to their customers. Acquisitions of our third-party service providers by our competitors or others could result in a decrease in the number of current and potential strategic partners willing to establish or maintain relationships with us, and could increase the price at which products or services are available to us. If we are unsuccessful in establishing or maintaining our relationships with third-party service providers, our ability to compete in the marketplace or to grow our customer base and revenue could be impaired, which could negatively impact our operating results.
The development and incorporation of AI in our services may result in reputational harm or liability, which could adversely affect our business and operating results.
We employ machine learning and AI technologies, including generative and agentic AI, in our product and service offerings. Research into, and continued development of, such technologies remains ongoing. As AI represents a rapidly evolving field, it inherently carries a spectrum of risks typical of emerging technologies. We anticipate the enactment of new laws and regulations pertaining to AI use, potentially placing us under increased regulatory oversight, escalating litigation risks, and augmenting our existing obligations regarding confidentiality and privacy. Such developments could negatively impact our business operations. Moreover, AI technologies introduce heightened cybersecurity risks and ethical considerations, potentially affecting our reputation and operational performance. Threat actors are increasingly using AI to develop sophisticated cyberattacks, including deepfakes and social engineering. Should we introduce products or services that generate content that is misleading, inaccurate, biased, harmful or controversial due to perceived or actual societal impact, we may face potential harm to our brand and reputation, competitive disadvantages, and legal liabilities. AI algorithms and training methodologies may be flawed, ineffective or inadequate. AI development or deployment practices by us or others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals or society. Further, the legal landscape regarding intellectual property rights in AI technologies remains unsettled in the United States, both in legislation and judicial precedent. Consequently, our use of AI technologies and features might lead to allegations of infringement or misappropriation of third-party intellectual property rights. This risk is intensified by the current trend of entities swiftly seeking patents and other intellectual property protections in AI to gain a competitive edge. Additionally, generative and agentic AI has the capacity to yield inaccurate or misleading results, promote discriminatory outcomes, or perpetuate unintended biases, which risks are exacerbated by the speed and scale of adoption and utilization of AI across our customer base. Despite our efforts to implement measures and develop our AI tools in a manner that enhances accuracy, security and fairness, these issues may arise due to the direct interaction of users with generative and agentic AI models and the inherent unpredictability and power of these technologies. Litigation or government regulation related to the use of AI may also adversely impact our ability to develop and offer AI-based products, as well as increase the cost and complexity of doing so. Failure to properly remediate AI use or ethical issues may undermine public confidence in AI. Such outcomes could result in reputational damage and adverse effects on our operational results.
If we are unable to ensure that our products and services keep pace with other technology, we may become less competitive and our operating results may be harmed.
To remain competitive, we must continue to develop new product offerings, applications, features, and enhancements to our products. Maintaining adequate resources to meet the demands of our customers and the market is essential. If we are unable to develop our products and services, including through the development of emerging technologies, such as AI, we may miss market opportunities and our products may become less attractive to users. Our competitors may have or expend a greater amount of resources on improvement of technology, and our failure to maintain adequate development programs or compete effectively could adversely affect our business.
If we are unable to ensure that our products and services interoperate with other technology, we may become less competitive and our operating results may be harmed.
We depend on the interoperability of our platform with web browsers, and in the case of our mobile applications, operating systems that we do not control. Any changes in such web browsers or systems that degrade the functionality of our products and services or give preferential treatment to competitive services could adversely affect the adoption and use of our offerings. In addition, to deliver high quality products and services, we will need to continuously enhance and modify our functionality to keep pace with technical, contractual, and other changes in Internet-related hardware, mobile operating systems such as iOS and Android, browsers, communication, network and database technologies. We may not be successful in developing enhancements and modifications that operate effectively with these devices, operating systems, web browsers or other technologies or in bringing them to market in a timely manner. Furthermore, uncertainties regarding the timing or nature of new network platforms or technologies, and modifications to existing platforms or technologies, could increase our research and product development expenses. In the event that it is difficult for our customers to access and use our products and services, our offerings may become less competitive, and our operating results could be adversely affected.
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
Our business involves the storage, processing and transmission of sensitive and proprietary data and personal information collected by or on behalf of our customers, the personal information of our employees, customers, and prospective customers and our proprietary financial, operational and strategic information. Cyber attacks, malicious internet-based activity, online and offline fraud, and other similar activities may threaten the confidentiality, integrity, and availability of our information technology systems, or those of the third parties upon which we rely, along with the proprietary, confidential, and sensitive data stored in or processed by such systems. As our business grows, the number of individuals using our products, as well as the amount of information we collect, store, process, and transmit is increasing, and our brands are becoming more widely recognized, which makes us a greater target for malicious activity. We have incurred, and expect to continue to incur, significant expenses in connection with our efforts to keep our systems, products and networks protected and up to date. However, there can be no assurance that the security measures we employ will prevent malicious or unauthorized access to our systems or information. Furthermore, no security program can entirely eliminate the risk of human error, such as an employee's or contractor’s failure to follow one or more security protocols, which has previously occurred and we expect will occur again despite our efforts to train our employees and contractors on cybersecurity issues and enforce our security protocols. Additionally, with many of our employees continuing to work remotely, we face an increased risk of attempted security breaches and incidents. Therefore, despite our significant efforts to keep our systems, products and networks protected and up to date, we may be unable to anticipate new modes for cyber attacks, detect security incidents or react to them in a timely manner, or implement adequate preventive measures, any of which may expose us to a risk of loss, harm to our reputation, litigation, fines, penalties, and potential liability.
Computer malware, ransomware, viruses, social engineering (deepfakes, phishing, smishing and vishing attacks), denial of service or other attacks, employee theft or misuse, and increasingly sophisticated network attacks have become more prevalent in our industry, particularly against cloud service providers. The sophistication of these malicious attacks has also increased, and it appears that cyber crimes and cyber criminal networks, some of which may be state-supported, have substantial resources and may target U.S. enterprises or our customers and their use of our products. Furthermore, the risk of state-supported and geopolitical-related cyber attacks may increase in connection with ongoing global geopolitical tensions. In the past, we have had to take corrective action against cyber attackers to protect our cloud environment. If our security measures are, or are believed to have been breached or otherwise to have failed as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability.
In addition, some of our third-party service providers also collect, store, process, and transmit our sensitive information and our customers’ data on our behalf. These service providers have experienced cybersecurity incidents in the past involving such information and data, and we expect they will continue to be subject to threats of cyber attacks and other malicious internet-based activities in the future. Our contracts with these third parties may not provide us with adequate remedies in the event of such an incident, which could also expose us to risk of loss, litigation, fines, penalties, and potential liability as well as reputational damage.
If our security measures, or the security measures of our third-party service providers, are breached as a result of wrongdoing or malicious activity on the part of our employees, our third-party service providers' employees, our customers’ employees, or any third party, or as a result of any human error or neglect, product defect or otherwise, and this results in the loss, theft, misuse, unauthorized disclosure, or unauthorized access to personal data or other sensitive information, we could incur liability to our customers, employees, and to individuals or organizations whose information was being stored by us or our customers, as well as be subject to fines, penalties, or actions from payment processing networks or by governmental bodies. If we experience a widespread security breach, our insurance coverage may not offset liabilities actually incurred and insurance may not continue to be available to us on reasonable terms, or at all. In addition, security breaches could result in reputational damage, adversely affect our ability to attract new customers and cause existing customers to reduce or discontinue the use of our products and services. Furthermore, the perception by our current or potential customers that our products could be vulnerable to exploitation or that our security measures are inadequate, even in the absence of a particular problem or threat, could reduce market acceptance of our products and services and cause us to lose customers.
Privacy laws and regulations could impose additional costs and reduce demand for our services.
We collect, store, process, and transmit personal information relating to our employees, customers, prospective customers, and other individuals. Our customers use our platform to store and transmit a significant amount of personal information relating to their customers, vendors, employees and other industry participants. Federal and state government bodies and agencies have adopted, and are increasingly adopting, laws and regulations regarding the collection, storage, use, processing, security and transmission of personal information. For example, the California Consumer Privacy Act ("CCPA") requires certain privacy related disclosures and provides California consumers rights with respect to their personal information, including the right to request deletion of their personal information, receive the personal information on record for them, know what categories of personal information generally are maintained about them, and opt-out of certain sales and sharing of personal information for certain advertising purposes. The CCPA also granted a new state agency, the California Privacy Protection Agency, powers to adopt and enforce regulations interpreting the CCPA. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation.
In addition to California, we are currently subject to comprehensive privacy laws across multiple states, and in 2026, will be subject to new comprehensive privacy laws in Indiana, Kentucky, and Rhode Island. These new and existing privacy laws and regulations impose increasingly complex operational requirements and will likely increase the cost of compliance to support the delivery our services. We have incurred, and may in the future incur, substantial costs and expenses related to an increased exposure to regulatory enforcement and/or litigation. Despite our efforts, we cannot guarantee that we will be able to maintain full compliance with constantly evolving, and sometimes conflicting, data privacy laws in the jurisdictions in which we operate. If our privacy or data security measures fail to comply with current or future laws and regulations, we may be subject to claims, legal proceedings or other actions by individuals or governmental authorities based on privacy or data protection regulations and our privacy commitments to customers or others.

Privacy advocates and industry groups may also propose various self-regulatory standards that may legally or contractually apply to our business. As new laws, regulations and industry standards take effect and we offer new services, we will need to understand and comply with various new requirements, which may impede our plans for growth or result in significant additional costs. These laws, regulations and industry standards have had, and will likely continue to have, negative effects on our business, including by increasing our costs and operating expenses, and/or delaying or impeding our deployment of new or existing core functionality or Value Added Services. Failure to comply with these laws, regulations and industry standards could result in negative publicity, subject us to fines or penalties, expose us to litigation, or result in demands that we modify or cease existing business practices. Furthermore, privacy concerns may cause residents, vendors, employees and other industry participants to resist providing the personal information necessary to allow our customers to use our applications effectively, which could reduce overall demand for our services. Any of these outcomes could adversely affect our business and operating results.
Risks Related to Attracting and Retaining Talent
We depend on highly skilled personnel and, if we are unable to retain or hire additional qualified personnel or if we lose key members of our management team, we may not be able to achieve our strategic objectives and our business may be harmed.
Our success and future growth depend, in part, upon the continued services of our executive officers and other key employees. To execute our growth plan and achieve our strategic objectives, we must continue to retain and hire highly qualified and motivated personnel across our organization. In particular, to continue to enhance our products and services, add new and innovative core functionality and/or Value Added Services, as well as develop new products, it will be critical for us to maintain and, over time, grow the current skill set and abilities of our research and product development organization. Further, for us to achieve broader market acceptance of our products and services, grow our customer base, and pursue new markets consistent with our strategic plan, we will need to maintain and, over time, grow the current skill set and abilities of all of our employees, including but not limited to those in our research and product development, sales, marketing, and customer service and support organizations. Competition for personnel is intense within our industry and there continues to be upward pressure on the compensation paid, particularly with respect to personnel with backgrounds in AI and cybersecurity. Retaining, identifying, recruiting, and training qualified personnel is difficult and requires a significant investment of time and resources.
Many of the companies with which we compete for personnel have greater name recognition and financial resources and may also employ a different compensation philosophy. As a result, we may experience greater challenges retaining and hiring skilled personnel than our competitors. In addition, existing and prospective employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, we are unable to offer equity awards in competitive amounts, or the price of our Class A common stock experiences volatility, this may adversely affect our ability to retain and recruit highly skilled employees. If we are unable to retain and attract the personnel necessary to execute our growth plan, we may be unable to achieve our strategic objectives and our operating results may suffer. In addition, from time-to-time there may be changes in our management team that may be disruptive to our business.
Our corporate culture has contributed to our success and, if we cannot continue to preserve this culture, we could lose the passion, creativity, teamwork, focus and innovation fostered by our culture.
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
We expect that our real estate industry customers will continue to account for a significant portion, or all, of our revenues for the foreseeable future. Demand for our products and services could be affected by factors that are unique to and adversely affect the real estate industry and our customers within it. If the real estate industry declines, our customers may decide not to renew their subscriptions or they may cease using our Value Added Services to reduce costs to remain competitive. Higher interest rates may make it difficult or impossible for our customers to obtain financing and increase their cost of capital, which could negatively impact the demand for our products and services, increase customer attrition, and impact our operating results. In addition, we could lose real estate customers as a result of acquisitions or consolidations, bankruptcies or other financial difficulties facing our real estate customers, new or enhanced legal or regulatory regimes that negatively impact the real estate industry, or conditions or trends specific to the real estate industry, such as the economic factors that impact the rental market and rental occupancy rates.
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
Maintaining and enhancing our brands is critical to achieving widespread awareness and acceptance of our products and services as well as maintaining and expanding our customer base, which is a key component of our strategy. We expect the importance of brand recognition will increase as competition for our products and services increases. If we do not continue to build awareness of our brands, we will be at a competitive disadvantage compared to companies whose brands are, or become, more recognizable than ours. Maintaining and enhancing our brands requires us to make substantial investments, and these investments may not result in commensurate increases in our revenue. In addition, new and existing technologies, industry trends, and laws that restrict online advertising or that affect our ability to customize and target advertising may require us to significantly increase our marketing costs to generate and capture demand and maintain our brand awareness, level of sales, and operating results. Moreover, our efforts to maintain and enhance our brands could be impacted by negative publicity or reputational harm from adverse events, such as lawsuits, customer or third-party-service provider disputes, or cybersecurity incidents. If we fail to successfully maintain and enhance our brands, or if we make investments that are not offset by increased revenue, our operating results could be adversely affected.
If we fail to manage our growth effectively, our costs and operating expenses may increase without corresponding increases in revenue, which would adversely affect our operating results.
We have experienced, and anticipate that we will continue to experience, significant growth in the size, complexity, and diversity of our business. This growth has placed, and we expect that it will continue to place, a significant strain on our administrative, operational, financial and accounting resources. Our future success depends, in part, on our ability to manage this growth effectively. For example, to grow our customer base and facilitate the continuous launch and refinement of our products and services, we invest significantly in our sales, marketing, research and product development organizations, as well as software and systems to support the efficient operation of such organizations. There is no guarantee that these or similar investments to support our growth will be successful. If we are unable to manage our growth successfully and efficiently, it could result in increased costs and operating expenses without corresponding increases in revenue, which would adversely affect our operating results.
If we do not accurately predict and respond promptly to rapidly evolving technological developments and customer needs, the demand for our products and our business and operating results may be harmed.
Customer demands are constantly changing in response to new technology and other market factors. To compete effectively, we must identify and innovate in the right technologies, accurately predict our customers’ evolving needs, and continually improve our own technology platform. If we fail to execute against any of the foregoing, our business, financial condition and operating results may be harmed. In addition, the widespread adoption of quickly evolving disruptive technology products, such as generative and agentic AI, may significantly impact the real estate industry, even if such products are not specifically designed to apply directly to the real estate industry. While we have introduced new generative and agentic AI products and are focused on enhancing the AI capabilities of our products and services and incorporating AI across existing products and services, there can be no assurance that our new or enhanced products and AI innovations will be successful, adopted or monetizable, or that we will innovate effectively to keep pace with the rapid evolution of AI across our offerings. The adoption of such new technologies could significantly reduce the number or demand of our customers, thereby reducing our revenue, which could adversely impact our business, financial condition and operating results.
We participate in an intensely competitive market and our business could be harmed if we do not compete effectively.
The market for cloud-based business management solutions has relatively low barriers to entry and is global, highly competitive and continually evolving in response to a number of factors, including changes in technology, operational requirements, and laws and regulations. We compete with both other real estate industry cloud-based solution providers and providers of broad cloud-based solutions across multiple industries. We also face competition from numerous cloud-based solution providers that focus almost exclusively on one or more point solutions. Our competitors include established vendors, as well as newer entrants in the market. Our established competitors may have greater name recognition, longer operating histories, and significantly greater resources, which may allow them to respond more quickly and effectively to new or changing opportunities or challenges, technologies, operational requirements and industry standards. Our competitors who are new entrants to the market, and generally smaller, may have more nimble operations due to having fewer products and less overhead and may be willing to take legal and operational risks, which may allow them to launch products and meet customer demand more quickly and efficiently. Regardless of size, our current and potential competitors may develop, market and sell new technologies with comparable functionality to our products and services, which could cause us to lose customers, slow the rate of growth of new customers and/or cause us to decrease our prices to remain competitive. If we are unable to differentiate ourselves from our competitors and drive value for our customers or otherwise compete effectively against any of these competitive threats, our business, financial condition and results of operations could be harmed.
Further, we expect to face more competition as AI continues to advance and be integrated into the markets in which we compete. Our competitors or other third parties may incorporate AI into their offerings more successfully and efficiently, and achieve greater and faster adoption, which could impair our ability to compete effectively and adversely affect our business and financial results. Other companies may obtain proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our AI offerings.
In addition, we have introduced, and expect to continue to introduce, variations to our pricing model that are intended to provide broader usage and better align the cost of our services to the value they provide our customers. Although we believe that these pricing changes will increase customer adoption and revenue, it is possible that they will not and may make our services less appealing, cause adoption friction, or that we could experience competitive pressure to adjust our pricing, which could negatively impact our business, revenue, and operating results.
If we are unable to successfully expand sales of our products and services to new markets, our business, financial condition, and operating results may suffer.
Our growth strategy requires expanding sales of our products and services to new markets within the real estate space. These new markets include larger and mixed-use customers. Acceptance of our current and future products and services in new markets will depend on numerous factors, including our ability to provide more sophisticated functionality and features, the pricing of our products and services relative to competitors, perceptions about the security, privacy and availability of our offerings relative to competitive products and services, and the time-to-market of updates and enhancements to our offerings. There is no guarantee we will be successful in achieving all or any of the foregoing. Additionally, sales to new markets will involve risks that are not present, or are present to a lesser extent, in sales to the markets we currently serve. Such risks may include new regulatory regimes, longer sale cycles, increased chance of litigation with customers, increased risk and impact of reputational harm, and increased competition. We may not be able to sufficiently mitigate such risks, which would impact our ability to successfully expand our business. If we are unable to successfully expand sales of our products and services to new markets, our revenue may increase at a slower rate than we expect and may even decline, which could adversely affect our business, financial condition and operating results.

Our business depends substantially on existing customers renewing their subscriptions with us and expanding their use of our Value Added Services, and a decline in either could adversely affect our operating results.
For us to maintain or increase our revenue and improve our operating results, it is important that our existing customers continue to use our Subscription Services, as well as continue to use and increase their adoption and utilization of our Value Added Services. Our customers may not renew their subscriptions with us, continue to expand their adoption and utilization of our Value Added Services, or use our Value Added Services at all for a variety of reasons, including macroeconomic pressures on the real estate market, competitive displacement, customer satisfaction or service, or reputational harm. If our existing customers do not renew their subscriptions and increase their adoption and utilization of our existing or newly developed Value Added Services, our revenue may increase at a slower rate than we expect and may even decline, which could adversely affect our financial condition and operating results. A reduction in the number of our existing customers, even if offset by an increase in new customers, could reduce our revenue and operating margins.
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
We have acquired, and may in the future acquire, other companies (such as our acquisition of Move EZ, Inc. in 2024) or technologies to complement or expand our products and services, optimize our technical capabilities, enhance our ability to compete, or otherwise advance our strategic objectives. We have limited experience and success in acquiring other businesses and we may not be able to effectively integrate acquired assets, technologies, personnel and operations or achieve the anticipated synergies or other benefits from the acquisition due to the inherent risks associated with acquisitions. If an acquisition fails to meet our expectations in terms of its contribution to our overall business strategy or results of operations, or if the costs of acquiring or integrating the acquired business exceed our estimates, our business, results of operations, strategic objectives, and financial condition may suffer. An acquisition may also divert the attention of management and disrupt our ongoing business operations.
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
Our strategic investments consist of non-marketable equity investments in privately-held companies in which we do not have a controlling interest or significant influence. We make these investments to further our strategic objectives and support key business initiatives. However, these investments are inherently risky, and there can be no assurance that we will achieve the anticipated benefits of these investments or realize a return on them, or be able to dispose of them on favorable terms or at all. Consequently, we could lose all or part of our invested capital.
We record these strategic investments as long-term investments in our Consolidated Balance Sheets. We have elected to apply the measurement alternative for equity investments in privately-held companies that do not have readily determinable fair values, measuring them at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. An impairment loss is recorded when an event or circumstance indicates a decline in value has occurred.
In determining the estimated fair value of these strategic investments, we use the most recent and available data. Valuations of privately held securities are inherently complex due to the lack of readily available market data and require the use of judgment. The determination of whether an orderly transaction is for an identical or similar investment requires use of significant judgment. In our evaluation, we consider factors such as differences in the rights and preferences of the investments and the extent to which those differences would affect the fair values of those investments. Our impairment analysis encompasses an assessment of both qualitative and quantitative factors, including the investee’s financial metrics, market acceptance of the investee’s product or technology, general market conditions and liquidity considerations. We record all fair value adjustments of these strategic investments through our Consolidated Statement of Operations. As a result, we may experience additional volatility to our statement of operations due to the valuation and timing of observable price changes or impairments of our strategic investments.
Changes in the fair value of these strategic investments or partial or complete loss of our invested capital could be material to our financial statements and negatively impact our business, financial condition and results of operations.
Risks Related to Intellectual Property Matters
Failure to protect our intellectual property rights, including our code, proprietary technology and brands, could impair our competitive position and harm our business.
We currently rely on patent, trademark, copyright and trade secret laws, trade secret protection, and confidentiality, invention assignment, license and other agreements with our employees, customers, third-party service providers and others to protect our intellectual property rights, which are important to our future success. In addition, we utilize third-party platforms to host our code for version control and collaboration and rely on the security features made available by such platforms to prevent unauthorized access to our code. Our success and ability to compete depend, in part, on our ability to continue to protect our intellectual property, including our code, proprietary technology and brands. Despite our efforts, protecting our intellectual property rights and preventing infringement and unauthorized use of our intellectual property are inherently uncertain. If we are unable to adequately protect our intellectual property rights or the security controls made available by our code hosting partners are compromised and our code is improperly accessed, which has previously occurred and could occur again in the future, our competitors could use the intellectual property we have developed to enhance their own products and services, which could harm our business. In addition, third parties may independently develop technologies or products that compete with ours, and we may be unable to prevent such competition. We cannot be certain that our means of protecting our intellectual property rights will be adequate or that our competitors will not independently develop similar technologies or products. To monitor and protect our intellectual property rights, we may be required to expend significant resources. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management, and result in the impairment or loss of portions of our intellectual property or require us to pay costly royalties. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our business, financial condition and operating results.
We may be sued by third parties for alleged infringement of their intellectual property rights, which could cause us to incur significant expenses and require us to pay substantial damages.
Our success depends, in part, on us refraining from infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may legally own or claim to own intellectual property relating to our technology or products and services, including without limitation technology we develop and build internally and/or acquire. From time to time, our competitors or other third parties may claim that we are infringing upon their intellectual property rights. Any claims or litigation, regardless of merit, could cause us to incur significant expenses, distract management, and, if successfully asserted against us, could require that we pay substantial damages, settlement costs or ongoing royalty payments, require that we comply with unfavorable license and other terms, or prevent us from offering our products and services in their current form, including due to the unavailability of commercially reasonable licensing terms.
Our products and services contain open source and third-party software, which may pose risks to our proprietary source code and/or introduce security vulnerabilities, and could have an adverse impact on our business and operating results.
We use, and expect to continue to use, open source software in our products and services. The terms of many open source licenses to which we are subject have not been interpreted by United States or foreign courts, and there is a risk that these open source licenses could be construed in a manner that imposes unanticipated conditions, restrictions or costs on our ability to provide or distribute our products and services. Additionally, we may from time to time face claims from third parties alleging ownership of, or demanding release of, the open source software or of derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license in a manner that would harm our business or competitive position. These claims could result in litigation, which could be costly for us to defend, and require us to make our source code freely available, purchase a costly license or cease offering the implicated functionality unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and product development resources, and we may not be able to complete it successfully or in a timely manner. Use of certain open source software can also lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. We also use, and expect to continue to use, third-party commercial software in our products and services. Third-party commercial software and open source software are developed outside of our direct control and may introduce security vulnerabilities that may be difficult to anticipate or mitigate. Further, there is no guarantee that third-party software developers or open source software providers will continue to maintain and update their software that we use. Should development of in-use third-party software or open source software cease, significant engineering effort may be required to create an in-house solution. These risks could be difficult to eliminate or manage and have an adverse impact on our business and operating results.
Risks Related to Our Financial Results
As our business grows, we expect our revenue growth rate to decline over the long term.
You should not rely on our prior revenue growth as an indication of our future revenue growth. While we have experienced significant revenue growth in prior periods, we expect our revenue growth rate to decline over the long term due to increasing competition, a decrease in the growth rate of our overall market, the maturation of our business, and other reasons.
We expect to make substantial investments across our organization to grow our business, which may impact profitability.
To implement our business and growth strategy, we have made and will continue to make substantial investments across our organization and, as a result, our expenses may increase significantly impacting profitability. For example, we intend to continue to make substantial investments in, among other things: our research and product development organization to both enhance the ease of use and functionality of and develop new products and services; our sales and marketing organization, including expansion of our sales and marketing programs, to increase the size of our customer base and increase adoption and utilization of new and existing Value Added Services by our new and existing customers; and maintaining and expanding our technology infrastructure and operational support to promote the security and availability of our products and services. Even if we are successful in growing our customer base and increasing revenue from new and existing customers, we may not be able to generate additional revenue in an amount that is sufficient to keep pace with our expenses.
Our quarterly results may fluctuate significantly and period-to-period comparisons of our results may not be meaningful.
Our quarterly results, including the levels of our revenue, costs, operating expenses, and operating margins, may fluctuate significantly in the future, and period-to-period comparisons of our results may not be meaningful. The other risks discussed in this "Risk Factors" section may contribute to the variability of our quarterly results. Additionally, we typically experience seasonality in our Value Added Services revenue due to seasonally higher leasing activities in the second quarter, which results in a sequential increase in revenue in the first, second, and third quarters and a sequential decline in revenue in the fourth quarter. Accordingly, the results of any one quarter should not be relied upon as an indication of our future performance. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional details regarding the seasonality of our revenue.
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
Risks Related to Indebtedness
Our revolving Credit Facility contains covenants which may limit our operational flexibility and otherwise adversely affect our financial condition and/or results of operations, and provides the lender with a first-priority security interest in substantially all of our and our subsidiary guarantors’ personal property.
On September 30, 2025, we entered into a credit agreement, by and among AppFolio, Inc., certain of our subsidiaries as guarantors, the lender(s) party thereto, and PNC Bank, National Association, in its capacity as Administrative Agent, Swingline Loan Lender and Issuing Lender (the "Credit Facility") which provides for a $150 million senior secured revolving credit facility, including sublimits of $25 million for letters of credit and $25 million for swingline loans.
The Credit Facility contains a number of covenants that restrict our and our subsidiaries’ ability to, among other things, incur indebtedness and liens, make investments, pay dividends or distributions or repurchase equity interests, merge, consolidate or otherwise dispose of assets, enter into transactions with affiliates, and prepay, redeem, purchase, or otherwise retire junior indebtedness, all subject to certain exceptions. We are also required to maintain a Consolidated Net Leverage Ratio (as defined in the Credit Facility) not greater than a specified level. These covenants could limit our operational flexibility and ability to exploit business opportunities.
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
Risks Related to Our Common Stock
The market price of our Class A common stock may be volatile or decline regardless of our operating performance, which could result in substantial losses for our stockholders.
The market price of our Class A common stock has been, and may continue to be volatile. Fluctuations in the price of our Class A common stock could cause our stockholders to lose all or part of their investments. The market price of our Class A common stock could be subject to fluctuations in response to many of the risks discussed in the "Risk Factors" section in this Annual Report and other factors beyond our control, including without limitation:
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
•actual or perceived privacy or data security breaches or other similar incidents;
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
The dual class structure of our common stock concentrates voting control with a limited number of stockholders, including certain of our directors and principal stockholders, effectively limiting other stockholders' ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of December 31, 2025, the holders of the outstanding shares of our Class B common stock, including certain of our directors and principal stockholders, collectively held approximately 83% of the combined voting power of our outstanding capital stock. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our outstanding capital stock and therefore control the election of a majority of our directors and thereby have the power to control our affairs and policies, including the appointment of management and strategic decisions, as well as matters that are submitted to a vote by the holders of our common stock. The interests of the holders of our Class B common stock may be inconsistent with or adverse to those of the holders of our Class A common stock. This concentrated control may also have the effect of delaying, deterring or preventing a change-in-control transaction, depriving our stockholders of an opportunity to receive a premium for their capital stock or negatively affecting the market price of our Class A common stock. In addition, transfers by holders of our Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions. The conversion of our Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of the holders of our Class B common stock who retain their shares over the long term.
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
We have never declared or paid, and we do not anticipate declaring or paying, any cash dividends to holders of our Class A common stock in the foreseeable future. Consequently, investors may need to rely on sales of our Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
Anti-takeover provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
Our Amended and Restated Certificate of Incorporation (our "Certificate") and our Amended and Restated Bylaws (our "Bylaws") contain provisions that could have the effect of rendering more difficult hostile takeovers, change-in-control transactions or changes in our Board of Directors or management. Among other things, these provisions authorize the issuance of preferred stock with powers, preferences and rights that may be senior to our common stock, provide for a staggered three-class Board of Directors, prohibit our stockholders from filling vacancies on our Board of Directors or calling special stockholder meetings, require the affirmative vote of (1) at least 66 2/3% of the combined voting power of our outstanding capital stock to approve certain amendments to our Certificate, (2) at least 80% of the combined voting power of our outstanding capital stock to approve amendments by our stockholders to our Bylaws, and (3) at least a majority of the outstanding shares of our Class B common stock voting as a separate class prior to consummating a change-in-control transaction. As a Delaware corporation, we are also subject to the provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which may delay, deter or prevent a change-in-control transaction. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock. Any provision of Delaware law, our Certificate or our Bylaws that has the effect of rendering more difficult, delaying, deterring or preventing a change-in-control transaction could limit the opportunity for our stockholders to receive a premium for their shares and affect the price that some investors are willing to pay for our Class A common stock.
Share repurchases could increase the volatility of the trading price of our Class A common stock and diminish our cash reserves, and we cannot guarantee that our share repurchase program will enhance long-term stockholder value.
On April 23, 2025, our Board of Directors authorized the repurchase of up to $300.0 million of our Class A common stock from time to time in open market purchases or privately negotiated transactions (the "2025 Stock Repurchase Program"). The 2025 Stock Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares, has no expiration date, and can be modified, terminated or suspended at any time. Repurchases of shares of our Class A common stock could affect the trading price of our Class A common stock and could increase volatility of securities. Similarly, the future announcement of the modification, termination, or suspension of the 2025 Stock Repurchase Program, or our decision not to utilize the full authorized repurchase amount under the 2025 Stock Repurchase Program, could result in a decrease in the trading price of our Class A common stock. In addition, the 2025 Stock Repurchase Program could have the impact of reducing our cash reserves, which may impact our ability to finance our growth, fund working capital, strategic acquisitions or business opportunities, and other general corporate purposes and execute our strategic plan. Although the 2025 Stock Repurchase Program is intended to enhance long-term stockholder value, there can be no assurance that it will do so because the trading price of our Class A common stock may decline below the levels at which we repurchased our shares and short-term stock price fluctuations could reduce the effectiveness of the 2025 Stock Repurchase Program.
Risks Related to Macroeconomic Conditions
Global and regional economic conditions could harm our business.
Adverse global and regional economic conditions, including, but not limited to, recessionary or inflationary pressures, tightening in the credit markets, extreme volatility or distress in the financial markets, supply chain issues, fluctuations in rental occupancy rates, reduced consumer confidence or economic activity, government fiscal and tax policies, geopolitical events, and other negative financial news or macroeconomic developments could have an adverse impact on the demand for our products and services or cause us to experience increased costs that could negatively affect our operating results.

Laws and regulations are continuously evolving and unfavorable changes could adversely affect our operating results, subject us to litigation or governmental investigation, or otherwise harm our business.
In addition to laws and regulations directly applicable to our products and services, we are subject to general business laws and regulations. Unfavorable laws, regulations and administrative or judicial decisions interpreting or applying laws and regulations applicable to our business could subject us to litigation or governmental investigation and increase our cost of doing business, any of which may adversely affect our operating results. In addition, the application of federal, state and local tax laws to services provided electronically is continuously evolving. New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted or amended at any time (possibly with retroactive effect), and be applied solely or disproportionately to services provided over the Internet. These enactments or amendments could adversely affect our sales activity due to the inherent cost increase such taxes would represent and ultimately result in a negative impact on our operating results. Existing tax laws, statutes, rules, regulations or ordinances could also be interpreted, modified or applied adversely to us (possibly with retroactive effect), which could require us or our customers to pay additional tax amounts, as well as require us or our customers to pay fines or penalties, as well as interest on past amounts. If we are unsuccessful in collecting such taxes due from our customers, we could be held liable for such costs, thereby adversely impacting our operating results.
Audits and reviews by tax authorities may prove costly and a distraction to management.
Our tax filings are subject to reviews and audits in various jurisdictions and the positions or assumptions we take may be challenged. Although we believe our tax positions are reasonable, it is possible that tax authorities may disagree with certain positions we have taken and an adverse outcome of such a review or audit could result in additional tax, interest and penalties, which could have a negative effect on our financial condition and operating results. In addition, defending our tax positions may be costly and a distraction to management, which may affect our operating results.
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
ITEM 1B.     UNRESOLVED STAFF COMMENTS
    None.
ITEM 1C. CYBERSECURITY
Cybersecurity and Risk Management Strategy
Our business involves the collection, storage, processing and transmission of a significant amount of confidential and sensitive information. As a result, we take the confidentiality, integrity, and availability of such information seriously and invest significant time, effort, and resources into protecting such information. Our cybersecurity risk management strategy is designed with the foregoing principles in mind and prioritizes detecting and responding to threats and effective management of security risks.
To implement our cybersecurity risk management strategy, we maintain comprehensive processes and safeguards to secure the data we hold and to assess, identify and manage material risks from cybersecurity threats, including:
•encrypting sensitive data;
•utilizing a robust 24/7/365 security monitoring system;
•regularly assessing product features for security vulnerabilities;
•periodically conducting both internal and third-party penetration tests; and

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
We engage independent third parties to audit our adherence to our cybersecurity policies and conduct infrastructure and application security assessments and penetration testing. These third parties help us assess our internal preparedness, adherence to best practices and industry standards, and compliance with applicable laws and regulations as well as help us to identify areas for continued focus and improvement. We also conduct annual information security awareness training for all employees. In addition, we carry insurance that provides certain, limited protection against potential losses arising from a cybersecurity incident.
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
Notwithstanding the foregoing efforts, there can be no assurance that our cybersecurity risk management program will entirely eliminate all risks from cybersecurity threats or incidents. Like many other businesses, we have experienced cybersecurity threats and incidents in the past, and expect to continue to experience cybersecurity threats and potentially cybersecurity incidents in the future. While the risks from previous cybersecurity threats and incidents have not materially affected, and, in our belief, are not reasonably likely to materially affect, us, including our business strategy, results of operations or financial condition, future cybersecurity threats and incidences may materially affect us, including our business strategy, results of operations, or financial condition. See Item 1A., "Risk Factors" for additional details regarding cybersecurity risks.
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
Holders of Record
At January 29, 2026, there were 18 holders of record of our Class A common stock and 45 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We do not anticipate declaring or paying any cash dividends to holders of our capital stock in the foreseeable future.
Stock Performance Graph
The following performance graph compares the cumulative total return on our Class A common stock with that of the S&P 500 Index and the NASDAQ Computer Index. This graph assumes that, at the close of market on December 31, 2020, $100 was invested in our Class A common stock, the S&P 500 Index and the NASDAQ Computer Index, and assumes the reinvestment of any dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Total Return Performance
300
250
200
150
100
50
0
Index Value
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Period Ending
AppFolio
S&P 500
NASDAQ Computer Index

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our other filings under the Securities Act of 1933, as amended (the "Securities Act") or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
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
The following discussion and analysis of our financial condition and results of operations includes 2025 and 2024 items and year-over-year comparisons between 2025 and 2024. For discussion of 2023 items and year-over-year comparisons between 2024 and 2023, refer to Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024. Our Consolidated Financial Statements are prepared and presented in accordance with accounting principles generally accepted in the United States ("GAAP"). This Annual Report also contains information regarding our non-GAAP income from operations ("Non-GAAP operating income") and non-GAAP operating margin ("Non-GAAP Operating Margin"), each of which constitutes a non-GAAP financial measure. We use these non-GAAP financial measures in addition to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. For more information regarding these non-GAAP financial measures, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" below.

Overview
We are a technology leader powering the future of real estate. We provide a cloud-based platform on which our customers operate their businesses. We help our customers navigate an increasingly interconnected and growing network of stakeholders in their business ecosystems, including property managers, property investors, potential residents, residents, and vendors. We also provide key functionality related to critical transactions across the real estate lifecycle, including screening potential residents, sending and receiving payments, and providing insurance-related risk mitigation services. Our services enable our customers to connect communities, increase operational efficiency, deliver exceptional customer experiences, and improve financial and operational performance.
Financial Highlights for the Fiscal Year 2025
•Total property management units under management grew 8% year-over-year to 9.4 million.
•Revenue grew 20% year-over-year to $950.8 million.
•GAAP operating income was $152.9 million, or 16.1% of revenue, compared to GAAP operating income of $135.6 million, or 17.1% of revenue in 2024.
•Non-GAAP operating income was $234.9 million, or 24.7% of revenue, compared to non-GAAP operating income of $199.8 million, or 25.2% of revenue, in 2024.
•Net cash provided by operating activities was $242.1 million, or 25.5% of revenue, compared to $188.2 million, or 23.7% of revenue, in 2024.
Key Business Metric
We monitor the key business metric set forth below to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.
Property management units under management. We believe that our ability to increase the number of property management units under management is an indicator of our market penetration, growth, and potential future business opportunities. We define property management units under management as active or committed units under management at the period end date. We had 9.4 million and 8.7 million property management units under management, as of December 31, 2025 and 2024, respectively.
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
Our Subscription Services and certain of our Value Added Services are offered on a subscription basis. The subscription fees for our Subscription Services vary by property type and are designed to scale with the size of our customers’ businesses. We recognize revenue for subscription-based services on a straight-line basis over the contract term beginning on the date that our service is made available. We generally invoice monthly or, to a lesser extent, annually in advance of a subscription period.
We also offer certain Value Added Services, which are not covered by our subscription fees, on a per-use basis. Usage-based fees are charged either as a percentage of the transaction amount (e.g., for certain of our electronic payment services) or on a flat fee per transaction basis, generally with no minimum usage commitments (e.g., for our tenant screening and risk mitigation services). We recognize revenue for usage-based services in the period the service is rendered. Our payments services fees are recorded gross of any interchange and payment processing related fees. We generally invoice our usage-based services on a monthly basis or collect the fee at the time of service. A significant majority of our Value Added Services revenue comes from the use of our electronic payment services, tenant screening services, and risk mitigation services.

In addition, we charge our customers for assistance onboarding onto our Subscription Services and for certain other non-recurring services. We generally invoice for these other services in advance of the services being completed and recognize revenue in the period the service is rendered. We also generate revenue from the legacy customers of businesses we acquire that provide standalone services outside of our platform. Revenue derived from these services is recorded in Other revenue. As of December 31, 2025 and 2024, we had 22,096 and 20,784 property management customers, respectively.
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
Sales and Marketing. Sales and marketing expense consists of personnel-related costs for our employees focused on sales and marketing (including salaries, sales commissions, cash bonuses, benefits, and stock-based compensation), costs associated with sales and marketing activities, and allocated shared and other costs. Marketing activities include advertising, online lead generation, lead nurturing, customer and industry events, and the creation of industry-related content and collateral. We focus our sales and marketing efforts on generating awareness of our products and services, creating sales leads, establishing and promoting our brands, and cultivating an educated community of successful and vocal customers.
Research and Product Development. Research and product development expense consists of personnel-related costs for our employees focused on research and product development (including salaries, cash bonuses, benefits, and stock-based compensation), fees for third-party development resources, and allocated shared and other costs. Our research and product development efforts are focused on expanding functionality and the ease of use of our existing software products and services by adding new core functionality, Value Added Services and other improvements, as well as developing new products and services. We capitalize our software development costs that meet the criteria for capitalization. Amortization of capitalized software development costs is included in depreciation and amortization expense.
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
Provision for (benefit from) income taxes. Provision for (benefit from) income taxes consists of federal and state income taxes in the United States.

Results of Operations
Revenue

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Subscription Services	$211,457	$180,605	$30,852	17%
Value Added Services	721,549	605,011	116,538	19
Other	17,816	8,586	9,230	108
Total revenue	$950,822	$794,202	$156,620	20%
The increase in revenue for the year ended December 31, 2025, compared to the prior year, was primarily attributable to an increase in the usage of our electronic payment, tenant screening, and risk mitigation services by property managers and residents. During the year ended December 31, 2025, we experienced growth of 8% in the number of property management units under management compared to the prior year, which drove growth in users of our Subscription Services and Value Added Services.
We expect total revenue for the year ending December 31, 2026 to increase compared to the year ended December 31, 2025 as we continue to add new customers and property management units under management, along with increased adoption and usage of our Value Added Services.
Cost of Revenue (Exclusive of Depreciation and Amortization)

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$345,341	$282,067	$63,274	22%
Percentage of revenue	36.3%	35.5%
Stock-based compensation, included above	$5,138	$4,522	$616	14%
Percentage of revenue	0.5%	0.6%
Cost of revenue (exclusive of depreciation and amortization) increased for the year ended December 31, 2025, compared to the prior year primarily driven by higher third-party service provider costs of $54.7 million, due to increased adoption and usage of our Value Added Services, combined with a $4.9 million increase in personnel-related costs, including stock-based and performance-based compensation, to support growth in the business, for the year ended December 31, 2025.
We expect cost of revenue (exclusive of depreciation and amortization) for the year ending December 31, 2026, to stay relatively flat as a percentage of revenue compared to the year ended December 31, 2025.
Sales and Marketing

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Sales and marketing	$143,904	$110,597	$33,307	30%
Percentage of revenue	15.1%	13.9%
Stock-based compensation, included above	$12,332	$8,030	$4,302	54%
Percentage of revenue	1.3%	1.0%
Sales and marketing expense for the year ended December 31, 2025 increased compared to the prior year primarily due to a $20.0 million increase in personnel-related costs, including stock-based and performance-based compensation, to support growth in the business, combined with a $6.8 million increase in advertising and promotion expense due to increased targeted go-to-market investment, for the year ended December 31, 2025.

We expect sales and marketing expense for the year ending December 31, 2026 to stay relatively flat as a percentage of revenue compared to the year ended December 31, 2025.
Research and Product Development

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Research and product development	$190,419	$160,375	$30,044	19%
Percentage of revenue	20.0%	20.2%
Stock-based compensation, included above	$30,687	$25,414	$5,273	21%
Percentage of revenue	3.2%	3.2%
Research and product development expense for the year ended December 31, 2025 increased compared to the prior year primarily due to a $22.8 million increase in personnel-related costs, including stock-based and performance-based compensation, net of capitalized software development costs driven by headcount growth, combined with a $2.3 million increase in software spending to support our research and development activities, for the year ended December 31, 2025.
We expect research and product development expenses for the year ending December 31, 2026 to stay relatively flat as a percentage of revenue compared to the year ended December 31, 2025.
General and Administrative

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
General and administrative	$95,590	$85,974	$9,616	11%
Percentage of revenue	10.1%	10.8%
Stock-based compensation, included above	$22,633	$22,361	$272	1%
Percentage of revenue	2.4%	2.8%
General and administrative expense for the year ended December 31, 2025 increased compared to the prior year primarily due to a $12.3 million increase in personnel-related costs, including stock-based and performance-based compensation, driven by headcount growth, for the year ended December 31, 2025.
We expect general and administrative expenses for the year ending December 31, 2026 to stay relatively flat as a percentage of revenue compared to the year ended December 31, 2025.

Depreciation and Amortization

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Depreciation and amortization	$22,651	$19,545	$3,106	16%
Percentage of revenue	2.4%	2.5%
Depreciation and amortization expense for the year ended December 31, 2025 increased, compared to the prior year, primarily due to amortization of the intangible assets recognized from the acquisition of Move EZ, Inc. in the fourth quarter of 2024.
We expect depreciation and amortization expenses for the year ending December 31, 2026 to stay flat as a percentage of revenue compared to the year ended December 31, 2025.
Interest Income, Net

	Year Ended December 31,		Change
	2025	2024	Amount	%

Interest income, net	$8,157	$13,981	$(5,824)	(42)%
Percentage of revenue	0.9%	1.8%
Interest income for the year ended December 31, 2025 decreased, compared to the prior year, primarily due to the sale of available-for-sale investment securities and lower interest rates.
Provision for (benefit from) income taxes

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Income before provision for income taxes	$161,112	$150,322	$10,790	7%
Provision for (benefit from) income taxes	$20,189	$(53,746)	$73,935	(138)%
Effective tax rate	12.5%	(35.8)%
The increase in our effective tax rate for the year ended December 31, 2025, as compared to the prior year, is primarily due to the tax benefits recognized in the prior year related to the valuation allowance release against our federal and state deferred tax assets, as well as lower excess tax benefits from stock-based compensation and research and development tax credits.
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
Liquidity and Capital Resources
Our principal sources of liquidity continue to be cash, cash equivalents, and investment securities, as well as cash flows generated from our operations. As of December 31, 2025, we had $251.2 million in cash, cash equivalents, and investment securities. We have financed our operations primarily through cash generated from operations.

In addition, to optimize our capital structure, on September 30, 2025, we entered into the Credit Facility, which provides for a $150.0 million senior secured revolving credit facility, including sublimits of $25.0 million for letters of credit and $25.0 million for swingline loans, and is scheduled to mature on September 30, 2030. We did not draw on the Credit Facility in the fourth quarter of 2025, and as of December 31, 2025, we had no outstanding borrowings under the Credit Facility, and were in compliance with the covenants under the Credit Facility. For more information regarding the Credit Facility, refer to "Credit Facility" in Note 11, Commitments and Contingencies, of our Consolidated Financial Statements of this Annual Report.
We believe that our existing cash and cash equivalents, investment securities, and cash generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. The available borrowing capacity under the Credit Facility provides us additional liquidity and financial flexibility.
Capital Requirements
Our future capital requirements depend on many factors, including continued market acceptance of our software products and services; changes in the number of our customers; adoption and utilization of our Value Added Services by new and existing customers; the timing and extent of the introduction of new core functionality, products and Value Added Services; and the timing and extent of our investments across our organization, including acquisitions of businesses and technologies.
As of December 31, 2025, our non-cancelable purchase commitments for business operations totaled $31.3 million, which are due primarily over the next three years. Operating lease obligations associated with leased facilities totaled $38.2 million as of December 31, 2025 and have varying maturities with $44.8 million due over the next five years.
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
During the first quarter of 2025, we substantially exhausted the shares of Class A common stock remaining available for purchase under the $100 million share repurchase program authorized by our Board of Directors in 2019 (the "2019 Stock Repurchase Program"). On April 23, 2025, our Board authorized the repurchase of up to $300.0 million of shares of our Class A common stock from time to time pursuant to the 2025 Stock Repurchase Program. For more information regarding our repurchases under the 2019 Stock Repurchase Program and the 2025 Stock Repurchase Program, refer to Note 12, Stockholders' Equity, of our Consolidated Financial Statements of this Annual Report.
Cash Flows
The following table presents our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$242,105	$188,159
Net cash provided by (used in) investing activities	10,244	(151,761)
Net cash used in financing activities	(187,886)	(43,403)
Net increase (decrease) in cash and cash equivalents	$64,463	$(7,005)
Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our Subscription Services and Value Added Services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software products and services.
The net increase in cash provided by operating activities for the year ended December 31, 2025, compared to the prior year, was primarily due to a higher increase in cash collections from customers relative to the increase in operating expenditures.

Investing Activities
Cash provided by (used in) investing activities is generally composed of cash paid in purchases of investment securities, maturities and sales of investment securities, purchases of property and equipment, business acquisition, net of cash acquired, and additions to capitalized software development.
The net increase in cash provided by investing activities for the year ended December 31, 2025, compared to the prior year, was primarily due to higher sales and maturities of available-for-sale investment securities and lower purchases of available-for-sale investment securities. We used $77.4 million of cash paid for a business acquisition in 2024 and $75.0 million of cash for a long-term investment in 2025. For additional information regarding the business acquisition and long-term investment, see Note 4, Investment Securities and Fair Value Measurements, and Note 7, Business Combination, of our Consolidated Financial Statements of this Annual Report.
Financing Activities
Cash used in financing activities is generally composed of net share settlements for employee tax withholdings associated with the vesting of equity awards and repurchases of our Class A common stock offset by proceeds from the exercise of stock options and issuance of common stock under our employee stock purchase plan.
The net increase in cash used in financing activities for the year ended December 31, 2025, compared to the prior year, was primarily due to repurchases of our Class A common stock.
Off-Balance Sheet Arrangements
As of December 31, 2025, we did not have any off-balance sheet arrangements.
Non-GAAP Financial Measures
To supplement our Consolidated Financial Statements, which are prepared and presented in accordance with accounting principles generally accepted in the United States ("GAAP"), this Annual Report contains information regarding our non-GAAP income from operations ("Non-GAAP Operating Income") and non-GAAP operating margin ("Non-GAAP Operating Margin"), each of which constitutes a non-GAAP financial measure. We use these non-GAAP financial measures in addition to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP.
•Non-GAAP Operating Income excludes certain non-cash or non-recurring items, including stock-based compensation expense, amortization of stock-based compensation capitalized in software development costs, and amortization of purchased intangibles, as described below. Non-GAAP Operating Margin is calculated as Non-GAAP Operating Income as a percentage of revenue.
We use each of these non-GAAP financial measures internally to assess and compare operating results across reporting periods, for internal budgeting and forecasting purposes, and to evaluate our financial performance. We believe these non-GAAP financial measures also provide useful supplemental information to investors and facilitate the analysis of our operating results and comparison of operating results across reporting periods.
In particular, we believe these non-GAAP financial measures are useful to investors and others in assessing our operating performance due to the following factors:
•Stock-based compensation expense and amortization of stock-based compensation capitalized in software development costs. We utilize stock-based compensation to attract and retain employees. It is principally aimed at aligning their interests with those of our stockholders while ensuring long-term retention, rather than to address operational performance for any particular period. As a result, stock-based compensation expenses vary for reasons that are generally unrelated to financial and operational performance in any particular period.
•Amortization of purchased intangibles. We view amortization of purchased intangible assets as items arising from pre-acquisition activities determined at the time of an acquisition. While these intangible assets are evaluated for impairment regularly, amortization of the cost of purchased intangibles is an expense that is not typically affected by operations during any particular period.

Our non-GAAP financial measures may not provide information that is directly comparable to that provided by other companies in our industry, as other companies may calculate non-GAAP financial results differently. In addition, there are limitations in using non-GAAP financial measures because non-GAAP financial measures are not prepared in accordance with GAAP and can exclude expenses that may have a material impact on our reported financial results. As such, non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. A reconciliation of income from operations, the most comparable GAAP measure, to Non-GAAP Operating Income, and operating margin, the most comparable GAAP measure, to Non-GAAP Operating Margin is provided in the table below. We encourage investors to review the reconciliation of these historical non-GAAP financial measures to their most directly comparable GAAP financial measures.
Reconciliation from GAAP to Non-GAAP Results
(in thousands except percentages)

	Year Ended December 31,
	2025	2024
Income from operations:
GAAP income from operations	$152,917	$135,644
Stock-based compensation expense	70,790	60,327
Amortization of stock-based compensation capitalized in software development costs	963	1,754
Amortization of purchased intangibles	10,231	2,100
Non-GAAP income from operations	$234,901	$199,825

Operating margin:
GAAP operating margin	16.1%	17.1%
Stock-based compensation expense as a percentage of revenue	7.4	7.6
Amortization of stock-based compensation capitalized in software development costs as a percentage of revenue	0.1	0.2
Amortization of purchased intangibles as a percentage of revenue	1.1	0.3
Non-GAAP operating margin	24.7%	25.2%
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
We believe that the following critical accounting policies involve a greater degree of judgment or complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to a full understanding and evaluation of our Consolidated Financial Statements. For additional information, refer to Note 2, Summary of Significant Accounting Policies, of our Consolidated Financial Statements of this Annual Report.
Revenue Recognition
Many of our contracts with customers contain multiple performance obligations. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require judgment. We account for individual performance obligations separately if they are distinct. The performance obligations for these contracts include access and use of our Subscription Services, implementation services, and customer support. Access and use of our Subscription Services and implementation services are considered distinct.
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
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies of our Consolidated Financial Statements of this Annual Report.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Investment Securities
As of December 31, 2025, we had $144.3 million of investment securities consisting of United States government and agency securities. The primary objective of investing in securities is to support our liquidity and capital needs. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
Our investment securities are exposed to market risk due to interest rate fluctuations. While fluctuations in interest rates do not impact our interest income from our investment securities as all of these securities have fixed interest rates, changes in interest rates may impact the fair value of the investment securities. Since our investment securities are held as available for sale, all changes in fair value impact our other comprehensive (loss) income unless an investment security is considered impaired in which case changes in fair value are reported in other expense. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented. This estimate is based on a sensitivity model which measured an instant change in interest rates by 100 basis points as of December 31, 2025.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AppFolio, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of AppFolio, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition
As described in Notes 2 and 3 to the consolidated financial statements, the Company’s total revenue was $950.8 million for the year ended December 31, 2025. The Company generates revenue from customers primarily for subscriptions to access the Subscription Services and Value Added Services. Revenue is recognized upon transfer of control of promised services in an amount that reflects the consideration the Company expects to receive in exchange for those services. The Company enters into contracts that can include various combinations of services, which are generally capable of being distinct within the context of the contract, and accounted for as separate performance obligations. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. The Company recognizes revenue in proportion to the amount they have the right to invoice for certain Subscription Services and Value Added Services, as that amount corresponds directly with the performance completed to date.
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
February 5, 2026

We have served as the Company’s auditor since 2012.

APPFOLIO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$106,967	$42,504
Investment securities—current	144,256	235,745
Accounts receivable, net	36,873	24,346
Prepaid expenses and other current assets	65,218	32,807
Total current assets	353,314	335,402
Property and equipment, net	23,228	24,483
Operating lease right-of-use assets	15,924	17,472
Capitalized software development costs, net	11,324	15,429
Goodwill	96,410	96,410
Intangible assets, net	38,826	49,057
Deferred income taxes	58,823	76,910
Long-term investments	77,033	2,033
Other long-term assets	14,085	9,482
Total assets	$688,967	$626,678
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,123	$2,378
Accrued employee expenses	59,774	30,157
Accrued expenses	20,829	14,658
Other current liabilities	22,121	16,087
Total current liabilities	106,847	63,280
Operating lease liabilities	33,287	37,476
Other liabilities	6,254	6,632
Total liabilities	146,388	107,388
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000 shares authorized and no shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Class A common stock, $0.0001 par value, 250,000 shares authorized as of December 31, 2025 and December 31, 2024; 25,443 and 23,660 shares issued as of December 31, 2025 and December 31, 2024, respectively; 24,335 and 23,241 shares outstanding as of December 31, 2025 and December 31, 2024, respectively	3	2
Class B common stock, $0.0001 par value, 50,000 shares authorized as of December 31, 2025 and December 31, 2024; 11,655 and 13,163 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	1	2
Additional paid-in capital	284,054	254,821
Accumulated other comprehensive (loss) Income	30	173
Treasury stock, at cost, 1,108 and 419 shares of Class A common stock as of December 31, 2025 and December 31, 2024, respectively	(172,480)	(25,756)
Retained earnings	430,971	290,048
Total stockholders’ equity	542,579	519,290
Total liabilities and stockholders’ equity	$688,967	$626,678
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$950,822	$794,202	$620,445
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)(1)	345,341	282,067	238,076
Sales and marketing(1)	143,904	110,597	107,602
Research and product development(1)	190,419	160,375	151,364
General and administrative(1)	95,590	85,974	93,452
Depreciation and amortization	22,651	19,545	28,988
Total costs and operating expenses	797,905	658,558	619,482
Income from operations	152,917	135,644	963
Other income, net	38	697	3
Interest income, net	8,157	13,981	7,031
Income before provision for income taxes	161,112	150,322	7,997
Provision for (benefit from) income taxes	20,189	(53,746)	5,295
Net income	$140,923	$204,068	$2,702
Net income per common share:
Basic	$3.91	$5.63	$0.08
Diluted	$3.88	$5.55	$0.07
Weighted average common shares outstanding:
Basic	36,013	36,252	35,629
Diluted	36,327	36,782	36,417
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2025	2024	2023
Stock-based compensation expense included in costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$5,138	$4,522	$3,703
Sales and marketing	12,332	8,030	5,983
Research and product development	30,687	25,414	20,974
General and administrative	22,633	22,361	21,704
Total stock-based compensation expense	$70,790	$60,327	$52,364
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$140,923	$204,068	$2,702
Other comprehensive income (loss):
Changes in unrealized losses on investment securities, net of tax	(143)	74	1,783
Comprehensive income	$140,780	$204,142	$4,485
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Class A		Class B		Capital	(Loss) Income	Stock	Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	20,569	2	14,746	2	209,704	(1,684)	(25,756)	83,278	265,546
Exercise of stock options	255	—	—	—	2,595	—	—	—	2,595
Stock-based compensation	—	—	—	—	53,240	—	—	—	53,240
Vesting of restricted stock units, net of shares withheld for taxes	289	—	—	—	(28,554)	—	—	—	(28,554)
Conversion of Class B common stock to Class A common stock	630	—	(630)	—	—	—	—	—	—
Issuance of restricted stock awards	6	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	1,783	—	—	1,783
Net income	—	—	—	—	—	—	—	2,702	2,702
Balance at December 31,2023	21,749	2	14,116	2	236,985	99	(25,756)	85,980	297,312
Exercise of stock options	251	—	—	—	3,924	—	—	—	3,924
Stock-based compensation	—	—	—	—	61,239	—	—	—	61,239
Vesting of restricted stock units, net of shares withheld for taxes	288	—	—	—	(47,327)	—	—	—	(47,327)
Conversion of Class B common stock to Class A common stock	953	—	(953)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	74	—	—	74
Net income	—	—	—	—	—	—	—	204,068	204,068
Balance at December 31, 2024	23,241	$2	13,163	$2	$254,821	$173	$(25,756)	$290,048	$519,290
Exercise of stock options and issuance of common stock under the Employee Stock Purchase Plan	13	—	—	—	1,084	—	—	—	1,084
Stock-based compensation	—	—	—	—	71,397	—	—	—	71,397
Vesting of restricted stock units, net of shares withheld for taxes	262	—	—	—	(43,248)	—	—	—	(43,248)
Conversion of Class B common stock to Class A common stock	1,508	1	(1,508)	(1)	—	—	—	—	—
Repurchase of common stock	(689)	—	—	—	—	—	(146,724)	—	(146,724)
Other comprehensive loss	—	—	—	—	—	(143)	—	—	(143)
Net income	—	—	—	—	—	—	—	140,923	140,923
Balance at December 31, 2025	24,335	$3	11,655	$1	$284,054	$30	$(172,480)	$430,971	$542,579
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash from operating activities
Net income	$140,923	$204,068	$2,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,651	19,543	28,989
Amortization of operating lease right-of-use assets	2,221	2,030	2,132
Amortization of costs capitalized to obtain revenue contracts, net	11,115	9,985	9,515
Gain on lease modification	—	—	(4,281)
Deferred income taxes	18,139	(76,937)	(490)
Stock-based compensation, including as amortized	70,790	60,328	52,363
Other	(2,119)	(8,220)	(3,108)
Changes in operating assets and liabilities:
Accounts receivable	(12,527)	(3,383)	(4,206)
Prepaid expenses and other assets	(21,446)	(5,859)	(23,008)
Accounts payable	1,767	1,559	(1,565)
Operating lease liabilities	(4,263)	(3,143)	(2,504)
Accrued expenses and other liabilities	14,854	(11,812)	3,744
Net cash provided by operating activities	242,105	188,159	60,283
Cash from investing activities
Purchases of available-for-sale investments	(228,887)	(317,173)	(195,740)
Proceeds from sales of available-for-sale investments	202,662	9,984	1,013
Proceeds from maturities of available-for-sale investments	118,970	240,035	152,382
Purchases of property and equipment	(3,155)	(2,016)	(9,041)
Capitalization of software development costs	(3,440)	(5,170)	(4,825)
Purchases of long-term investments	(75,000)	—	629
Cash paid in business acquisition, net of cash acquired	(906)	(77,421)	—
Net cash provided by (used in) investing activities	10,244	(151,761)	(55,582)
Cash from financing activities
Proceeds from stock option exercises	134	3,924	2,595
Tax withholding for net share settlement	(43,248)	(47,327)	(28,556)
Proceeds from the issuance of common stock under the employee stock purchase plan	951	—	—
Purchase of common stock	(145,723)	—	—
Net cash used in financing activities	(187,886)	(43,403)	(25,961)
Net increase (decrease) in cash, cash equivalents and restricted cash	64,463	(7,005)	(21,260)
Cash, cash equivalents and restricted cash
Beginning of period	42,754	49,759	71,019
End of period	$107,217	$42,754	$49,759
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$106,967	$42,504	$49,509
Restricted cash included in prepaid expenses and other current assets	250	250	250
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$107,217	$42,754	$49,759
Supplemental disclosure of cash flow information
Cash paid for income taxes	$28,840	$14,022	$8,086
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$6,251	$5,828	$4,732
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
 1. Nature of Business
AppFolio, Inc. ("we," "us" or "our") is a technology leader powering the future of real estate. We provide a cloud-based platform on which our customers operate their businesses. Our services enable our customers to connect communities, increase operational efficiency, deliver exceptional customer experiences, and improve financial and operational performance.
 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Reclassification
We reclassified certain amounts in our Consolidated Statements of Cash Flows within the cash flows from operating activities section in the prior year to conform to the current year's presentation. We also reclassified long-term investments from other long-term assets in our Consolidated Balance Sheets in the prior year to conform to the current year's presentation.
Principles of Consolidation
The accompanying Consolidated Financial Statements include the operations of AppFolio, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Our CODM uses consolidated net income (loss) as the sole measure of segment profit or loss. Significant segment expenses include cost of revenue (excluding depreciation and amortization), sales and marketing, research and product development, general and administrative expenses, and depreciation and amortization. For expenses incurred during the years ended December 31, 2025, 2024 and 2023, refer to our Consolidated Statements of Operations. Stock-based compensation expense is also recognized as a significant segment expense. Details regarding this expense for the years ended December 31, 2025, 2024 and 2023 was included in the parenthetical note to the respective Consolidated Statements of Operations.
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
Concentrations of credit risk with respect to accounts receivable and revenue are limited due to a large, diverse customer base. As of December 31, 2025, (i) no individual customer exceeded 10% of our total revenues in any of the periods presented, and (ii) 22% of our accounts receivable balance was attributable to amounts due from a risk mitigation provider. For purposes of assessing concentration of credit risk and significant customers, a group of residents that are receiving services from a third party that controls and transfers the specified services are regarded as one single customer.

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
For available-for-sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through income. For securities in an unrealized loss position that do not meet these criteria, we evaluate whether the decline in fair value has resulted from credit loss or other factors. If this assessment indicates a credit loss exists, the credit-related portion of the loss is recorded as an allowance for losses on the security. No allowance for credit losses for available-for-sale investment securities was recorded as of December 31, 2025 and 2024.
Strategic Investments
Our strategic investments consist of non-marketable equity investments in privately-held companies in which we do not have a controlling interest or significant influence. We record these strategic investments as long-term investments in our Consolidated Balance Sheets. We have elected to apply the measurement alternative for equity investments in privately-held companies that do not have readily determinable fair values, measuring them at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. An impairment loss is recorded when an event or circumstance indicates a decline in value has occurred.
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
Accounts Receivable
Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. The allowance for credit losses is based on historical loss experience, the number of days that receivables are past due, and an evaluation of the potential risk of loss associated with delinquent accounts. Accounts receivable considered uncollectible are charged against the allowance for credit losses when identified. We do not have any off-balance sheet credit exposure related to our customers. As of December 31, 2025 and 2024, our allowance for credit losses was not material.
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
We test for goodwill impairment annually during the fourth quarter of the calendar year. Based on the annual assessment performed at November 1, 2025, we determined it was not more likely than not that our reporting unit fair value was less than its carrying value and no quantitative impairment test assessment was required. No impairment losses were recorded for goodwill during the years ended December 31, 2025, 2024 and 2023.

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
Impairment of Long-Lived Assets
We assess the recoverability of our long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of the asset or asset group to the future undiscounted cash flows we expect the asset or asset group to generate. Any excess of the carrying value of the asset or asset group above its fair value is recognized as an impairment loss. There were no impairment charges related to the identified long-lived assets for the years ended December 31, 2025, 2024 and 2023.
Revenue Recognition
We generate revenue from our customers primarily from our Subscription Services and Value Added Services. Revenue is recognized upon transfer of control of promised services in an amount that reflects the consideration we expect to receive in exchange for those services. We enter into contracts that can include various combinations of services, which are generally capable of being distinct within the context of the contract and accounted for as separate performance obligations. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. We recognize revenue in proportion to the amount that we have the right to invoice for certain Subscription Services and Value Added Services, as that amount corresponds directly with our performance completed to date. Refer to Note 3, Revenue and Other Information for the disaggregated breakdown of revenue between Subscription Services, Value Added Services and Other revenue.
Many of our contracts with customers contain multiple performance obligations. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require judgment. We account for individual performance obligations separately if they are distinct. The performance obligations for these contracts include access and use of our Subscription Services, implementation services, and customer support. Access and use of our Subscription Services and implementation services are considered distinct.
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
Subscription Services
We charge our customers on a subscription basis for our Subscription Services. Our customers do not have rights to the underlying software code of our products and services, and, accordingly, we recognize subscription revenue over time on a straight-line basis over the contract term beginning on the date that our service is made available to the customer. The terms of our subscription agreements are monthly, annual, and multiyear and we typically invoice our customers for subscription services in monthly or annual installments, in advance of the subscription period.
Value Added Services
We primarily charge our customers on a usage basis for our Value Added Services. Usage-based fees are charged either as a percentage of the transaction amount (e.g., for certain of our electronic payment services) or on a flat fee per transaction basis with no minimum usage commitments (e.g., for our tenant screening and risk mitigation services). We recognize revenue for usage-based services in the period the service is rendered. Our electronic payments services fees are recorded gross of interchange and payment processing related fees. We generally invoice our customers for usage-based services on a monthly basis or collect the fee at the time of service. We also have certain Value Added Services which are charged on a subscription basis. Revenue from these services is recognized in a similar manner as the above-described Subscription Services. Some subscription or usage-based Value Added Services, such as fees for electronic payment services, are paid by either our customers or our customers' stakeholders at the time the services are rendered.
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

Other Revenue
Other revenue include fees from one-time services related to the implementation of our software solutions and other recurring or one-time fees related to our customers who are not otherwise using our Subscription Services. This includes legacy customers of businesses we have acquired where the customers haven't migrated to our Subscription Services. The fees for implementation and data migration services are billed upon signing our core subscription contract and are recognized as revenue in the period the service is rendered. Other services are billed when the services rendered are completed and delivered to the customer or billed in advance and deferred over the subscription period.
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
Sales and Marketing
Sales and marketing expense consists of personnel-related costs for our employees focused on sales and marketing (including salaries, sales commissions, cash bonuses, benefits, and stock-based compensation), costs associated with sales and marketing activities, and allocated shared and other costs. Marketing activities include advertising, online lead generation, lead nurturing, customer and industry events, and the creation of industry-related content and collateral. We focus our sales and marketing efforts on generating awareness of our products and services, creating sales leads, establishing and promoting our brands, and cultivating an educated community of successful and vocal customers. Advertising expenses were $14.3 million, $10.6 million and $8.6 million for each of the years ended December 31, 2025, 2024 and 2023, respectively, and are expensed as incurred.
Research and Product Development
Research and product development expense consists of personnel-related costs for our employees focused on research and product development (including salaries, cash bonuses, benefits, and stock-based compensation), fees for third-party development resources, and allocated shared and other costs. Our research and product development efforts are focused on expanding functionality and the ease of use of our existing products and services by adding new core functionality, Value Added Services and other improvements, as well as developing new products and services. We capitalize our software development costs which meet the criteria for capitalization. Amortization of capitalized software development costs is included in depreciation and amortization expense.
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
Recent Accounting Pronouncements Adopted
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, including more detailed breakdowns of the effective tax rate to the statutory rate and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively and is effective for calendar year-end public business entities in the 2025 annual period and in 2026 for interim periods with early adoption permitted. We adopted the standard in our fiscal year 2025 annual financial statements prospectively. For additional information, refer to Note 14 Income Taxes, in our Consolidated Financial Statements.
Recent Accounting Pronouncements Not Yet Adopted
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

3. Revenue and Deferred Costs
The following table presents our revenue categories (in thousands):

	Year Ended December 31,
	2025	2024	2023
Subscription Services	$211,457	$180,605	$156,692
Value Added Services	721,549	605,011	454,098
Other	17,816	8,586	9,655
Total revenue	$950,822	$794,202	$620,445
Our revenue is generated primarily from United States customers.
Deferred Costs
Deferred costs were $22.8 million and $16.8 million as of December 31, 2025 and 2024, respectively, of which $11.2 million and $9.9 million, respectively, are included in Prepaid expenses and other current assets and $11.6 million and $6.9 million, respectively, are included in Other long-term assets in the accompanying Consolidated Balance Sheets. Amortization expense for deferred costs was $11.1 million, $10.0 million, and $9.5 million for the years ended December 31, 2025, 2024, and 2023, respectively. For the years ended December 31, 2025 and 2024, no impairments were identified in relation to the costs capitalized for the periods presented.
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
As of December 31, 2025, the total non-cancelable RPO under our contracts with customers was $93.9 million, and we expect to recognize revenue on approximately 38.4% of these RPO over the following 12 months, with the balance to be recognized thereafter. This RPO balance grew significantly during 2025 as we began selling more multi-year revenue contracts.
 4. Investment Securities and Fair Value Measurements
Investment Securities
Investment securities classified as available-for-sale consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$144,216	$40	$—	$144,256
Total available-for-sale investment securities	$144,216	$40	$—	$144,256

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	235,509	261	(25)	235,745
Total available-for-sale investment securities	$235,509	$261	$(25)	$235,745
As of December 31, 2025, the decline in fair value below amortized cost basis was not considered other than temporary as it is more likely than not we will hold the securities until maturity or recovery of the cost basis. No allowance for credit losses for available-for-sale investment securities was recorded as of December 31, 2025 or 2024.
The fair values of available-for-sale investment securities, by remaining contractual maturity, are as follows (in thousands):

	December 31, 2025		December 31, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$144,216	$144,256	$235,509	$235,745
Total available-for-sale investment securities	$144,216	$144,256	$235,509	$235,745

During the years ended December 31, 2025 and 2024, we had sales and maturities (which include calls) of investment securities, as follows (in thousands):

	Year Ended December 31, 2025
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
U.S. government and agency securities	94	(49)	202,662	118,970
	$94	$(49)	$202,662	$118,970

	Year Ended December 31, 2024
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
U.S. government and agency securities	4	(1)	9,984	240,035
	$4	$(1)	$9,984	$240,035
The tables above do not include our strategic investments of non-marketable equity investments in privately-held companies, which are recorded in long-term investments in our Consolidated Balance Sheets. These strategic investments consist of the following as of December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025	December 31, 2024
Second Nature	$75,000	$—
Others	2,033	2,033
Total long-term investments	$77,033	$2,033
In April 2025, we purchased a minority, non-controlling equity interest in Second Nature Holdings, L.P. (“Second Nature”) for $75.0 million, paid with cash on hand. We determined that we do not have significant influence over Second Nature, and our investment in Second Nature has been classified as an investment in equity securities without readily determinable fair value.
There were no realized or unrealized gains or losses from remeasurement of investments in equity securities under the measurement alternative for the years ended December 31, 2025 and 2024.

Fair Value Measurements

Recurring Fair Value Measurements

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024 by level within the fair value hierarchy (in thousands):

	December 31, 2025
	Level 1	Level 2	Total Fair Value
Cash equivalents:
Money market funds	$89,365	$—	$89,365
Available-for-sale investment securities:
U.S. government and agency securities	—	144,256	144,256
Total	$89,365	$144,256	$233,621

	December 31, 2024
	Level 1	Level 2	Total Fair Value
Cash equivalents:
Money market funds	$25,167	$—	$25,167
Available-for-sale investment securities:
U.S. government and agency securities	—	235,745	235,745
Total	$25,167	$235,745	$260,912
The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short maturity of these items.
There were no changes to our valuation techniques used to measure asset and liability fair values on a recurring basis during the year ended December 31, 2025. The valuation techniques for the financial assets in the tables above are as follows:
Cash Equivalents
As of December 31, 2025 and 2024, cash equivalents include cash invested in money market funds with a maturity of three months or less. Fair value is based on market prices for identical assets.
Available-for-Sale Investment Securities
Our Level 2 investment securities were priced by a pricing vendor. The pricing vendor utilizes the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, other observable inputs like market transactions involving comparable securities are used.
Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
Strategic investments primarily include equity investments in privately-held companies, which do not have a readily determinable fair value. Strategic investments are classified as Level 3 in the fair value hierarchy, as their nonrecurring fair value measurements may include observable and unobservable inputs. As of December 31, 2025 and December 31, 2024, the balance of strategic investments was $77.0 million and $2.0 million, respectively.
 5. Property and Equipment, net
All of our property and equipment is located in the United States. Property and equipment, net consists of the following (in thousands):

	December 31,
	2025	2024
Computer equipment	$2,387	$2,796
Furniture and fixtures	5,126	5,292
Office equipment	3,708	3,729
Leasehold improvements	32,144	28,787
Construction in process	19	357
Gross property and equipment	43,384	40,961
Less: Accumulated depreciation	(20,156)	(16,478)
Total property and equipment, net	$23,228	$24,483

Depreciation expense for property and equipment totaled $4.3 million, $5.2 million, and $7.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
 6. Capitalized Software Development Costs, net
Capitalized software development costs, net were as follows (in thousands):

	December 31,
	2025	2024
Capitalized software development costs, gross	$112,108	$117,480
Less: Accumulated amortization	(100,784)	(102,051)
Capitalized software development costs, net	$11,324	$15,429
Capitalized software development costs were $4.0 million, $6.1 million and $5.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. Amortization expense with respect to software development costs totaled $8.2 million, $12.2 million and $19.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. During the years ended December 31, 2025 and 2024, we disposed of $9.4 million and $15.2 million, respectively, of fully amortized capitalized software development costs.
Future amortization expense with respect to capitalized software development costs is estimated as follows (in thousands):

Years Ending December 31,
2026	5,808
2027	4,242
2028	1,274
Total amortization expense	$11,324
7. Business Combination
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
Customer relationships represent the fair value of the underlying contracts and related relationships with LiveEasy's customers and service providers. Developed technology represents the fair value of the technologies that pertain to a customer-facing concierge platform that provides moving and home services. We used a replacement cost method to determine the fair value of both intangible assets. The assumptions used are development costs, the time required to recreate the assets and profit margin a market participant would receive, and rate of return.

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which is not deductible for tax purposes. Goodwill is primarily attributed to the assembled workforce of LiveEasy and anticipated operational synergies.
 8. Goodwill and Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands, except years):

	December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	39,000	(9,100)	29,900	5.0
Developed technology	9,800	(2,287)	7,513	5.0
Database	4,710	(3,297)	1,413	10.0
Domain names	90	(90)	—	5.0
Patents	252	(252)	—	5.0
Total intangible assets, net	$53,852	$(15,026)	$38,826	5.4

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life in Years
Customer relationships	39,000	(1,300)	37,700	5.0
Developed technology	9,800	(327)	9,473	5.0
Database	4,710	(2,826)	1,884	10.0
Domain names	90	(90)	—	5.0
Patents	252	(252)	—	5.0
Total intangible assets, net	$53,852	$(4,795)	$49,057	5.4
Amortization expense with respect to intangible assets totaled $10.2 million, $2.1 million and $2.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. Future amortization expense with respect to intangible assets is estimated as follows (in thousands):

Years Ending December 31,
2026	$10,231
2027	10,231
2028	10,231
2029	8,133
Total	$38,826
Our goodwill balance is solely attributed to acquisitions. The change in the carrying amount of goodwill during the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

Goodwill at December 31, 2023	$56,060
Acquisition of LiveEasy	40,350
Goodwill at December 31, 2024	96,410
Goodwill at December 31, 2025	$96,410
  9. Leases
Operating leases for our corporate offices have remaining lease terms ranging from 1.6 years to 7.1 years, some of which include options to extend the leases for up to ten years. These options to extend have not been recognized as part of our operating lease ROU assets and lease liabilities as it is not reasonably certain that we will exercise these options. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. Certain leases contain provisions for property-related costs that are variable in nature for which we are responsible, including common area maintenance, which are expensed as incurred.

The components of lease expense recognized in the Consolidated Statements of Operations were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$4,070	$4,188	$4,362
Variable lease cost	1,370	1,479	1,737
Total lease cost	$5,440	$5,667	$6,099
Lease-related assets and liabilities were as follows (in thousands, except years and %):

	December 31,
	2025	2024
Assets
Operating lease right-of-use assets	15,924	17,472

Liabilities
Other current liabilities	$4,873	$4,273
Operating lease liabilities	33,287	37,476
Total lease liabilities	$38,160	$41,749

Weighted-average remaining lease term (years)	6.3	7.4
Weighted-average discount rate	5.2%	5.1%
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
Future minimum lease payments under non-cancellable leases as of December 31, 2025 were as follows (in thousands):

Years ending December 31,
2026	$6,662
2027	6,844
2028	6,962
2029	6,910
2030	7,110
Thereafter	10,353
Total future minimum lease payments	44,841
Less: imputed interest	(6,681)
Total	$38,160

10. Other Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2025	2024
Income tax receivable(1)	$27,133	$1,089
Prepaid expenses	15,707	12,430
Deferred commissions(2)	11,166	9,898
Deposits for insurance services(3)	7,765	6,668
Other	3,447	2,722
Total Prepaid expenses and other current assets	$65,218	$32,807
(1)For additional information on income tax, refer to Note 14, Income Taxes.
(2)For additional information on deferred commissions, refer to Deferred Costs in Note 2, Summary of Significant Accounting Policies.
(3)For additional information on deposits held with a third party related to requirements to maintain collateral for insurance services, refer to "Liability to Landlord Insurance" in Note 11, Commitments and Contingencies.
Accrued Employee Expenses
Accrued employee expenses consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued bonuses(1)	$43,298	$17,092
Accrued payroll and other	16,476	13,065
Total accrued employee expenses	$59,774	$30,157
(1)Accrued bonuses increased significantly as of December 31, 2025, due to the shift from a semi-annual to an annual payment cycle. Whereas a portion of the prior year’s bonus was paid mid-year, the 2025 fiscal year accrual represents the total annual incentive to be paid in the first quarter of 2026.
Other Current Liabilities
Other Current Liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Unearned premium liabilities(1)	$6,662	$5,455
Insurance reserves(2)	6,630	3,908
Operating lease liabilities-current	4,873	4,273
Others	3,956	2,451
Total other current liabilities	$22,121	$16,087
(1)Unearned premium liabilities are the refundable portion of commissions received in connection with the sale of renters insurance policies to residents through AppFolio Insurance Services, Inc., our wholly-owned subsidiary. In the event a resident cancels their renters insurance policy prior to the end of such policy, we may be required to refund a pro rata portion of the commission paid on such policy.
(2)For additional information on insurance reserves, refer to "Legal Liability to Landlord Insurance" in Note 11, Commitments and Contingencies.

11. Commitments and Contingencies
Commitments
As of December 31, 2025, our non-cancelable purchase commitments for business operations totaled $31.3 million, which are due primarily over the next three years. Operating lease obligations associated with lease facilities totaled $38.2 million as of December 31, 2025 and have varying maturities with $44.8 million due over the next five years.
Liability to Landlord Insurance
We have a wholly-owned subsidiary, Terra Mar Insurance Company, Inc., which was established in connection with reinsuring liability to landlord insurance policies offered to our customers by a third-party service provider. We assume a 100% quota share of the liability to landlord insurance policies placed with our customers by our third-party service provider. We accrue for reported claims, and include an estimate of losses incurred but not reported by our property manager customers, in cost of revenue because we bear the risk related to all such claims. Our estimated liability for reported claims and incurred but not reported claims as of December 31, 2025 and 2024 was $6.6 million and $3.9 million, respectively, and is included in Other current liabilities on our Consolidated Balance Sheets.
Included in Prepaid expenses and other current assets as of December 31, 2025 and 2024 are $7.8 million and $6.7 million, respectively, of deposits held with a third party related to requirements to maintain collateral for this risk mitigation service.
Credit Facility
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
The obligations under the Credit Facility are guaranteed by certain of our subsidiaries and secured by a first-priority security interest in substantially all of our and our guarantors' personal property, subject to customary exclusions and exceptions. The Credit Facility includes customary representations, warranties, affirmative and negative covenants, including a financial covenant requiring maintenance of a Consolidated Net Leverage Ratio, and events of default. The negative covenants include, among other things, restrictions on our and our subsidiaries' ability to incur indebtedness and liens, make investments, pay dividends or distributions or repurchase equity interests, merge, consolidate or otherwise dispose of assets, enter into transactions with affiliates, and prepay, redeem, purchase or otherwise retire junior indebtedness, all subject to certain exceptions.
As of December 31, 2025, there were no outstanding borrowings under the Credit Facility, and we were in compliance with the covenants under the Credit Facility.
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
Class A Common Stock and Class B Common Stock
Holders of our Class A common stock and Class B common stock are entitled to dividends when, as, and if declared by our Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2025, we have not declared any dividends. The holder of each share of Class A common stock is entitled to one vote, while the holder of each share of Class B common stock is entitled to ten votes. Each share of our Class B common stock is convertible at any time at the option of the holder into one share of our Class A common stock and generally converts into a share of our Class A common stock upon transfer. Class A common stock and Class B common stock are collectively referred to as common stock throughout the notes to these financial statements, unless otherwise noted.
Preferred Stock
Our Board of Directors, subject to the limitations prescribed by Delaware law, has the authority to issue up to 25,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders.
Share Repurchase Program
On February 20, 2019, our Board of Directors authorized a $100.0 million share repurchase program (the "2019 Stock Repurchase Program") relating to our outstanding shares of Class A common stock. Under the 2019 Stock Repurchase Program, we were authorized to repurchase shares of our Class A common stock from time to time in open market purchases or privately negotiated transactions. The 2019 Stock Repurchase Program did not obligate us to repurchase any minimum dollar amount or number of shares, did not have an expiration date, and it could have been modified, suspended or terminated at any time and for any reason.
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
On April 23, 2025, our Board authorized a $300.0 million share repurchase program (the "2025 Stock Repurchase Program") relating to our outstanding shares of Class A common stock. Under the 2025 Stock Repurchase Program, we are authorized to repurchase shares of our Class A common stock from time to time in open market purchases or privately negotiated transactions. The 2025 Stock Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares, has no expiration date, and can be modified, suspended or terminated at any time and for any reason. The timing and actual number of shares repurchased will depend on a variety of factors, including price, corporate and legal requirements, market conditions and other factors. During the second quarter of 2025, we repurchased 243,987 shares of our Class A common stock through open market repurchases under the 2025 Stock Repurchase Program at an average purchase price of $204.77 per share, inclusive of broker commissions, for an aggregate repurchase price of $50.0 million which was recorded as a reduction to stockholders' equity. We did not repurchase any shares of our Class A common stock during the third or fourth quarter of 2025.
As of December 31, 2025, the amount remaining available for repurchases under the 2025 Stock Repurchase Program was $250.0 million.

 13. Stock-Based Compensation
We currently have two stock incentive plans: the 2015 Stock Incentive Plan (the "2015 Plan") and, the 2025 Omnibus Incentive Plan (the "2025 Plan"), which was approved by our stockholders at our 2024 annual meeting of stockholders.
We did not grant any awards under the 2025 Plan in 2024. On January 1, 2025, the 2025 Plan superseded and replaced the 2015 Plan and no further awards will be granted under the 2015 Plan, but the 2015 Plan will continue to govern outstanding awards granted under the 2015 Plan.
Under the 2025 Plan, 1,500,000 shares of our Class A common stock were initially reserved and available for grant and issuance subject to adjustment in accordance with the terms of the 2025 Plan. In addition, the number of shares of Class A common stock authorized for issuance under the 2025 Plan will be subject to an annual increase on January 31 of each calendar year during the term of the 2025 Plan, equal to the lesser of (a) the total number of shares of Class A common stock underlying awards granted under the 2025 Plan in the immediately preceding calendar year, less the sum of (i) the number of shares of Class A common stock subject to an award granted under the 2025 Plan that expired, or was canceled, forfeited or terminated, and (ii) the number of shares of Class A common stock withheld by the Company to satisfy any tax withholding obligation, in the case of each of (i) and (ii), during the immediately preceding calendar year, and (b) such smaller number of shares of Class A common stock as is determined by the Board of Directors. We granted RSUs and PSUs during 2025 pursuant to the 2025 Plan.
RSUs and PSUs represent the right on the part of the holder to receive shares of our Class A common stock at a specified date in the future and/or upon the achievement of performance conditions at the discretion of our compensation committee, subject to forfeiture of that right due to termination of employment.
Our 2025 Employee Stock Purchase Plan (the “ESPP”) authorizes the issuance of shares of our Class A common stock pursuant to purchase rights granted to our employees. The purchase price for shares purchased under the 2025 ESPP with respect to any offering period is an amount equal to 85% of the fair market value of a share of our Class A common stock on the applicable purchase date (i.e., the last trading day of the applicable offering period). Offering periods are six months long and begin on February 16 and August 16 of each year. The first offering period under the ESPP began on Monday, February 17, 2025. 1,250,000 shares of Class A common stock are authorized for issuance under the ESPP, subject to adjustment in accordance with the terms of the ESPP. In addition, commencing on January 31, 2026 and on each January 31st thereafter during the term of the ESPP, the number of shares of Class A common stock authorized for issuance under the ESPP will be increased by the lesser of (a) the number of shares of Class A common stock issued or transferred pursuant to rights granted under the ESPP during the preceding calendar year, (b) such lesser number of shares of Class A common stock as determined by our compensation committee, or (c) 1,250,000 shares of Class A common stock. For the year ended December 31, 2025, our stock-based compensation expense for the ESPP was not material.
Stock Options
A summary of activity in connection with our stock options for the year ended December 31, 2025 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years
Options outstanding as of December 31, 2024	129	$121.50	7.6
Options granted	—	—
Options exercised	(9)	14.83
Options cancelled/forfeited	—	12.00
Options outstanding as of December 31, 2025	120	$129.74	7.2

At December 31, 2025:
Options vested and expected to vest	120	$129.74	7.2
Options exercisable	40	$129.74	7.2
Our stock-based compensation expense for stock options was not material for the periods presented.
The total intrinsic value of options exercised in 2025, 2024 and 2023 was $1.9 million, $52.2 million and $36.4 million, respectively. This intrinsic value represents the difference between the fair value of our Class A common stock on the date of exercise and the exercise price of each option. Based on the fair value of our Class A common stock as of December 31, 2025, the total intrinsic value of all outstanding options, exercisable options, and options vested and expected to vest was $17.5 million.

Restricted Stock Units
A summary of activity in connection with our RSUs for the year ended December 31, 2025 is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2024	785	$159.98
Granted	393	226.81
Vested	(439)	156.35
Forfeited	(112)	180.07
Unvested as of December 31, 2025	627	$200.81
Unvested RSUs as of December 31, 2025 were composed of 0.6 million RSUs with only service conditions and 0.1 million PSUs with both service conditions and performance conditions. RSUs granted with only service conditions generally vest over a four-year period, assuming continued employment through the applicable vesting date. The number of PSUs granted, as included in the above table, assumes achievement of the performance metric at 100% of the performance target. The unvested PSUs as of December 31, 2025, are subject to vesting based on the achievement of pre-established performance metrics for the year ending December 31, 2025 and will vest over a three year period, assuming continued employment through each applicable vesting date. The actual number of shares to be granted at the end of the performance period will range from 0% to 171% of the target number of shares depending on achievement relative to the performance metric over the applicable period.
We recognized stock-based compensation expense for the RSUs and PSUs of $69.4 million, $59.2 million and $51.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the total estimated remaining stock-based compensation expense for the aforementioned RSUs and PSUs was $100.2 million, which is expected to be recognized over a weighted average period of 2.2 years. The total fair value of RSUs and PSUs vested during the years ended December 31, 2025, 2024 and 2023 was approximately $107.1 million, $111.8 million and $82.2 million, respectively.
 14. Income Taxes
As described in Note 2, Summary of Significant Accounting Policies, we have elected to prospectively adopt the guidance in ASU 2023-09, Improvements to Income Taxes Disclosures. The following table is a reconciliation of the U.S. federal statutory rate of 21% to our effective tax rate for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09:

	Year Ended December 31,
	2025
	(dollars in thousands)
U.S. federal statutory income tax rate	$33,833	21%
State and local income taxes, net of federal benefit(1)	(1,083)	(1)
Tax credits	(11,424)	(7)
Nontaxable or nondeductible items
Excess tax benefits from stock-based compensation	(10,340)	(6)
Non-deductible officers' compensation	4,559	3
Other nondeductible items	896	1
Changes in unrecognized tax benefits	3,748	2
Provision for (benefit from) income taxes	$20,189	13%
(1)The state(s) that contribute to the majority (greater than 50%) of the tax effect in this category is California
The following table is a reconciliation of the U.S. federal statutory rate of 21% to our effective tax rate for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09:

	Year Ended December 31,
	2024	2023
U.S. federal statutory income tax rate	21%	21%
State and local income taxes, net of federal benefit	(2)	(44)
Change in valuation allowance	(37)	215
Stock-based compensation expense	(13)	(108)
Federal research and development tax credits	(10)	(93)
Non-deductible officers' compensation	5	79
Other permanent differences	—	(4)
Provision for (benefit from) income taxes	(36)%	66%

The (benefit from) provision for income tax consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current
Federal	$550	$26,452	$3,485
State and local	2,169	6,280	2,299
Foreign	11	30	—
Total current	2,730	32,762	5,784
Deferred
Federal	19,453	(46,578)	(477)
State and local	(1,994)	(39,930)	(12)
Total deferred	17,459	(86,508)	(489)
Total (benefit from) provision for income taxes	$20,189	$(53,746)	$5,295
The components of deferred tax assets (liabilities) were as follows (in thousands):

	December 31,
	2025	2024
Deferred income tax assets:
Net operating loss carryforwards	$39,660	$9,201
Research and development tax credits	36,205	24,326
Capitalized research and software costs	996	66,090
Stock-based compensation	3,252	413
Lease liability	9,939	11,139
Other	2,073	1,495
Total deferred tax assets	92,125	112,664
Deferred tax liabilities:
Property and equipment	$(2,524)	$(3,351)
Intangible assets	(12,514)	(15,387)
Capitalized commissions	(5,927)	(4,463)
State taxes	(8,170)	(7,749)
Lease asset	(4,148)	(4,695)
Other	(19)	(109)
Total deferred tax liabilities	(33,302)	(35,754)
Total net deferred tax liabilities	$58,823	$76,910
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
As of December 31, 2025, we had federal and state net operating loss carryforwards $146.8 million and $112.5 million, respectively. The federal net operating loss carryforwards do not expire and state net operating losses will begin to expire in 2028. As of December 31, 2025, we also had federal and state research and development credit carryforwards of $11.8 million and $36.9 million, respectively. The federal credit carryforwards will begin to expire in 2044, while the state credit carryforwards apply indefinitely. Utilization of our net operating loss and credit carryforwards may be subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.

The following is a reconciliation of the total amounts of reserves for unrecognized tax benefits from uncertain tax positions (in thousands):

	Year Ended December 31,
	2025	2024	2023
Unrecognized tax benefit beginning of year	$14,935	$12,315	$9,455
Increases-tax positions in prior year	416	1,203	—
Increases-tax positions in current year	3,418	3,732	2,860
Statute of limitation expiration	$—	$(2,315)	$—
Unrecognized tax benefit end of year	$18,769	$14,935	$12,315
As of December 31, 2025, we recorded gross uncertain tax benefits of $18.8 million a majority of which would impact our effective tax rate, if recognized. We accrued interest and penalties related to our uncertain income tax positions in our income tax expense, and the amount of interest and penalties accrued for the year ended December 31, 2025 and 2024 are immaterial.
We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. While the applicable statute of limitations are generally open for three to four years for the jurisdictions we file in, we remain subject to income tax examinations for years ended after December 31, 2019 for federal taxes and all years for most state jurisdictions due to the usage of carryforward attributes, such as net operating losses and research and development credits. As of December 31, 2025, we have not been notified for audit by the Internal Revenue Service or any significant state jurisdiction.
The following table presents income taxes paid (net of refunds received) for the year ended December 31, 2025 (in thousands):

Year Ended December 31,
2025
Federal taxes	$22,390
State taxes	6,450
International taxes	—
Cash paid for income taxes (net of refunds)	$28,840

15. Net Income Per Share
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
Net income per common share was the same for shares of our Class A and Class B common stock because they are entitled to the same liquidation and dividend rights and are therefore combined in the table below. The following table sets forth the computation of basic and diluted net income per common share (in thousands):

	Year Ended December 31,
	2025	2024	2023
Basic net income per share:
Numerator
Net income	$140,923	$204,068	$2,702
Less: undistributed earnings to participating securities	—	12	—
Net income attributable to common stockholders	$140,923	$204,056	$2,702
Denominator
Weighted average common shares outstanding	36,013	36,254	35,636
Less: Weighted average unvested restricted shares subject to repurchase	—	2	7
Weighted average common shares outstanding; basic	36,013	36,252	35,629
Net income per common share; basic	$3.91	$5.63	$0.08
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$140,923	$204,056	$2,702
Denominator
Weighted average common shares outstanding; basic	36,013	36,252	35,629
Add: Weighted average dilutive options outstanding	40	58	333
Add: Weighted average dilutive RSUs outstanding	274	472	455
Weighted average common shares outstanding; diluted	36,327	36,782	36,417
Net income per common share; diluted	$3.88	$5.55	$0.07
Potentially dilutive securities that are not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Unvested Restricted Stock Awards	—	—	6
Options	—	—	120
Restricted Stock Units	14	2	20
Total potentially dilutive securities	14	2	146
16. Workforce Reduction
During the year ended December 31, 2023, we implemented a plan to reduce our workforce by 149 employees in order to scale our business more efficiently. Impacted employees were notified in August 2023. There were no workforce reductions during the years ended December 31, 2025 and 2024.
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
17. Retirement Plans
We have a 401(k) retirement and savings plan made available to all employees. We may, at our discretion, make matching contributions to the 401(k) plan. Cash contributions to the plan were $7.7 million, $7.4 million, and $7.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
As of December 31, 2025, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth in the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2025.
The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their audit report which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting at December 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13(a)-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
Not applicable.
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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the registrant as currently in effect.	10-Q	001-37468	3.1	8/6/2015
3.2	Amended and Restated Bylaws of the registrant as currently in effect.	10-Q	001-37468	3.1	8/3/2020
4.1	Specimen Certificate for Class A Common Stock.	S-1/A	333-204262	4.1	6/4/2015
4.3	Description of Capital Stock of the registrant.	10-K	001-37468	4.3	2/6/2025
10.1	Industrial Lease, by and between the registrant and 50 Castilian Drive, LLC, effective December 6, 2019 (50 Castilian Drive, Goleta, CA 93117).	8-K	001-37468	10.1	12/11/2019
10.2	Industrial Lease, by and between the registrant and 50 Castilian Drive, LLC, effective December 6, 2019 (70 Castilian Drive, Goleta, CA 93117).	8-K	001-37468	10.2	12/11/2019
10.3	Industrial Lease, by and between the registrant and 50 Castilian Drive, LLC, effective December 6, 2019 (90 Castilian Drive, Goleta, CA 93117).	8-K	001-37468	10.3	12/11/2019
10.4	First Amendment to Industrial Lease, by and between the registrant and 50 Castilian Drive, LLC, effective February 10, 2022 (50 Castilian Drive, Goleta, CA 93117).	10-K	001-37468	10.4	2/28/2022
10.5	First Amendment to Industrial Lease, by and between the registrant and 50 Castilian Drive, LLC, effective February 10, 2022 (70 Castilian Drive, Goleta, CA 93117).	10-K	001-37468	10.5	2/28/2022
10.6	First Amendment to Industrial Lease, by and between the registrant and 50 Castilian Drive, LLC, effective February 10, 2022 (90 Castilian Drive, Goleta, CA 93117).	10-K	001-37468	10.6	2/28/2022
10.7	Sublease, by and between the registrant and Google LLC, effective July 10, 2023 (50 Castilian Drive, Goleta, CA 93117).	10-Q	001-37468	10.3	10/27/2023
10.8#	2015 Stock Incentive Plan and related form agreements.	S-1/A	333-204262	10.4	6/4/2015
10.9#	Form of Restricted Stock Unit Award Agreement (New Hire) under 2015 Stock Incentive Plan.	10-K	001-37468	10.16	2/28/2022
10.10#	Form of Restricted Stock Unit Award Agreement (Refresh) under 2015 Stock Incentive Plan.	10-K	001-37468	10.17	2/28/2022
10.11#	Form of Restricted Stock Unit Award Agreement (PSU) under 2015 Stock Incentive Plan.	10-K	001-37468	10.18	2/28/2022
10.12#	2025 Omnibus Incentive Plan.	10-Q	001-37468	10.1	7/26/2024
10.13#	Form of Restricted Stock Unit Award Agreement (New Hire) under 2025 Omnibus Incentive Plan.	10-K	001-37468	10.13	2/6/2025
10.14#	Form of Restricted Stock Unit Award Agreement (Refresh) under 2025 Omnibus Incentive Plan Incentive Plan.	10-K	001-37468	10.14	2/6/2025

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.15#	Form of Restricted Stock Unit Award Agreement (PSU) under 2025 Omnibus Incentive Plan.	10-K	001-37468	10.15	2/6/2025
10.16#	2025 Employee Stock Purchase Plan.	10-Q	001-37468	10.2	7/26/2024
10.17#	Amendment 2026-1 to AppFolio, Inc. 2025 Employee Stock Purchase Plan					X
10.18#	Transition and Separation Agreement, dated March 1, 2023, by and between Jason Randall and the registrant.	10-Q	001-37468	10.1	4/28/2023
10.19#	Employment agreement, dated March 1, 2023, between the registrant and William Shane Trigg.	10-Q	001-37468	10.2	4/28/2023
10.20#	Employment agreement between the registrant and Fay Sien Goon.	10-Q	001-37468	10.1	11/8/2021
10.21#	Separation Agreement, dated November 8, 2024, between the registrant and Fay Sien Goon.	8-K	001-37468	10.1	11/21/2024
10.22#	Employment Agreement, dated July 30, 2025, between the Registrant and Tim Eaton.	10-Q	001-37468	10.1	7/31/2025
10.23#	Employment Agreement, dated February 6, 2025, between the registrant and Elizabeth Barat.					X
10.124#	Employment Agreement, dated February 6, 2025, between the registrant and Matthew S. Mazza.	10-K	001-37468	10.25	2/6/2025
10.25#	Separation Agreement, dated November 19, 2025, by and between the registrant and Matthew S. Mazza.					X
10.26#	Nonemployee Director Deferred Compensation Plan.	10-K	001-37468	10.19	2/28/2022
10.27#	First Amendment to Non-Employee Director Deferred Compensation Plan.	10-Q	001-37468	10.1	4/24/2025
10.28#	Related form of Deferral Election under Nonemployee Director Deferred Compensation Plan.	10-K	001-37468	10.20	2/28/2022
10.29#	Form of Indemnification Agreement by and between the registrant and certain of its senior employees and directors.	10-K	001-37468	10.23	2/6/2025
10.30#	Agreement and Plan of Merger, dated October 22, 2024, among the registrant, Lilac Merger Sub, Inc., Move EZ, Inc. and WT Representative, LLC.	8-K	001-37468	2.1	10/24/2024
10.31#	Revolving credit facility agreement.	8-K	001-37468	10.1	10/3/2025
19	Insider Trading Policy of the registrant.					X
21.1	Subsidiaries of the registrant.					X
23.1	Consent of independent registered public accounting firm.					X
24.1	Power of Attorney (included on the signature page of this Annual Report).					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1#	Executive Compensation Recovery Policy.	10-K	001-37468	97.1	2/1/2024
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

#	Indicates a management contract or compensatory plan or arrangement
*	The certifications attached as Exhibit 32.1 accompany this Annual Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AppFolio, Inc.

Date:	February 5, 2026	By:	/s/ Shane Trigg
Shane Trigg
Chief Executive Officer
(Principal Executive Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Shane Trigg, Tim Eaton, and Don Rigler, his or her lawful attorneys-in-fact and agents, for such person in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Shane Trigg	President, Chief Executive Officer and Director (Principal Executive Officer)	February 5, 2026
Shane Trigg

/s/ Tim Eaton	Chief Financial Officer (Principal Financial Officer)	February 5, 2026
Tim Eaton

/s/ Don Rigler	Vice President of Accounting (Principal Accounting Officer)	February 5, 2026
Don Rigler

/s/ Andreas von Blottnitz	Chairman of the Board	February 5, 2026
Andreas von Blottnitz

/s/ Agnes Bundy Scanlan	Director	February 5, 2026
Agnes Bundy Scanlan

/s/ Janet Kerr	Director	February 5, 2026
Janet Kerr

/s/ Olivia Nottebohm	Director	February 5, 2026
Olivia Nottebohm

/s/ Winifred Webb	Director	February 5, 2026
Winifred Webb