Form 10-Q
period 2026-03-31
APPFOLIO INC
filed 2026-04-23
CIK 1433195

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026.
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

As of April 16, 2026, the number of shares of the registrant’s Class A common stock outstanding was 24,028,908 and the number of shares of the registrant’s Class B common stock outstanding was 11,329,625.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026 (this "Quarterly Report"), contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), which statements involve substantial risks and uncertainties. The forward-looking statements made in this Quarterly Report are intended to qualify for the protection of the safe harbor provided by the PSLRA and are based primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, cash flows and/or prospects. Forward-looking statements include all statements that are not statements of historical fact. Forward-looking statements can also be identified by words such as “may,” “will,” “should,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “future,” or “continue,” or the negative of these words or other similar terms or expressions. Examples of forward-looking statements include, among others, statements regarding changes in the competitive environment, responding to customer needs, research and product development plans, future products and services, growth in the size of our business and number of customers, strategic plans and objectives, the benefits or performance of our strategic investments, business forecasts and plans, our future or assumed financial condition, results of operations and liquidity, trends affecting our business and industry, capital needs and financing plans, capital resource allocation plans, share repurchase plans, and commitments and contingencies, including with respect to the outcome of legal proceedings or regulatory matters. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those risks, uncertainties and other factors described in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report and "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (our "Annual Report"), as well as in the other reports we file with the Securities and Exchange Commission (the "SEC"). You should read this Quarterly Report, and the other documents we file with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements. As such, you should not rely upon forward-looking statements as predictions of future events. Any forward-looking statement made by us in this Quarterly Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
APPFOLIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$147,412	$106,967
Investment securities—current	4,241	144,256
Accounts receivable, net	43,966	36,873
Prepaid expenses and other current assets	59,323	65,218
Total current assets	254,942	353,314
Property and equipment, net	22,449	23,228
Operating lease right-of-use assets	15,364	15,924
Capitalized software development costs, net	11,416	11,324
Goodwill	96,410	96,410
Intangible assets, net	36,269	38,826
Deferred income taxes	50,795	58,823
Long-term investments	77,668	77,033
Other long-term assets	15,247	14,085
Total assets	$580,560	$688,967
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,740	$4,123
Accrued employee expenses	25,163	59,774
Accrued expenses	21,436	20,829
Other current liabilities	22,018	22,121
Total current liabilities	72,357	106,847
Operating lease liabilities	31,981	33,287
Other liabilities	5,994	6,254
Total liabilities	110,332	146,388
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock	3	3
Class B common stock	1	1
Additional paid-in capital	295,114	284,054
Accumulated other comprehensive (loss) Income	(12)	30
Treasury stock	(298,273)	(172,480)
Retained earnings	473,395	430,971
Total stockholders’ equity	470,228	542,579
Total liabilities and stockholders’ equity	$580,560	$688,967
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue	$262,214	$217,702
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)(1)	94,975	79,498
Sales and marketing(1)	37,501	31,057
Research and product development(1)	49,629	43,758
General and administrative(1)	24,341	23,351
Depreciation and amortization	5,020	6,255
Total costs and operating expenses	211,466	183,919
Income from operations	50,748	33,783
Other income, net	569	56
Interest income, net	1,784	2,953
Income before provision for income taxes	53,101	36,792
Provision for income taxes	10,677	5,409
Net income	$42,424	$31,383

Net income per common share:
Basic	$1.19	$0.86
Diluted	$1.18	$0.86
Weighted average common shares outstanding:
Basic	35,699	36,302
Diluted	35,812	36,648
(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2026	2025
Stock-based compensation expense included in costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$1,088	$1,287
Sales and marketing	3,340	2,848
Research and product development	7,882	6,931
General and administrative	5,679	5,305
Total stock-based compensation expense	$17,989	$16,371

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$42,424	$31,383
Other comprehensive loss:
Changes in unrealized losses on investment securities, net of tax	(42)	(207)
Comprehensive income	$42,382	$31,176
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Class A		Class B		Capital	Income (Loss)	Stock	Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	24,335	$3	11,655	$1	$284,054	$30	$(172,480)	$430,971	$542,579
Exercise of stock options and issuance of common stock under the Employee Stock Purchase Plan	7	—	—	—	998	—	—	—	998
Stock-based compensation	—	—	—	—	18,219	—	—	—	18,219
Vesting of restricted stock units, net of shares withheld for taxes	65	—	—	—	(8,157)	—	—	—	(8,157)
Conversion of Class B common stock to Class A common stock	325	—	(325)	—	—	—	—	—	—
Repurchase of common stock	(703)	—	—	—	—	—	(125,793)	—	(125,793)
Other comprehensive loss	—	—	—	—	—	(42)	—	—	(42)
Net Income	—	—	—	—	—	—	—	42,424	42,424
Balance at March 31, 2026	24,029	$3	11,330	$1	$295,114	$(12)	$(298,273)	$473,395	$470,228

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Class A		Class B		Capital	Income (Loss)	Stock	Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	23,241	$2	13,163	$2	$254,821	$173	$(25,756)	$290,048	$519,290
Exercise of stock options	1	—	—	—	11	—	—	—	11
Stock-based compensation	—	—	—	—	16,483	—	—	—	16,483
Vesting of restricted stock units, net of shares withheld for taxes	60	—	—	—	(9,078)	—	—	—	(9,078)
Conversion of Class B common stock to Class A common stock	182	—	(182)	—	—	—	—	—	—
Repurchase on common stock	(445)	—	—	—	—	—	(95,763)	—	(95,763)
Other comprehensive loss	—	—	—	—	—	(207)	—	—	(207)
Net Income	—	—	—	—	—	—	—	31,383	31,383
Balance at March 31, 2025	23,039	$2	12,981	$2	$262,237	$(34)	$(121,519)	$321,431	$462,119
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash from operating activities
Net income	$42,424	$31,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,020	6,255
Amortization of operating lease right-of-use assets	560	501
Amortization of costs capitalized to obtain revenue contracts	3,168	2,720
Deferred income taxes	8,028	(5,541)
Stock-based compensation, including as amortized	17,989	16,371
Other	(523)	(917)
Changes in operating assets and liabilities:
Accounts receivable	(7,443)	(3,116)
Prepaid expenses and other assets	(8,206)	(5,460)
Accounts payable	(382)	2,546
Operating lease liabilities	(1,180)	(1,051)
Accrued expenses and other liabilities	(25,157)	(5,226)
Net cash provided by operating activities	34,298	38,465
Cash from investing activities
Purchases of available-for-sale investments	(42,663)	(62,302)
Proceeds from sales of available-for-sale investments	140,154	102,718
Proceeds from maturities of available-for-sale investments	42,360	42,150
Purchases of property and equipment	(231)	(230)
Capitalization of software development costs	(1,304)	(636)
Cash paid in business acquisition, net of cash acquired	—	(906)
Net cash provided by investing activities	138,316	80,794
Cash from financing activities
Proceeds from stock option exercises and the issuance of common stock under the Employee Stock Purchase Plan	998	11
Tax withholding for net share settlement	(8,157)	(9,078)
Purchase of common stock	(125,010)	(95,763)
Net cash used in financing activities	(132,169)	(104,830)
Net increase in cash, cash equivalents and restricted cash	40,445	14,429
Cash, cash equivalents and restricted cash
Beginning of period	107,217	42,754
End of period	$147,662	$57,183
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$147,412	$56,933
Restricted cash included in prepaid expenses and other current assets	250	250
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$147,662	$57,183
Supplemental disclosure of cash flow information
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$1,666	$1,558

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
 2. Summary of Significant Accounting Policies
Basis of Presentation and Significant Accounting Policies
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report, which was filed with the SEC on February 5, 2026. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim Condensed Consolidated Financial Statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of our Condensed Consolidated Financial Statements. The operating results for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the full year ending December 31, 2026.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue, expenses, other income, and provision for income taxes during the reporting period. Assets and liabilities which are subject to judgment and use of estimates include the fair value of financial instruments, the fair value of privately-held strategic investments, useful lives of property and equipment and intangible assets, capitalized software development costs, incremental borrowing rate applied in lease accounting, the period of benefit associated with deferred costs, stock-based compensation, income taxes, and contingencies. Actual results could differ from those estimates and any such differences may have a material impact on our Consolidated Financial Statements.
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
Our CODM uses consolidated net income (loss) as the sole measure of segment profit or loss. Significant segment expenses include cost of revenue (excluding depreciation and amortization), sales and marketing, research and product development, general and administrative expenses, and depreciation and amortization. For expenses incurred during the three months ended March 31, 2026 and 2025, refer to our Condensed Consolidated Statements of Operations. Stock-based compensation expense is also recognized as a significant segment expense. Details regarding this expense for the three months ended March 31, 2026 and 2025 is included in the parenthetical note to the respective Condensed Consolidated Statements of Operations.

Recent Accounting Pronouncements Adopted
In July 2025, the Financial Accounting Standards Board ("FASB") issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326-202 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities, that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The guidance will be applied on a prospective basis and is effective for calendar year-end public business entities in the 2026 annual period and its interim periods, with early adoption permitted. We adopted the standard from January 1, 2026 prospectively. The adoption of the standard has no material impact on our financial statements.
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
 3. Revenue and Deferred Costs
The following table presents our revenue categories for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Subscription Services	$58,222	$49,513
Value Added Services	201,363	164,706
Other	2,629	3,483
Total revenue	$262,214	$217,702
Our revenue is generated primarily from customers in the United States.
Deferred Costs
Deferred costs were $23.8 million and $22.8 million as of March 31, 2026 and December 31, 2025, respectively, of which $11.8 million and $11.2 million, respectively, are included in Prepaid expenses and other current assets and $12.0 million and $11.6 million, respectively, are included in Other long-term assets in the accompanying Condensed Consolidated Balance Sheets. Amortization expense for deferred costs was $3.2 million, and $2.7 million for three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026 and 2025, no impairments were identified in relation to the costs capitalized for the periods presented.
Remaining Performance Obligations
Transaction price allocated to remaining performance obligations (“RPO”) represents contracted revenue that has not been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods. RPO does not include revenue related to performance obligations that are part of a contract with an original expected duration of one year or less or related to usage-based Value Added Services that are billed in arrears.
As of March 31, 2026, the total non-cancelable RPO under our contracts with customers was $103.6 million, and we expect to recognize revenue on approximately 40.3% of these RPO over the following 12 months, with the balance to be recognized thereafter. During the three months ended March 31, 2026, we recognized revenue of $8.9 million, that was included in the RPO at the beginning of the period presented.

 4. Investment Securities and Fair Value Measurements
Investment Securities
Investment securities classified as available-for-sale consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	4,242	—	(1)	4,241
Total available-for-sale investment securities	$4,242	$—	$(1)	$4,241

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	144,216	40	—	144,256
Total available-for-sale investment securities	$144,216	$40	$—	$144,256
As of March 31, 2026, for available-for-sale debt securities in an unrealized loss position, the Company evaluated whether any portion of the decline in fair value below amortized cost was due to credit losses. Based on this evaluation, and considering that it is more likely than not that the Company will hold the securities until maturity or recovery of the cost basis, no allowance for credit losses was recorded for available-for-sale investment securities as of March 31, 2026 or December 31, 2025.
The fair values of available-for-sale investment securities, by remaining contractual maturity, are as follows (in thousands):

	March 31, 2026		December 31, 2025
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,242	$4,241	$144,216	$144,256
Total available-for-sale investment securities	$4,242	$4,241	$144,216	$144,256
During the three months ended March 31, 2026 and 2025, we had sales and maturities of investment securities, as follows (in thousands):

	Three Months Ended March 31, 2026
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
U.S. government and agency securities	$—	$(61)	$140,154	$42,360
Total	$—	$(61)	$140,154	$42,360

	Three Months Ended March 31, 2025
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
U.S. government and agency securities	61	(5)	102,718	42,150
Total	$61	$(5)	$102,718	$42,150
The tables above do not include our strategic investments of non-marketable equity investments in privately-held companies, which are recorded in long-term investments in our Condensed Consolidated Balance Sheets. These strategic investments consist of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Second Nature	$75,000	$75,000
Others	2,668	2,033
Total long-term investments	$77,668	$77,033
The cumulative amount of upward adjustments recognized on our strategic investments of non-marketable equity investments was $0.6 million, all of which was recorded during the first quarter of 2026 for our investment in a privately held technology company. There is no cumulative amount of downward adjustment as of March 31, 2026.
There were no realized or unrealized gains or losses from remeasurement of investments in equity securities under the measurement alternative for the three months ended March 31, 2025.
Fair Value Measurements
Recurring Fair Value Measurements
The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 by level within the fair value hierarchy (in thousands):

	March 31, 2026
	Level 1	Level 2	Total Fair Value
Cash equivalents:
Money market funds	$108,701	$—	$108,701
Available-for-sale investment securities:
U.S. government and agency securities	—	4,241	4,241
Total	$108,701	$4,241	$112,942

	December 31, 2025
	Level 1	Level 2	Total Fair Value
Cash equivalents:
Money market funds	$89,365	$—	$89,365
Available-for-sale investment securities:
U.S. government and agency securities	—	144,256	144,256
Total	$89,365	$144,256	$233,621
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
Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
Strategic investments primarily include equity investments in privately-held companies, which do not have a readily determinable fair value. Strategic investments are classified as Level 3 in the fair value hierarchy, as their nonrecurring fair value measurements may include observable and unobservable inputs. As of March 31, 2026 and December 31, 2025, the balance of strategic investments was $77.7 million and $77.0 million, respectively. We recognized a net unrealized gain of $0.6 million in connection with our investment in a privately held technology company in Other income, net in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2026. We did not recognize any net unrealized gain or loss for our strategic investments for the three months ended March 31, 2025.

 5. Other Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Income tax receivable(1)	$17,365	$27,133
Prepaid expenses	24,151	15,707
Deferred commissions(2)	11,784	11,166
Deposits for insurance services(3)	4,545	7,765
Other	1,478	3,447
Total Prepaid expenses and other current assets	$59,323	$65,218
(1)For additional information on income tax, refer to Note 9, Income Taxes.
(2)For additional information on deferred commissions, refer to Deferred Costs in Note 3, Revenue and Deferred Costs.
(3)For additional information on deposits held with a third party related to requirements to maintain collateral for insurance services, refer to "Legal Liability to Landlord Insurance" in Note 6, Commitments and Contingencies.
Accrued Employee Expenses
Accrued employee expenses consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued bonuses(1)	$7,985	$43,298
Accrued payroll and other	17,178	16,476
Total accrued employee expenses	$25,163	$59,774
(1)Accrued bonuses decreased significantly as of March 31, 2026, due to the payment of 2025 annual bonuses in the first quarter of 2026.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Unearned premium liabilities(1)	$7,422	$6,662
Insurance reserves(2)	7,482	6,630
Operating lease liabilities-current	4,998	4,873
Other	2,116	3,956
Total other current liabilities	$22,018	$22,121
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
(2)For additional information on insurance reserves, refer to "Legal Liability to Landlord Insurance" in Note 6, Commitments and Contingencies.

 6. Commitments and Contingencies
Legal Liability to Landlord Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc., which was established in connection with reinsuring liability to landlord insurance policies offered to our customers by our third-party service provider. We assume a 100% quota share of the liability to landlord insurance policies placed with our customers by our third-party service provider. We accrue for reported claims, and include an estimate of losses incurred but not reported by our property manager customers, in cost of revenue because we bear the risk related to all such claims. Our estimated liability for reported claims and incurred but not reported claims as of March 31, 2026 and December 31, 2025 was $7.5 million and $6.6 million, respectively, and is included in Other current liabilities on our Condensed Consolidated Balance Sheets.
Included in Prepaid expenses and other current assets as of March 31, 2026 and December 31, 2025 are $4.5 million and $7.8 million, respectively, of deposits held with a third party related to requirements to maintain collateral for this insurance service.
Commitments
In January 2026, we entered into an agreement with vendors for certain cloud computing services. We are committed to spend a minimum of at least $219.3 million through 2031, of which $36.2 million is short-term. We may pay more than the minimum purchase commitment to our cloud-computing vendors based on usage.
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
As of March 31, 2026, there were no outstanding borrowings under the Credit Facility, and we were in compliance with the covenants under the Credit Facility.
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
During the first quarter of 2026, we repurchased 702,502 shares of our Class A common stock through open market repurchases under the 2025 Stock Repurchase Program at an average purchase price of $177.95 per share, inclusive of broker commissions, for an aggregate repurchase price of $125.0 million, which was recorded as a reduction to stockholders' equity. As of March 31, 2026, the amount remaining available for repurchases under the 2025 Stock Repurchase Program was $125.0 million.

 8. Stock-Based Compensation
Restricted Stock Units
A summary of activity in connection with our restricted stock units ("RSUs") for the three months ended March 31, 2026, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2025	627	$200.81
Granted	402	201.66
Vested	(108)	180.60
Forfeited	(13)	203.14
Unvested as of March 31, 2026	908	$203.45
Unvested RSUs as of March 31, 2026 were composed of 0.8 million RSUs with only service conditions and 0.1 million performance share units ("PSUs") with both service conditions and performance conditions. RSUs granted with only service conditions generally vest over a four-year period, assuming continued employment through the applicable vesting date. The number of PSUs granted, as included in the above table, assumes achievement of the performance metrics at 100% of the performance target. The unvested PSUs as of March 31, 2026, are subject to vesting based on the achievement of pre-established performance metrics for the year ending December 31, 2026 and will vest over a three year period, assuming continued employment through each applicable vesting date. The actual number of shares to be granted at the end of the performance period will range from 0% to 150% of the target number of shares depending on achievement relative to the performance metrics over the applicable period; however, performance-based compensation expense is included in calculating achievement of the performance metrics, resulting in an effective maximum payout of approximately 135% of target.
We recognized stock-based compensation expense for the RSUs and PSUs of $17.7 million and $16.0 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the total estimated remaining stock-based compensation expense for the aforementioned RSUs and PSUs was $148.3 million, which is expected to be recognized over a weighted average period of 2.7 years.
 9. Income Taxes
We calculate our provision for income taxes on a quarterly basis by applying an estimated annual effective tax rate to income (loss) from operations and by calculating the tax effect of discrete items recognized during the quarter.
For the three months ended March 31, 2026, we recorded income tax expense of $10.7 million, representing an effective tax rate of 20.1%. Our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to research and development tax credits, partially offset by state income taxes and non-deductible officers' compensation. For the three months ended March 31, 2025, our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to excess tax benefits from stock-based compensation and research & development tax credits, partially offset by state income taxes and non-deductible officers' compensation.
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

10. Net Income Per Share
Net income per common share was the same for shares of our Class A and Class B common stock because they are entitled to the same liquidation and dividend rights and are therefore combined in the table below. The following table sets forth the computation of basic and diluted net income per common share (in thousands):

	Three Months Ended March 31,
	2026	2025
Basic net income per share:
Numerator
Net income attributable to common stockholders	$42,424	$31,383
Denominator
Weighted average common shares outstanding; basic	35,699	36,302
Net income per common share; basic	$1.19	$0.86
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$42,424	$31,383
Denominator
Weighted average common shares outstanding; basic	35,699	36,302
Add: Weighted average dilutive options outstanding	22	39
Add: Weighted average dilutive restricted stock units outstanding	91	307
Weighted average common shares outstanding; diluted	35,812	36,648
Net income per common share; diluted	$1.18	$0.86
Potentially dilutive securities that are not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Restricted stock units	385	45
Total potentially dilutive securities	385	45
11. Subsequent Event
In April 2026, we purchased a minority, non-controlling equity interest in a private company, for $10.0 million, paid with cash on hand.

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
Financial Highlights for the First Quarter of 2026
•Revenue grew 20% year-over-year to $262.2 million.
•Total property management units under management grew 8% year-over-year to 9.5 million.
•GAAP operating income was $50.7 million, or 19.4% of revenue, compared to GAAP operating income of $33.8 million, or 15.5% of revenue in Q1 2025.
•Non-GAAP operating income was $71.5 million, or 27.3% of revenue, compared to non-GAAP operating income of $53.0 million, or 24.3% of revenue in Q1 2025.
•Net cash provided by operating activities was $34.3 million, or 13.1% of revenue, compared to $38.5 million, or 17.7% of revenue in Q1 2025.
•Repurchased 703 thousand shares of the Company's Class A common stock for $125 million.
Key Business Metric
Property management units under management. We believe that our ability to increase our number of property management units under management is an indicator of our market penetration, growth, and potential future business opportunities. We define property management units under management as active or committed units under management at the period end date. We had 9.5 million and 8.8 million property management units under management as of March 31, 2026 and 2025, respectively.
Key Components of Results of Operations
Revenue
Our Subscription Services and certain of our Value Added Services are offered on a subscription basis. The subscription fees for our services vary by property type and are designed to scale with the size of our customers’ businesses. We recognize revenue for subscription-based services on a straight-line basis over the contract term beginning on the date that our service is made available. We generally invoice monthly or, to a lesser extent, annually in advance of a subscription period.
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
Other revenue includes fees from one-time services related to the implementation of our software solutions and other recurring or one-time fees related to our customers who are not otherwise using our Subscription Services. This includes legacy customers of businesses we have acquired where the customers haven't migrated to our Subscription Services. The fees for implementation and data migration services are billed upon signing our core subscription contract and are recognized as revenue in the period the service is rendered. Other services are billed when the services rendered are completed and delivered to the customer or billed in advance and deferred over the subscription period.
As of March 31, 2026 and 2025, we had 22,520 and 21,105 property management customers, respectively.

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
Provision for income taxes. Provision for income taxes consists of federal and state income taxes in the United States.
Results of Operations
Revenue

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Subscription Services	$58,222	$49,513	$8,709	18%
Value Added Services	201,363	164,706	36,657	22%
Other	2,629	3,483	(854)	(25)%
Total revenue	$262,214	$217,702	$44,512	20%
The increase in revenue for the three months ended March 31, 2026, compared to the same period in the prior year, was primarily attributable to an increase in the usage of our payments, tenant screening, and risk mitigation services. During the three months ended March 31, 2026, we also experienced growth of 8% in the number of property management units under management compared to the same period in the prior year, which drove growth in users of our Subscription Services and Value Added Services.

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
Cost of Revenue (Exclusive of Depreciation and Amortization)

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$94,975	$79,498	$15,477	19%
Percentage of revenue	36.2%	36.5%
Stock-based compensation, included above	$1,088	$1,287	$(199)	(15)%
Percentage of revenue	0.4%	0.6%
Cost of revenue (exclusive of depreciation and amortization) increased for the three months ended March 31, 2026, compared to the same period in the prior year. The increase was primarily driven by higher third-party service provider costs of $14.6 million due to increased adoption and usage of our Value Added Services for the respective three-month periods.
We expect cost of revenue (exclusive of depreciation and amortization) for the year ending December 31, 2026, to stay relatively flat as a percentage of revenue compared to the year ended December 31, 2025.
Sales and Marketing

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Sales and marketing	$37,501	$31,057	$6,444	21%
Percentage of revenue	14.3%	14.3%
Stock-based compensation, included above	$3,340	$2,848	$492	17%
Percentage of revenue	1.3%	1.3%
Sales and marketing expense increased for the three months ended March 31, 2026, compared to the same period in the prior year. The increase was primarily due to a $4.5 million increase in personnel-related costs, including stock-based and performance-based compensation, to support growth in the business, combined with a $1.1 million increase in advertising and promotion expense due to increased targeted go-to-market investment, for the respective three-month periods.
We expect sales and marketing expense for the year ending December 31, 2026 to stay relatively flat as a percentage of revenue compared to the year ended December 31, 2025.
Research and Product Development

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Research and product development	$49,629	$43,758	$5,871	13%
Percentage of revenue	18.9%	20.1%
Stock-based compensation, included above	$7,882	$6,931	$951	14%
Percentage of revenue	3.0%	3.2%
Research and product development expense increased for the three months ended March 31, 2026, compared to the same period in the prior year. The increase was primarily due to a $4.8 million increase in personnel-related costs, including stock-based and performance-based compensation, net of capitalized software development costs driven by headcount growth, for the respective three-month periods.

We expect research and product development expenses for the year ending December 31, 2026 to stay relatively flat as a percentage of revenue compared to the year ended December 31, 2025.
General and Administrative

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
General and administrative	$24,341	$23,351	$990	4%
Percentage of revenue	9.3%	10.7%
Stock-based compensation, included above	$5,679	$5,305	$374	7%
Percentage of revenue	2.2%	2.4%
General and administrative expense stayed relatively flat for the three months ended March 31, 2026, compared to the same period in the prior year.
We expect general and administrative expenses for the year ending December 31, 2026 to stay relatively flat as a percentage of revenue compared to the year ended December 31, 2025.
Depreciation and Amortization

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Depreciation and amortization	$5,020	$6,255	$(1,235)	(20)%
Percentage of revenue	1.9%	2.9%
Depreciation and amortization expense for the three months ended March 31, 2026 decreased, compared to the same period in the prior year as various assets have reached the end of their useful life.
We expect depreciation and amortization expenses for the year ending December 31, 2026 to stay relatively flat as a percentage of revenue compared to the year ended December 31, 2025.
Interest Income, Net

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Interest income, net	$1,784	$2,953	$(1,169)	(40)%
Percentage of revenue	0.7%	1.4%
Interest income for the three months ended March 31, 2026 decreased, compared to the same period in the prior year, primarily due to the sale of available-for-sale investment securities and lower interest rates.
Provision for income taxes

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Income before provision for income taxes	$53,101	$36,792	$16,309	44%
Provision for income taxes	$10,677	$5,409	$5,268	97%
Effective tax rate	20.1%	14.7%
For the three months ended March 31, 2026, we recorded income tax expense of $10.7 million, representing an effective tax rate of 20.1%. Our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to research & development tax credits, partially offset by state income taxes and non-deductible officers' compensation. For the three months ended March 31, 2025, our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to excess tax benefits from stock-based compensation and research & development tax credits, partially offset by state income taxes and non-deductible officers' compensation.
The increase in our effective tax rate for the three months ended March 31, 2026, as compared to the same period in 2025, is primarily driven by higher pre-tax income and a decrease in excess tax benefits from stock-based compensation.
Liquidity and Capital Resources
Our principal sources of liquidity continue to be cash, cash equivalents, and investment securities, as well as cash flows generated from our operations. As of March 31, 2026, we had $151.7 million in cash, cash equivalents, and investment securities. We have financed our operations primarily through cash generated from operations.
In addition, to optimize our capital structure, on September 30, 2025, we entered into the Credit Facility which provides for a $150.0 million senior secured revolving credit facility, including sublimits of $25.0 million for letters of credit and $25.0 million for swingline loans, and is scheduled to mature on September 30, 2030. We did not draw on the Credit Facility during the first quarter of 2026, and as of March 31, 2026, we had no outstanding borrowings under the Credit Facility and were in compliance with the covenants under the Credit Facility. For more information regarding the Credit Facility, refer to "Credit Facility" in Note 6, Commitments and Contingencies, of our Condensed Consolidated Financial Statements.
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
During the first quarter of 2026, we repurchased 702,502 shares of our Class A common stock under the 2025 Stock Repurchase Program at an average purchase price of $177.95 per share, inclusive of broker commissions, for an aggregate repurchase price of $125.0 million, which was recorded as a reduction to stockholders' equity. As of March 31, 2026, the amount remaining available for repurchases under the 2025 Stock Repurchase Program was $125.0 million. For more information regarding our share repurchases, refer to Note 7, Share Repurchase Program, of our Condensed Consolidated Financial Statements of this Quarterly Report.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$34,298	$38,465
Net cash provided by investing activities	138,316	80,794
Net cash used in financing activities	(132,169)	(104,830)
Net increase in cash, cash equivalents and restricted cash	$40,445	$14,429
Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our Subscription Services and Value Added Services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
The net increase in cash provided by operating activities for the three months ended March 31, 2026, compared to the same period in the prior year, was primarily due to higher cash collections from customers relative to the increase in operating expenditures.

Investing Activities
Cash provided by investing activities is generally composed of the cash paid in purchases of investment securities, maturities and sales of investment securities, purchases of property and equipment, business acquisition, net of cash acquired, and additions to capitalized software development.
The net increase in cash provided by investing activities for the three months ended March 31, 2026, compared to the same period in the prior year, was primarily due to higher sales and maturities of investment securities, and lower purchases of available-for-sale investment securities. For additional information, see Note 4. Investment Securities and Fair Value Measurements, of our Condensed Consolidated Financial Statements.
Financing Activities
Cash used in financing activities is generally composed of net share settlements for employee tax withholdings associated with the vesting of equity awards and repurchases of our Class A common stock offset by proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan.
The net increase in cash used in financing activities for the three months ended March 31, 2026, compared to the same period in the prior year, was primarily due to repurchases of our Class A common stock.
Non-GAAP Financial Measures
To supplement our Condensed Consolidated Financial Statements, which are prepared and presented in accordance with accounting principles generally accepted in the United States ("GAAP"), this Annual Report contains information regarding our non-GAAP income from operations ("Non-GAAP Operating Income") and non-GAAP operating margin ("Non-GAAP Operating Margin"), each of which constitutes a non-GAAP financial measure. We use these non-GAAP financial measures in addition to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP.
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
Our non-GAAP financial measures may not provide information that is directly comparable to that provided by other companies in our industry, as other companies may calculate non-GAAP financial results differently. In addition, there are limitations in using non-GAAP financial measures because non-GAAP financial measures are not prepared in accordance with GAAP and can exclude expenses that may have a material impact on our reported financial results. As such, non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. A reconciliation of income from operations, the most comparable GAAP measure, to Non-GAAP operating income and operating margin, is provided in the table below. We encourage investors to review the reconciliation of these historical non-GAAP financial measures to their most directly comparable GAAP financial measures.

Reconciliation from GAAP to Non-GAAP Results
(in thousands except percentages)

	Three Months Ended March 31,
	2026	2025
Income from operations:
GAAP income from operations	$50,748	$33,783
Stock-based compensation expense	17,989	16,371
Amortization of stock-based compensation capitalized in software development costs	241	241
Amortization of purchased intangibles	2,558	2,558
Non-GAAP income from operations	$71,536	$52,953

Operating margin:
GAAP operating margin	19.4%	15.5%
Stock-based compensation expense as a percentage of revenue	6.8	7.5
Amortization of stock-based compensation capitalized in software development costs as a percentage of revenue	0.1	0.1
Amortization of purchased intangibles as a percentage of revenue	1.0	1.2
Non-GAAP operating margin	27.3%	24.3%
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
Investment Securities
As of March 31, 2026, we had $4.2 million of investment securities consisting of United States government and agency securities. The primary objective of investing in securities is to support our liquidity and capital needs. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
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
Item 1A. Risk Factors
An investment in our Class A common stock involves risks. Before making an investment decision, you should carefully consider all of the information in this Quarterly Report, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Condensed Consolidated Financial Statements and related notes. In addition, you should carefully consider the risks and uncertainties described in the section entitled “Risk Factors” in our Annual Report, which was filed with the SEC on February 5, 2026. If any of the identified risks are realized, our business, financial condition, operating results, cash flows and prospects could be materially and adversely affected. In that case, the trading price of our Class A common stock may decline. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results, cash flows and prospects. As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed under the section entitled "Risk Factors" in Part I, Item IA of our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes our repurchases of our Class A common stock during the three months ended March 31, 2026.

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands)		(in thousands)	(in millions)
January 1, 2026 to January 31, 2026	—	$—	—	$250.0
February 1, 2026 to February 28, 2026	609	$177.31	609	$142.1
March 1, 2026 to March 31, 2026	94	$182.07	94	$125.0
Total	703	$177.95	703
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
(2) Average price paid per share inclusive of broker commissions.
Item 5. Other Information
(c)    On March 12, 2026, Janet Kerr, a member of our Board, adopted a Rule 10b5-1 trading arrangement providing for the sale of up to 3,500 shares of our Class A common stock between June 30, 2026 and December 31, 2026. This trading arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
On March 13, 2026, Don Rigler, our Vice President of Accounting (Principle Accounting Officer), adopted a Rule 10b5-1 trading arrangement providing for the sale of up to 1,650 shares of our Class A common stock between June 12, 2026 and November 13, 2028. This trading arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
On March 6, 2026, Evan Pickering, our General Counsel and Corporate Secretary, terminated a Rule 10b5-1 trading arrangement that he had adopted on May 15, 2025, prior to his appointment as an officer (as defined in Rule 16a-1(f) under the Exchange Act). This trading arrangement provided for the sale between August 10, 2025 and May 1, 2026 of an indeterminate number of shares of our Class A common stock received by Mr. Pickering in connection with the vesting in between August 10,

2025 and February 10, 2026 of certain RSUs and PSUs held by Mr. Pickering. The actual number of shares of Class A common stock sold depended on the vesting of the RSUs and PSUs and the number of shares withheld to satisfy tax withholding obligations. This trading arrangement was entered into during an open trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
On March 13, 2026, Mr. Pickering adopted a new Rule 10b5-1 trading arrangement providing for the sale between June 12, 2026 and June 30, 2028 of (i) up to 1,554 shares of our Class A common stock and (ii) an indeterminate number of shares of our Class A common stock received by Mr. Pickering in connection with the vesting between May 10, 2026 and May 10, 2028 of certain RSUs and PSUs held by Mr. Pickering. The actual number of shares of Class A common stock sold will depend on the vesting of the RSUs and PSUs and the number of shares withheld to satisfy tax withholding obligations. This trading arrangement was entered into during an open trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
On March 13, 2026, Tim Eaton, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale between June 15, 2026 and November 22, 2027 of (i) up to 2,211 shares of our Class A common stock and (ii) an indeterminate number of shares of our Class A common stock received by Mr. Eaton in connection with the vesting between May 10, 2026 and November 10, 2027 of certain RSUs and PSUs held by Mr. Eaton. The actual number of shares of Class A common stock sold will depend on the vesting of the RSUs and PSUs and the number of shares withheld to satisfy tax withholding obligations. This trading arrangement was entered into during an open trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1	Second Amended and Restated Employment Agreement, dated April 9, 2026, by and between Shane Trigg and the Company
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended
32.1*	Certifications of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in any such filing.

Table of Contents
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AppFolio, Inc.

Date:	April 23, 2026	By:	/s/ Shane Trigg
Shane Trigg
Chief Executive Officer
(Principal Executive Officer)

Date:	April 23, 2026	By:	/s/ Tim Eaton
Tim Eaton
Chief Financial Officer
(Principal Financial Officer)