Form 10-Q
period 2026-06-30
APPFOLIO INC
filed 2026-07-23
CIK 1433195

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026.
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

As of July 16, 2026, the number of shares of the registrant’s Class A common stock outstanding was 24,087,367 and the number of shares of the registrant’s Class B common stock outstanding was 11,329,625.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026 (this "Quarterly Report"), contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), which statements involve substantial risks and uncertainties. The forward-looking statements made in this Quarterly Report are intended to qualify for the protection of the safe harbor provided by the PSLRA and are based primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, cash flows and/or prospects. Forward-looking statements include all statements that are not statements of historical fact. Forward-looking statements can also be identified by words such as “may,” “will,” “should,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “future,” or “continue,” or the negative of these words or other similar terms or expressions. Examples of forward-looking statements include, among others, statements regarding changes in the competitive environment, responding to customer needs, research and product development plans, including with respect to artificial intelligence, future products and services, growth in the size of our business and number of customers, strategic plans and objectives, the benefits or performance of our strategic investments, business forecasts and plans, our future or assumed financial condition, results of operations and liquidity, trends affecting our business and industry, capital needs and financing plans, capital resource allocation plans, share repurchase plans, and commitments and contingencies, including with respect to the outcome of legal proceedings or regulatory matters. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those risks, uncertainties and other factors described in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report and "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (our "Annual Report"), as well as in the other reports we file with the Securities and Exchange Commission (the "SEC"). You should read this Quarterly Report, and the other documents we file with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements. As such, you should not rely upon forward-looking statements as predictions of future events. Any forward-looking statement made by us in this Quarterly Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
APPFOLIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$217,401	$106,967
Investment securities—current	4,284	144,256
Accounts receivable, net	50,442	36,873
Prepaid expenses and other current assets	53,058	65,218
Total current assets	325,185	353,314
Property and equipment, net	21,464	23,228
Operating lease right-of-use assets	14,798	15,924
Capitalized software development costs, net	11,444	11,324
Goodwill	96,410	96,410
Intangible assets, net	33,711	38,826
Deferred income taxes	42,819	58,823
Long-term investments	87,668	77,033
Other long-term assets	14,872	14,085
Total assets	$648,371	$688,967
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,776	$4,123
Accrued employee expenses	30,010	59,774
Accrued expenses	26,990	20,829
Other current liabilities	23,106	22,121
Total current liabilities	84,882	106,847
Operating lease liabilities	30,660	33,287
Other liabilities	6,687	6,254
Total liabilities	122,229	146,388
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock	3	3
Class B common stock	1	1
Additional paid-in capital	309,484	284,054
Accumulated other comprehensive (loss) Income	(12)	30
Treasury stock	(298,273)	(172,480)
Retained earnings	514,939	430,971
Total stockholders’ equity	526,142	542,579
Total liabilities and stockholders’ equity	$648,371	$688,967
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$281,124	$235,575	$543,338	$453,277
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)(1)	102,595	83,827	197,570	163,325
Sales and marketing(1)	43,944	36,776	81,445	67,833
Research and product development(1)	50,997	46,674	100,626	90,432
General and administrative(1)	25,626	21,936	49,967	45,287
Depreciation and amortization	4,985	5,850	10,005	12,105
Total costs and operating expenses	228,147	195,063	439,613	378,982
Income from operations	52,977	40,512	103,725	74,295
Other (loss) income, net	(1)	(11)	568	45
Interest income, net	1,435	1,466	3,219	4,419
Income before provision for income taxes	54,411	41,967	107,512	78,759
Provision for income taxes	12,867	5,987	23,544	11,396
Net income	$41,544	$35,980	$83,968	$67,363

Net income per common share:
Basic	$1.17	$1.00	$2.36	$1.87
Diluted	$1.17	$0.99	$2.36	$1.85
Weighted average common shares outstanding:
Basic	35,391	35,922	35,544	36,111
Diluted	35,461	36,204	35,635	36,425
(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based compensation expense included in costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$1,246	$1,419	$2,334	$2,706
Sales and marketing	3,633	3,045	6,973	5,893
Research and product development	8,918	8,176	16,800	15,107
General and administrative	6,674	5,659	12,353	10,964
Total stock-based compensation expense	$20,471	$18,299	$38,460	$34,670

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$41,544	$35,980	$83,968	$67,363
Other comprehensive loss:
Changes in unrealized losses on investment securities, net of tax	—	(37)	(42)	(244)
Comprehensive income	$41,544	$35,943	$83,926	$67,119
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Class A		Class B		Capital	Income (Loss)	Stock	Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	24,335	$3	11,655	$1	$284,054	$30	$(172,480)	$430,971	$542,579
Exercise of stock options and issuance of common stock under the Employee Stock Purchase Plan	7	—	—	—	998	—	—	—	998
Stock-based compensation	—	—	—	—	18,219	—	—	—	18,219
Vesting of restricted stock units, net of shares withheld for taxes	65	—	—	—	(8,157)	—	—	—	(8,157)
Conversion of Class B common stock to Class A common stock	325	—	(325)	—	—	—	—	—	—
Repurchase of common stock	(703)	—	—	—	—	—	(125,793)	—	(125,793)
Other comprehensive loss	—	—	—	—	—	(42)	—	—	(42)
Net Income	—	—	—	—	—	—	—	42,424	42,424
Balance at March 31, 2026	24,029	$3	11,330	$1	$295,114	$(12)	$(298,273)	$473,395	$470,228
Stock-based compensation	—	—	—	—	20,691	—	—	—	20,691
Vesting of restricted stock units, net of shares withheld for taxes	58	—	—	—	(6,321)	—	—	—	(6,321)
Net Income	—	—	—	—	—	—	—	41,544	41,544
Balance at June 30, 2026	24,087	$3	11,330	$1	$309,484	$(12)	$(298,273)	$514,939	$526,142

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Class A		Class B		Capital	Income (Loss)	Stock	Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	23,241	$2	13,163	$2	$254,821	$173	$(25,756)	$290,048	$519,290
Exercise of stock options	1	—	—	—	11	—	—	—	11
Stock-based compensation	—	—	—	—	16,483	—	—	—	16,483
Vesting of restricted stock units, net of shares withheld for taxes	60	—	—	—	(9,078)	—	—	—	(9,078)
Conversion of Class B common stock to Class A common stock	182	—	(182)	—	—	—	—	—	—
Repurchase of common stock	(445)	—	—	—	—	—	(95,763)	—	(95,763)
Other comprehensive loss	—	—	—	—	—	(207)	—	—	(207)
Net Income	—	—	—	—	—	—	—	31,383	31,383
Balance at March 31, 2025	23,039	$2	12,981	$2	$262,237	$(34)	$(121,519)	$321,431	$462,119
Exercise of stock options	8	—	—	—	117	—	—	—	117
Stock based compensation	—	—	—	—	18,448	—	—	—	18,448
Vesting of restricted stock units, net of shares withheld for taxes	68	—	—	—	(10,020)	—	—	—	(10,020)
Repurchase of common stock	(244)	—	—	—	—	—	(50,961)	—	(50,961)
Other comprehensive loss	—	—	—	—	—	(37)	—	—	(37)
Net Income	—	—	—	—	—	—	—	35,980	35,980
Balance at June 30, 2025	22,871	$2	12,981	$2	$270,782	$(71)	$(172,480)	$357,411	$455,646
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash from operating activities
Net income	$83,968	$67,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,005	12,105
Amortization of operating lease right-of-use assets	1,126	1,008
Amortization of costs capitalized to obtain revenue contracts	6,468	5,419
Deferred income taxes	16,004	(13,185)
Stock-based compensation, including as amortized	38,460	34,670
Other	(523)	(1,048)
Changes in operating assets and liabilities:
Accounts receivable	(13,918)	(8,197)
Prepaid expenses and other assets	(10,093)	(11,426)
Accounts payable	653	852
Operating lease liabilities	(2,384)	(2,102)
Accrued expenses and other liabilities	(7,864)	5,649
Net cash provided by operating activities	121,902	91,108
Cash from investing activities
Purchases of available-for-sale investments	(45,940)	(64,034)
Proceeds from sales of available-for-sale investments	140,154	202,662
Proceeds from maturities of available-for-sale investments	45,590	43,820
Purchases of property and equipment	(228)	(505)
Capitalization of software development costs	(2,554)	(1,478)
Purchases of long-term investments	(10,000)	(75,000)
Cash paid in business acquisition, net of cash acquired	—	(906)
Net cash provided by investing activities	127,022	104,559
Cash from financing activities
Proceeds from stock option exercises and the issuance of common stock under the Employee Stock Purchase Plan	998	128
Tax withholding for net share settlement	(14,478)	(19,098)
Purchase of common stock	(125,010)	(145,723)
Net cash used in financing activities	(138,490)	(164,693)
Net increase in cash, cash equivalents and restricted cash	110,434	30,974
Cash, cash equivalents and restricted cash
Beginning of period	107,217	42,754
End of period	$217,651	$73,728
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$217,401	$73,478
Restricted cash included in prepaid expenses and other current assets	250	250
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$217,651	$73,728
Supplemental disclosure of cash flow information
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$3,324	$3,109

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
 2. Summary of Significant Accounting Policies
Basis of Presentation and Significant Accounting Policies
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report, which was filed with the SEC on February 5, 2026. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim Condensed Consolidated Financial Statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of our Condensed Consolidated Financial Statements. The operating results for the six months ended June 30, 2026 are not necessarily indicative of the results expected for the full year ending December 31, 2026.
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
Our CODM uses consolidated net income (loss) as the sole measure of segment profit or loss. Significant segment expenses include cost of revenue (excluding depreciation and amortization), sales and marketing, research and product development, general and administrative expenses, and depreciation and amortization. For expenses incurred during the six months ended June 30, 2026 and 2025, refer to our Condensed Consolidated Statements of Operations. Stock-based compensation expense is also recognized as a significant segment expense. Details regarding this expense for the six months ended June 30, 2026 and 2025 are included in the parenthetical note to the respective Condensed Consolidated Statements of Operations.

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
 3. Revenue and Deferred Costs
The following table presents our revenue categories for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Subscription Services	$59,800	$52,473	$118,022	$101,986
Value Added Services	219,467	180,145	420,830	344,851
Other	1,857	2,957	4,486	6,440
Total revenue	$281,124	$235,575	$543,338	$453,277
Our revenue is generated primarily from customers in the United States.
Deferred Costs
Deferred costs were $24.2 million and $22.8 million as of June 30, 2026 and December 31, 2025, respectively, of which $12.2 million and $11.2 million, respectively, are included in Prepaid expenses and other current assets and $12.0 million and $11.6 million, respectively, are included in Other long-term assets in the accompanying Condensed Consolidated Balance Sheets. Amortization expense for deferred costs was $3.3 million, and $2.7 million for the three months ended June 30, 2026 and 2025, respectively, and $6.5 million and $5.4 million for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, no impairments were identified in relation to the costs capitalized for the periods presented.
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

As of June 30, 2026, the total non-cancelable RPO under our contracts with customers was $114.8 million, and we expect to recognize revenue on approximately 42.1% of these RPO over the following 12 months, with the balance to be recognized thereafter. During the six months ended June 30, 2026, we recognized revenue of $17.6 million, that was included in the RPO at the beginning of the period presented.
 4. Investment Securities and Fair Value Measurements
Investment Securities
Investment securities classified as available-for-sale consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	4,286	—	(2)	4,284
Total available-for-sale investment securities	$4,286	$—	$(2)	$4,284

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	144,216	40	—	144,256
Total available-for-sale investment securities	$144,216	$40	$—	$144,256
As of June 30, 2026, for available-for-sale debt securities in an unrealized loss position, the Company evaluated whether any portion of the decline in fair value below amortized cost was due to credit losses. Based on this evaluation, and considering that it is more likely than not that the Company will hold the securities until maturity or recovery of the cost basis, no allowance for credit losses was recorded for available-for-sale investment securities as of June 30, 2026 or December 31, 2025.
The fair values of available-for-sale investment securities, by remaining contractual maturity, are as follows (in thousands):

	June 30, 2026		December 31, 2025
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,286	$4,284	$144,216	$144,256
Total available-for-sale investment securities	$4,286	$4,284	$144,216	$144,256
During the six months ended June 30, 2026 and 2025, we had sales and maturities of investment securities, as follows (in thousands):

	Six Months Ended June 30, 2026
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
U.S. government and agency securities	$—	$(61)	$140,154	$45,590
Total	$—	$(61)	$140,154	$45,590

	Six Months Ended June 30, 2025
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
U.S. government and agency securities	94	(49)	202,662	43,820
Total	$94	$(49)	$202,662	$43,820

The tables above do not include our strategic investments of non-marketable equity investments in privately-held companies, which are recorded in long-term investments in our Condensed Consolidated Balance Sheets. These strategic investments consist of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Second Nature	$75,000	$75,000
Others	12,668	2,033
Total long-term investments	$87,668	$77,033
In April 2026, we purchased a minority, non-controlling equity interest in a private company, for $10.0 million, paid with cash on hand.
The cumulative amount of upward adjustments recognized on our strategic investments of non-marketable equity investments was $0.6 million as of June 30, 2026. The entire amount was recognized during the first quarter of 2026 as a result of an observable price change for one privately held technology company. There were no cumulative downward adjustments as of June 30, 2026.
There were no realized or unrealized gains or losses from remeasurement of investments in equity securities under the measurement alternative for the six months ended June 30, 2025.
Fair Value Measurements
Recurring Fair Value Measurements
The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 by level within the fair value hierarchy (in thousands):

	June 30, 2026
	Level 1	Level 2	Total Fair Value
Cash equivalents:
Money market funds	$192,417	$—	$192,417
Available-for-sale investment securities:
U.S. government and agency securities	—	4,284	4,284
Total	$192,417	$4,284	$196,701

	December 31, 2025
	Level 1	Level 2	Total Fair Value
Cash equivalents:
Money market funds	$89,365	$—	$89,365
Available-for-sale investment securities:
U.S. government and agency securities	—	144,256	144,256
Total	$89,365	$144,256	$233,621
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
Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
Strategic investments primarily include equity investments in privately-held companies, which do not have a readily determinable fair value. Strategic investments are classified as Level 3 in the fair value hierarchy, as their nonrecurring fair value measurements may include observable and unobservable inputs. As of June 30, 2026 and December 31, 2025, the balance of strategic investments was $87.7 million and $77.0 million, respectively. We recognized a net unrealized gain of $0.6 million in connection with our investment in a privately held technology company in Other (loss) income, net in our Condensed Consolidated Statements of Operations for the six months ended June 30, 2026. We did not recognize any net unrealized gain or loss for our strategic investments for the six months ended June 30, 2025.
 5. Other Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Income tax receivable(1)	$12,136	$27,133
Prepaid expenses	22,433	15,707
Deferred commissions(2)	12,238	11,166
Deposits for insurance services(3)	4,611	7,765
Other	1,640	3,447
Total Prepaid expenses and other current assets	$53,058	$65,218
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
Accrued Employee Expenses
Accrued employee expenses consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued bonuses(1)	$16,712	$43,298
Accrued payroll and other	13,298	16,476
Total accrued employee expenses	$30,010	$59,774
(1)Accrued bonuses decreased significantly as of June 30, 2026, due to the payment of 2025 annual bonuses in the first quarter of 2026.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Unearned premium liabilities(1)	$8,262	$6,662
Insurance reserves(2)	8,095	6,630
Operating lease liabilities-current	5,115	4,873
Other	1,634	3,956
Total other current liabilities	$23,106	$22,121
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
 6. Commitments and Contingencies
Legal Liability to Landlord Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc., which was established in connection with reinsuring liability to landlord insurance policies offered to our customers by our third-party service provider. We assume a 100% quota share of the liability to landlord insurance policies placed with our customers by our third-party service provider. We accrue for reported claims, and include an estimate of losses incurred but not reported by our property manager customers, in cost of revenue because we bear the risk related to all such claims. Our estimated liability for reported claims and incurred but not reported claims as of June 30, 2026 and December 31, 2025 was $8.1 million and $6.6 million, respectively, and is included in Other current liabilities on our Condensed Consolidated Balance Sheets.
Included in Prepaid expenses and other current assets as of June 30, 2026 and December 31, 2025 are $4.6 million and $7.8 million, respectively, of deposits held with a third party related to requirements to maintain collateral for this insurance service.
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
Borrowings under the Credit Facility bear interest at variable rates based, at our option, on Term Secured Overnight Financing Rate Data ("SOFR"), Daily Simple SOFR, or a Base Rate, plus an applicable margin (ranging from 125.0 to 200.0 basis points in the case of Term SOFR and Daily Simple SOFR and 25.0 to 100.0 basis points in the case of the Base Rate) determined by our Consolidated Net Leverage Ratio, all as defined in the Credit Facility. We also pay a quarterly commitment fee (ranging from 15.0 to 30.0 basis points depending on our Consolidated Net Leverage Ratio) on unused amounts, as well as customary letter of credit and agency fees.
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
As of June 30, 2026, there were no outstanding borrowings under the Credit Facility, and we were in compliance with the covenants under the Credit Facility.
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
During the first quarter of 2025, we repurchased 445,311 shares of our Class A common stock through open market repurchases under the 2019 Stock Repurchase Program at an average purchase price of $215.05 per share, inclusive of broker commissions, for an aggregate repurchase price of $95.8 million which was recorded as a reduction to stockholders' equity. As a result of such repurchases, we substantially exhausted the remaining shares available for purchase under the 2019 Stock Repurchase Program, and it terminated.
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
During the first quarter of 2026, we repurchased 702,502 shares of our Class A common stock through open market repurchases under the 2025 Stock Repurchase Program at an average purchase price of $177.95 per share, inclusive of broker commissions, for an aggregate repurchase price of $125.0 million, which was recorded as a reduction to stockholders' equity. During the three months ended June 30, 2026, we did not repurchase any shares of our Class A common stock under the 2025 Stock Repurchase Program. As of June 30, 2026, the amount remaining available for repurchases under the 2025 Stock Repurchase Program was $125.0 million.

 8. Stock-Based Compensation
Restricted Stock Units
A summary of activity in connection with our restricted stock units ("RSUs") for the six months ended June 30, 2026, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2025	627	$200.81
Granted	496	193.47
Vested	(205)	184.05
Forfeited	(22)	209.51
Unvested as of June 30, 2026	896	$200.37
Unvested RSUs as of June 30, 2026 were composed of 0.8 million RSUs with only service conditions and 0.1 million performance share units ("PSUs") with both service conditions and performance conditions. RSUs granted with only service conditions generally vest over a four-year period, assuming continued employment through the applicable vesting date. The number of PSUs granted, as included in the above table, assumes achievement of the performance metrics at 100% of the performance target. The unvested PSUs as of June 30, 2026, are subject to vesting based on the achievement of pre-established performance metrics for the year ending December 31, 2026 and will vest over a three-year period, assuming continued employment through each applicable vesting date. The actual number of shares to be granted at the end of the performance period will range from 0% to 150% of the target number of shares depending on achievement relative to the performance metrics over the applicable period; however, performance-based compensation expense is included in calculating achievement of the performance metrics, resulting in an effective maximum payout of approximately 135% of target.
We recognized stock-based compensation expense for the RSUs and PSUs of $20.1 million and $17.9 million for the three months ended June 30, 2026 and 2025, respectively and $37.8 million and $33.9 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the total estimated remaining stock-based compensation expense for the aforementioned RSUs and PSUs was $143.3 million, which is expected to be recognized over a weighted average period of 2.5 years.
 9. Income Taxes
We calculate our provision for income taxes on a quarterly basis by applying an estimated annual effective tax rate to income (loss) from operations and by calculating the tax effect of discrete items recognized during the quarter.
For the three and six months ended June 30, 2026, we recorded income tax expense of $12.9 million and $23.5 million, representing an effective tax rate of 23.7% and 21.9%, respectively. Our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes and non-deductible officers' compensation partially offset by tax benefits from research and development tax credits. For the three and six months ended June 30, 2025, our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to excess tax benefits from stock-based compensation and research and development tax credits, partially offset by state income taxes and non-deductible officers' compensation.
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
There were no material changes to our unrecognized tax benefits during the three and six months ended June 30, 2026, and we do not expect to have any significant changes to unrecognized tax benefits through the remainder of the year.

10. Net Income Per Share
Net income per common share was the same for shares of our Class A and Class B common stock because they are entitled to the same liquidation and dividend rights and are therefore combined in the table below. The following table sets forth the computation of basic and diluted net income per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic net income per share:
Numerator
Net income attributable to common stockholders	$41,544	$35,980	$83,968	$67,363
Denominator
Weighted average common shares outstanding; basic	35,391	35,922	35,544	36,111
Net income per common share; basic	$1.17	$1.00	$2.36	$1.87
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$41,544	$35,980	$83,968	$67,363
Denominator
Weighted average common shares outstanding; basic	35,391	35,922	35,544	36,111
Add: Weighted average dilutive options outstanding	6	31	14	35
Add: Weighted average dilutive restricted stock units outstanding	64	251	77	279
Weighted average common shares outstanding; diluted	35,461	36,204	35,635	36,425
Net income per common share; diluted	$1.17	$0.99	$2.36	$1.85
Potentially dilutive securities that are not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock units	627	149	627	149
Total potentially dilutive securities	627	149	627	149

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
Financial Highlights for the Second Quarter of 2026
•Revenue grew 19% year-over-year to $281 million.
•Total units under management grew 8% year-over-year to 9.6 million.
•GAAP operating income grew 31% to $53 million, or 18.8% of revenue, compared to $41 million, or 17.2% of revenue in Q2 2025.
•Non-GAAP operating income grew 24% to $76 million, or 27.1% of revenue, compared to $62 million, or 26.2% of revenue in Q2 2025.
•Net cash provided by operating activities was $88 million, or 31.2% of revenue, compared to $53 million, or 22.3% of revenue in Q2 2025.
Key Business Metric
Property management units under management. We believe that our ability to increase our number of property management units under management is an indicator of our market penetration, growth, and potential future business opportunities. We define property management units under management as active or committed units under management at the period end date. We had 9.6 million and 8.9 million property management units under management as of June 30, 2026 and 2025, respectively.
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
As of June 30, 2026 and 2025, we had 22,751 and 21,403 property management customers, respectively.

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
Provision for income taxes. Provision for income taxes consists of federal and state income taxes in the United States.
Results of Operations
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
	(dollars in thousands)
Subscription Services	$59,800	$52,473	$7,327	14%	$118,022	$101,986	$16,036	16%
Value Added Services	219,467	180,145	39,322	22%	420,830	344,851	75,979	22%
Other	1,857	2,957	(1,100)	(37)%	4,486	6,440	(1,954)	(30)%
Total revenue	$281,124	$235,575	$45,549	19%	$543,338	$453,277	$90,061	20%
The increase in revenue for the three and six months ended June 30, 2026, compared to the same periods in the prior year, was primarily attributable to an increase in the usage of our payments, tenant screening, and risk mitigation services. During the three and six months ended June 30, 2026, we also experienced growth of 8% in the number of property management units under management compared to the same periods in the prior year, which drove growth in users of our Subscription Services and Value Added Services.

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
Cost of Revenue (Exclusive of Depreciation and Amortization)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$102,595	$83,827	$18,768	22%	$197,570	$163,325	$34,245	21%
Percentage of revenue	36.5%	35.6%			36.4%	36.0%
Stock-based compensation, included above	$1,246	$1,419	$(173)	(12)%	$2,334	$2,706	$(372)	(14)%
Percentage of revenue	0.4%	0.6%			0.4%	0.6%
Cost of revenue (exclusive of depreciation and amortization) increased for the three and six months ended June 30, 2026, compared to the same periods in the prior year. The increase was primarily driven by higher third-party service provider costs of $15.6 million and $30.2 million, respectively, due to increased adoption and usage of our Value Added Services for the respective three and six-month periods.
We expect cost of revenue (exclusive of depreciation and amortization) for the year ending December 31, 2026, to stay relatively flat as a percentage of revenue compared to the year ended December 31, 2025.
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
	(dollars in thousands)
Sales and marketing	$43,944	$36,776	$7,168	19%	$81,445	$67,833	$13,612	20%
Percentage of revenue	15.6%	15.6%			15.0%	15.0%
Stock-based compensation, included above	$3,633	$3,045	$588	19%	$6,973	$5,893	$1,080	18%
Percentage of revenue	1.3%	1.3%			1.3%	1.3%
Sales and marketing expense increased for the three and six months ended June 30, 2026, compared to the same periods in the prior year. The increase was primarily due to a $5.2 million and $9.7 million increase in personnel-related costs, including stock-based and performance-based compensation, to support growth in the business, for the respective three and six-month periods.
We expect sales and marketing expense for the year ending December 31, 2026 to stay relatively flat as a percentage of revenue compared to the year ended December 31, 2025.
Research and Product Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
	(dollars in thousands)
Research and product development	$50,997	$46,674	$4,323	9%	$100,626	$90,432	$10,194	11%
Percentage of revenue	18.1%	19.8%			18.5%	20.0%
Stock-based compensation, included above	$8,918	$8,176	$742	9%	$16,800	$15,107	$1,693	11%
Percentage of revenue	3.2%	3.5%			3.1%	3.3%

Research and product development expense increased for the three and six months ended June 30, 2026, compared to the same periods in the prior year. The increase was primarily due to a $3.5 million and $8.4 million increase in personnel-related costs, including stock-based and performance-based compensation, net of capitalized software development costs driven by headcount growth, for the respective three and six-month periods.
We expect research and product development expenses for the year ending December 31, 2026 to stay relatively flat as a percentage of revenue compared to the year ended December 31, 2025.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
	(dollars in thousands)
General and administrative	$25,626	$21,936	$3,690	17%	$49,967	$45,287	$4,680	10%
Percentage of revenue	9.1%	9.3%			9.2%	10.0%
Stock-based compensation, included above	$6,674	$5,659	$1,015	18%	$12,353	$10,964	$1,389	13%
Percentage of revenue	2.4%	2.4%			2.3%	2.4%
General and administrative expense increased for the three and six months ended June 30, 2026, compared to the same periods in the prior year. The increase for the three and six months ended June 30, 2026, was primarily due to a $2.4 million and $3.7 million increase in software and professional fees, for the respective three and six-month periods.
We expect general and administrative expenses for the year ending December 31, 2026 to stay relatively flat as a percentage of revenue compared to the year ended December 31, 2025.
Depreciation and Amortization

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
	(dollars in thousands)
Depreciation and amortization	$4,985	$5,850	$(865)	(15)%	$10,005	$12,105	$(2,100)	(17)%
Percentage of revenue	1.8%	2.5%			1.8%	2.7%
Depreciation and amortization expense for the three and six months ended June 30, 2026 decreased, compared to the same periods in the prior year as various assets have reached the end of their useful life.
We expect depreciation and amortization expenses for the year ending December 31, 2026 to stay relatively flat as a percentage of revenue compared to the year ended December 31, 2025.
Interest Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
	(dollars in thousands)
Interest income, net	$1,435	$1,466	$(31)	(2)%	$3,219	$4,419	$(1,200)	(27)%
Percentage of revenue	0.5%	0.6%			0.6%	1.0%
Interest income for the three and six months ended June 30, 2026 decreased, compared to the same periods in the prior year, primarily due to the sale of available-for-sale investment securities and lower interest rates.

Provision for income taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
	(dollars in thousands)
Income before provision for income taxes	$54,411	$41,967	$12,444	30%	$107,512	$78,759	$28,753	37%
Provision for income taxes	$12,867	$5,987	$6,880	115%	$23,544	$11,396	$12,148	107%
Effective tax rate	23.7%	14.3%			21.9%	14.5%
For the three and six months ended June 30, 2026, we recorded income tax expense of $12.9 million and $23.5 million, representing an effective tax rate of 23.7% and 21.9%, respectively. Our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes and non-deductible officers' compensation partially offset by tax benefits from research and development tax credits. For the three and six months ended June 30, 2025, our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to excess tax benefits from stock-based compensation and research and development tax credits, partially offset by state income taxes and non-deductible officers' compensation.
The increase in our effective tax rate for the three and six months ended June 30, 2026, as compared to the same periods in 2025, is primarily driven by higher pre-tax income and a decrease in excess tax benefits from stock-based compensation.
Liquidity and Capital Resources
Our principal sources of liquidity continue to be cash, cash equivalents, and investment securities, as well as cash flows generated from our operations. As of June 30, 2026, we had $221.7 million in cash, cash equivalents, and investment securities. We have financed our operations primarily through cash generated from operations.
In addition, to optimize our capital structure, on September 30, 2025, we entered into the Credit Facility which provides for a $150.0 million senior secured revolving credit facility, including sublimits of $25.0 million for letters of credit and $25.0 million for swingline loans, and is scheduled to mature on September 30, 2030. We did not draw on the Credit Facility during the six months ended June 30, 2026, and as of June 30, 2026, we had no outstanding borrowings under the Credit Facility and were in compliance with the covenants under the Credit Facility. For more information regarding the Credit Facility, refer to "Credit Facility" in Note 6, Commitments and Contingencies, of our Condensed Consolidated Financial Statements.
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
During the first quarter of 2026, we repurchased 702,502 shares of our Class A common stock under the 2025 Stock Repurchase Program at an average purchase price of $177.95 per share, inclusive of broker commissions, for an aggregate repurchase price of $125.0 million, which was recorded as a reduction to stockholders' equity. We did not repurchase any shares of Class A common stock under the 2025 Stock Repurchase Program during the second quarter of 2026. As of June 30, 2026, the amount remaining available for repurchases under the 2025 Stock Repurchase Program was $125.0 million. For more information regarding our share repurchases, refer to Note 7, Share Repurchase Program, of our Condensed Consolidated Financial Statements of this Quarterly Report.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$121,902	$91,108
Net cash provided by investing activities	127,022	104,559
Net cash used in financing activities	(138,490)	(164,693)
Net increase in cash, cash equivalents and restricted cash	$110,434	$30,974
Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our Subscription Services and Value Added Services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
The net increase in cash provided by operating activities for the six months ended June 30, 2026, compared to the same period in the prior year, was primarily due to higher cash collections from customers relative to the increase in operating expenditures.
Investing Activities
Cash provided by investing activities is generally composed of the cash paid in purchases of investment securities, maturities and sales of investment securities, purchases of property and equipment, purchases of long-term investments, business acquisition, net of cash acquired, and additions to capitalized software development.
The net increase in cash provided by investing activities for the six months ended June 30, 2026, compared to the same period in the prior year, was primarily due to lower purchases of long-term investments in 2026. For additional information, see Note 4. Investment Securities and Fair Value Measurements, of our Condensed Consolidated Financial Statements.
Financing Activities
Cash used in financing activities is generally composed of net share settlements for employee tax withholdings associated with the vesting of equity awards and repurchases of our Class A common stock offset by proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan.
The net decrease in cash used in financing activities for the six months ended June 30, 2026, compared to the same period in the prior year, was primarily due to lower repurchases of our Class A common stock.
Non-GAAP Financial Measures
To supplement our Condensed Consolidated Financial Statements, which are prepared and presented in accordance with GAAP, this Quarterly Report contains information regarding our Non-GAAP Operating Income and Non-GAAP Operating Margin, each of which constitutes a non-GAAP financial measure. We use these non-GAAP financial measures in addition to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP.
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
Our non-GAAP financial measures may not provide information that is directly comparable to that provided by other companies in our industry, as other companies may calculate non-GAAP financial results differently. In addition, there are limitations in using non-GAAP financial measures because non-GAAP financial measures are not prepared in accordance with GAAP and can exclude expenses that may have a material impact on our reported financial results. As such, non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. A reconciliation of income from operations, the most comparable GAAP measure, to Non-GAAP Operating Income and operating margin, the most comparable GAAP measure, to Non-GAAP Operating Margin, is provided in the table below. We encourage investors to review the reconciliation of these historical non-GAAP financial measures to their most directly comparable GAAP financial measures.

Reconciliation from GAAP to Non-GAAP Results
(in thousands except percentages)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income from operations:
GAAP income from operations	$52,977	$40,512	$103,725	$74,295
Stock-based compensation expense	20,471	18,299	38,460	34,670
Amortization of stock-based compensation capitalized in software development costs	241	241	482	482
Amortization of purchased intangibles	2,558	2,558	5,115	5,115
Non-GAAP income from operations	$76,247	$61,610	$147,782	$114,562

Operating margin:
GAAP operating margin	18.8%	17.2%	19.1%	16.4%
Stock-based compensation expense as a percentage of revenue	7.3	7.8	7.1	7.7
Amortization of stock-based compensation capitalized in software development costs as a percentage of revenue	0.1	0.1	0.1	0.1
Amortization of purchased intangibles as a percentage of revenue	0.9	1.1	0.9	1.1
Non-GAAP operating margin	27.1%	26.2%	27.2%	25.3%
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
Investment Securities
As of June 30, 2026, we had $4.3 million of investment securities consisting of United States government and agency securities. The primary objective of investing in securities is to support our liquidity and capital needs. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
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
Item 1A. Risk Factors
An investment in our Class A common stock involves risks. Before making an investment decision, you should carefully consider all of the information in this Quarterly Report, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Condensed Consolidated Financial Statements and related notes. In addition, you should carefully consider the risks and uncertainties described in the section entitled “Risk Factors” in our Annual Report, which was filed with the SEC on February 5, 2026. If any of the identified risks are realized, our business, financial condition, operating results, cash flows and prospects could be materially and adversely affected. In that case, the trading price of our Class A common stock may decline. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results, cash flows and prospects. As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed under the section entitled "Risk Factors" in Part I, Item 1A of our Annual Report.
Item 5. Other Information
(c) During the three months ended June 30, 2026, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.
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

AppFolio, Inc.

Date:	July 23, 2026	By:	/s/ Shane Trigg
Shane Trigg
Chief Executive Officer
(Principal Executive Officer)

Date:	July 23, 2026	By:	/s/ Tim Eaton
Tim Eaton
Chief Financial Officer
(Principal Financial Officer)