Form 10-Q
period 2026-09-30
APPFOLIO INC
filed 2026-10-22
CIK 1433195

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026.
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

As of October 15, 2026, the number of shares of the registrant’s Class A common stock outstanding was 24,126,151 and the number of shares of the registrant’s Class B common stock outstanding was 11,329,625.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026 (this "Quarterly Report"), contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), which statements involve substantial risks and uncertainties. The forward-looking statements made in this Quarterly Report are intended to qualify for the protection of the safe harbor provided by the PSLRA and are based primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, cash flows and/or prospects. Forward-looking statements include all statements that are not statements of historical fact. Forward-looking statements can also be identified by words such as “may,” “will,” “should,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “future,” or “continue,” or the negative of these words or other similar terms or expressions. Examples of forward-looking statements include, among others, statements regarding changes in the competitive environment, responding to customer needs, research and product development plans, including with respect to artificial intelligence, future products and services, growth in the size of our business and number of customers, strategic plans and objectives, the benefits or performance of our strategic investments, business forecasts and plans, our future or assumed financial condition, results of operations and liquidity, trends affecting our business and industry, capital needs and financing plans, capital resource allocation plans, share repurchase plans, and commitments and contingencies, including with respect to the outcome of legal proceedings or regulatory matters. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those risks, uncertainties and other factors described in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report and "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (our "Annual Report"), as well as in the other reports we file with the Securities and Exchange Commission (the "SEC"). You should read this Quarterly Report, and the other documents we file with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements. As such, you should not rely upon forward-looking statements as predictions of future events. Any forward-looking statement made by us in this Quarterly Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
APPFOLIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$258,536	$106,967
Investment securities—current	48,740	144,256
Accounts receivable, net	52,535	36,873
Prepaid expenses and other current assets	47,561	65,218
Total current assets	407,372	353,314
Property and equipment, net	20,316	23,228
Operating lease right-of-use assets	14,227	15,924
Capitalized software development costs, net	11,122	11,324
Goodwill	96,410	96,410
Intangible assets, net	31,153	38,826
Deferred income taxes	32,210	58,823
Long-term investments	87,668	77,033
Other long-term assets	15,193	14,085
Total assets	$715,671	$688,967
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,656	$4,123
Accrued employee expenses	43,071	59,774
Accrued expenses	28,679	20,829
Other current liabilities	24,476	22,121
Total current liabilities	101,882	106,847
Operating lease liabilities	24,876	33,287
Other liabilities	6,399	6,254
Total liabilities	133,157	146,388
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A common stock	3	3
Class B common stock	1	1
Additional paid-in capital	324,114	284,054
Accumulated other comprehensive (loss) income	(68)	30
Treasury stock	(302,453)	(172,480)
Retained earnings	560,917	430,971
Total stockholders’ equity	582,514	542,579
Total liabilities and stockholders’ equity	$715,671	$688,967
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$295,691	$249,353	$839,029	$702,630
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)(1)	105,580	91,476	303,150	254,801
Sales and marketing(1)	48,623	35,912	130,068	103,745
Research and product development(1)	53,128	54,037	153,754	144,469
General and administrative(1)	25,953	27,446	75,920	72,733
Depreciation and amortization	4,996	5,436	15,001	17,541
Total costs and operating expenses	238,280	214,307	677,893	593,289
Income from operations	57,411	35,046	161,136	109,341
Other (loss) income, net	(1)	(4)	567	41
Interest income, net	2,204	1,690	5,423	6,109
Income before provision for income taxes	59,614	36,732	167,126	115,491
Provision for income taxes	13,636	3,086	37,180	14,482
Net income	$45,978	$33,646	$129,946	$101,009

Net income per common share:
Basic	$1.30	$0.94	$3.66	$2.80
Diluted	$1.29	$0.93	$3.65	$2.78
Weighted average common shares outstanding:
Basic	35,436	35,889	35,507	36,036
Diluted	35,578	36,259	35,616	36,368
(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based compensation expense included in costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$1,315	$1,241	$3,649	$3,947
Sales and marketing	3,586	3,443	10,559	9,336
Research and product development	8,839	9,076	25,639	24,182
General and administrative	6,860	7,033	19,213	17,998
Total stock-based compensation expense	$20,600	$20,793	$59,060	$55,463

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$45,978	$33,646	$129,946	$101,009
Other comprehensive loss:
Changes in unrealized losses on investment securities, net of tax	(56)	(3)	(98)	(247)
Comprehensive income	$45,922	$33,643	$129,848	$100,762
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Class A		Class B		Capital	Income (Loss)	Stock	Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	24,335	$3	11,655	$1	$284,054	$30	$(172,480)	$430,971	$542,579
Exercise of stock options and issuance of common stock under the Employee Stock Purchase Plan	7	—	—	—	998	—	—	—	998
Stock-based compensation	—	—	—	—	18,219	—	—	—	18,219
Vesting of restricted stock units, net of shares withheld for taxes	65	—	—	—	(8,157)	—	—	—	(8,157)
Conversion of Class B common stock to Class A common stock	325	—	(325)	—	—	—	—	—	—
Repurchase of common stock	(703)	—	—	—	—	—	(125,793)	—	(125,793)
Other comprehensive loss	—	—	—	—	—	(42)	—	—	(42)
Net Income	—	—	—	—	—	—	—	42,424	42,424
Balance at March 31, 2026	24,029	$3	11,330	$1	$295,114	$(12)	$(298,273)	$473,395	$470,228
Stock-based compensation	—	—	—	—	20,691	—	—	—	20,691
Vesting of restricted stock units, net of shares withheld for taxes	58	—	—	—	(6,321)	—	—	—	(6,321)
Net Income	—	—	—	—	—	—	—	41,544	41,544
Balance at June 30, 2026	24,087	$3	11,330	$1	$309,484	$(12)	$(298,273)	$514,939	$526,142
Exercise of stock options and issuance of common stock under the Employee Stock Purchase Plan	8	—	—	—	1,084	—	—	—	1,084
Stock-based compensation	—	—	—	—	20,774	—	—	—	20,774
Vesting of restricted stock units, net of shares withheld for taxes	55	—	—	—	(7,228)	—	—	—	(7,228)
Conversion of Class B common stock to Class A common stock	—	—	—	—	—	—	—	—	—
Repurchase of common stock	(24)	—	—	—	—	—	(4,180)	—	(4,180)
Other comprehensive loss	—	—	—	—	—	(56)	—	—	(56)
Net Income	—	—	—	—	—	—	—	45,978	45,978
Balance at September 30, 2026	24,126	$3	11,330	$1	$324,114	$(68)	$(302,453)	$560,917	$582,514
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

						Accumulated
					Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Class A		Class B		Capital	Income (Loss)	Stock	Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	23,241	$2	13,163	$2	$254,821	$173	$(25,756)	$290,048	$519,290
Exercise of stock options	1	—	—	—	11	—	—	—	11
Stock-based compensation	—	—	—	—	16,483	—	—	—	16,483
Vesting of restricted stock units, net of shares withheld for taxes	60	—	—	—	(9,078)	—	—	—	(9,078)
Conversion of Class B common stock to Class A common stock	182	—	(182)	—	—	—	—	—	—
Repurchase of common stock	(445)	—	—	—	—	—	(95,763)	—	(95,763)
Other comprehensive loss	—	—	—	—	—	(207)	—	—	(207)
Net Income	—	—	—	—	—	—	—	31,383	31,383
Balance at March 31, 2025	23,039	$2	12,981	$2	$262,237	$(34)	$(121,519)	$321,431	$462,119
Exercise of stock options	8	—	—	—	117	—	—	—	117
Stock-based compensation	—	—	—	—	18,448	—	—	—	18,448
Vesting of restricted stock units, net of shares withheld for taxes	68	—	—	—	(10,020)	—	—	—	(10,020)
Repurchase of common stock	(244)	—	—	—	—	—	(50,961)	—	(50,961)
Other comprehensive loss	—	—	—	—	—	(37)	—	—	(37)
Net Income	—	—	—	—	—	—	—	35,980	35,980
Balance at June 30, 2025	22,871	$2	12,981	$2	$270,782	$(71)	$(172,480)	$357,411	$455,646
Exercise of stock options and issuance of common stock under the Employee Stock Purchase Plan	4	—	—	—	953	—	—	—	953
Stock-based compensation	—	—	—	—	20,958	—	—	—	20,958
Vesting of restricted stock units, net of shares withheld for taxes	64	—	—	—	(12,332)	—	—	—	(12,332)
Conversion of Class B common stock to Class A common stock	133	1	(133)	(1)	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(3)	—	—	(3)
Net Income	—	—	—	—	—	—	—	33,646	33,646
Balance at September 30, 2025	23,072	$3	12,848	$1	$280,361	$(74)	$(172,480)	$391,057	$498,868
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

APPFOLIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash from operating activities
Net income	$129,946	$101,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,001	17,541
Amortization of operating lease right-of-use assets	1,698	1,525
Amortization of costs capitalized to obtain revenue contracts	9,896	8,187
Gain on lease termination and modification	(1,547)	—
Deferred income taxes	26,613	17,118
Stock-based compensation, including as amortized	59,060	55,463
Other	(520)	(1,281)
Changes in operating assets and liabilities:
Accounts receivable	(16,012)	(10,000)
Prepaid expenses and other assets	(9,933)	(15,677)
Accounts payable	1,534	1,746
Operating lease liabilities	(7,325)	(3,177)
Accrued expenses and other liabilities	10,257	4,661
Net cash provided by operating activities	218,668	177,115
Cash from investing activities
Purchases of available-for-sale investments	(92,135)	(166,575)
Proceeds from sales of available-for-sale investments	140,154	202,662
Proceeds from maturities of available-for-sale investments	47,400	76,620
Purchases of property and equipment	(242)	(1,841)
Proceeds from sale of property and equipment	75	—
Capitalization of software development costs	(3,537)	(2,414)
Purchases of long-term investments	(10,000)	(75,000)
Cash paid in business acquisition, net of cash acquired	—	(906)
Net cash provided by investing activities	81,715	32,546
Cash from financing activities
Proceeds from stock option exercises and the issuance of common stock under the Employee Stock Purchase Plan	2,082	1,081
Tax withholding for net share settlement	(21,706)	(31,430)
Purchase of common stock	(129,190)	(145,723)
Net cash used in financing activities	(148,814)	(176,072)
Net increase in cash, cash equivalents and restricted cash	151,569	33,589
Cash, cash equivalents and restricted cash
Beginning of period	107,217	42,754
End of period	$258,786	$76,343
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$258,536	$76,093
Restricted cash included in prepaid expenses and other current assets	250	250
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$258,786	$76,343
Supplemental disclosure of cash flow information
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$8,631	$4,676

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
 2. Summary of Significant Accounting Policies
Basis of Presentation and Significant Accounting Policies
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report, which was filed with the SEC on February 5, 2026. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim Condensed Consolidated Financial Statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of our Condensed Consolidated Financial Statements. The operating results for the nine months ended September 30, 2026 are not necessarily indicative of the results expected for the full year ending December 31, 2026.
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
Our CODM uses consolidated net income (loss) as the sole measure of segment profit or loss. Significant segment expenses include cost of revenue (excluding depreciation and amortization), sales and marketing, research and product development, general and administrative expenses, and depreciation and amortization. For expenses incurred during the three and nine months ended September 30, 2026 and 2025, refer to our Condensed Consolidated Statements of Operations. Stock-based compensation expense is also recognized as a significant segment expense. Details regarding this expense for the nine months ended September 30, 2026 and 2025 are included in the parenthetical note to the respective Condensed Consolidated Statements of Operations.
Recent Accounting Pronouncements Adopted
In July 2025, the Financial Accounting Standards Board ("FASB") issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326-20 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities, that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The guidance will be applied on a prospective basis and is effective for calendar year-end public business entities in the 2026 annual period and its interim periods, with early adoption permitted. We adopted the standard from January 1, 2026 prospectively. The adoption of the standard did not have a material impact on our financial statements.

Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expense. The new standard requires additional disclosures about specific types of expenses included in the expense captions presented on the face of income statements as well as disclosures about selling expenses. The guidance applies prospectively with the option to apply the standard retrospectively and is effective for calendar year-end public business entities in the 2027 annual period and in 2028 for interim periods with early adoption permitted. We are currently evaluating the impact of ASU 2024-03 on our Consolidated Financial Statements.
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
 3. Revenue and Deferred Costs
The following table presents our revenue categories for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Subscription Services	$61,525	$53,752	$179,547	$155,738
Value Added Services	231,948	192,092	652,778	536,943
Other	2,218	3,509	6,704	9,949
Total revenue	$295,691	$249,353	$839,029	$702,630
Our revenue is generated primarily from customers in the United States.
Deferred Costs
Deferred costs were $24.3 million and $22.8 million as of September 30, 2026 and December 31, 2025, respectively, of which $12.6 million and $11.2 million, respectively, are included in Prepaid expenses and other current assets and $11.7 million and $11.6 million, respectively, are included in Other long-term assets in the accompanying Condensed Consolidated Balance Sheets. Amortization expense for deferred costs was $3.4 million, and $2.8 million for the three months ended September 30, 2026 and 2025, respectively, and $9.9 million and $8.2 million for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, no impairments were identified in relation to the costs capitalized for the periods presented.
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
As of September 30, 2026, the total non-cancelable RPO under our contracts with customers was $161.4 million, and we expect to recognize revenue on approximately 41.4% of these RPO over the following 12 months, with the balance to be recognized thereafter. During the nine months ended September 30, 2026, we recognized revenue of $26.7 million, that was included in the RPO at the beginning of the period presented.

 4. Investment Securities and Fair Value Measurements
Investment Securities
Investment securities classified as available-for-sale consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	48,794	—	(54)	48,740
Total available-for-sale investment securities	$48,794	$—	$(54)	$48,740

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	144,216	40	—	144,256
Total available-for-sale investment securities	$144,216	$40	$—	$144,256
As of September 30, 2026, for available-for-sale debt securities in an unrealized loss position, the Company evaluated whether any portion of the decline in fair value below amortized cost was due to credit losses. Based on this evaluation, and considering that it is more likely than not that the Company will hold the securities until maturity or recovery of the cost basis, no allowance for credit losses was recorded for available-for-sale investment securities as of September 30, 2026 or December 31, 2025.
The fair values of available-for-sale investment securities, by remaining contractual maturity, are as follows (in thousands):

	September 30, 2026		December 31, 2025
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$48,794	$48,740	$144,216	$144,256
Total available-for-sale investment securities	$48,794	$48,740	$144,216	$144,256
During the nine months ended September 30, 2026 and 2025, we had sales and maturities of investment securities, as follows (in thousands):

	Nine Months Ended September 30, 2026
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
U.S. government and agency securities	$—	$(61)	$140,154	$47,400
Total	$—	$(61)	$140,154	$47,400

	Nine Months Ended September 30, 2025
	Gross Realized Gains	Gross Realized Losses	Gross Proceeds from Sales	Gross Proceeds from Maturities
U.S. government and agency securities	94	(49)	202,662	76,620
Total	$94	$(49)	$202,662	$76,620
The tables above do not include our strategic investments of non-marketable equity investments in privately-held companies, which are recorded in long-term investments in our Condensed Consolidated Balance Sheets. These strategic investments consist of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Second Nature	$75,000	$75,000
Others	12,668	2,033
Total long-term investments	$87,668	$77,033
In April 2026, we purchased a minority, non-controlling equity interest in a private company, for $10.0 million, paid with cash on hand.
The cumulative amount of upward adjustments recognized on our strategic investments of non-marketable equity investments was $0.6 million as of September 30, 2026. The entire amount was recognized during the first quarter of 2026 as a result of an observable price change for one privately held technology company. There were no cumulative downward adjustments as of September 30, 2026.
There were no realized or unrealized gains or losses from remeasurement of investments in equity securities under the measurement alternative for the nine months ended September 30, 2025.
Fair Value Measurements
Recurring Fair Value Measurements
The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 by level within the fair value hierarchy (in thousands):

	September 30, 2026
	Level 1	Level 2	Total Fair Value
Cash equivalents:
Money market funds	$207,620	$—	$207,620
U.S. government and agency securities	—	14,952	14,952
Available-for-sale investment securities:
U.S. government and agency securities	—	48,740	48,740
Total	$207,620	$63,692	$271,312

	December 31, 2025
	Level 1	Level 2	Total Fair Value
Cash equivalents:
Money market funds	$89,365	$—	$89,365
Available-for-sale investment securities:
U.S. government and agency securities	—	144,256	144,256
Total	$89,365	$144,256	$233,621
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

Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
Strategic investments primarily include equity investments in privately-held companies, which do not have a readily determinable fair value. Strategic investments are classified as Level 3 in the fair value hierarchy, as their nonrecurring fair value measurements may include observable and unobservable inputs. As of September 30, 2026 and December 31, 2025, the balance of strategic investments was $87.7 million and $77.0 million, respectively. We recognized a net unrealized gain of $0.6 million in connection with our investment in a privately held technology company in Other (loss) income, net in our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2026. We did not recognize any net unrealized gain or loss for our strategic investments for the nine months ended September 30, 2025.
 5. Leases
Operating leases for our corporate offices have remaining lease terms ranging from ten months to 6.3 years, some of which include options to extend the leases for up to ten years. These options to extend have not been recognized as part of our operating lease right-of-use assets and lease liabilities as it is not reasonably certain that we will exercise these options. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. Certain leases contain provisions for property-related costs that are variable in nature for which we are responsible, including common area maintenance, which are expensed as incurred.
The components of lease expense recognized in the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$958	$1,010	$3,003	$3,027
Variable lease cost	255	385	827	987
Total lease cost	$1,213	$1,395	$3,830	$4,014

Lease-related assets and liabilities were as follows (in thousands):

	September 30, 2026	December 31, 2025
Assets
Operating lease right-of-use assets	$14,227	$15,924

Liabilities
Other current liabilities	$4,412	$4,873
Operating lease liabilities	24,876	33,287
Total lease liabilities	$29,288	$38,160
In July 2026, we entered into a lease termination agreement to terminate one of our office spaces in Santa Barbara (the "Santa Barbara 50 Termination"). In connection with the Santa Barbara 50 Termination, we paid a termination fee of $3.9 million. As a result, we derecognized the related operating lease right-of-use asset and lease liability. We recognized a gain on lease termination of $1.5 million, which is recorded within general and administrative expenses in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026.

Future minimum lease payments under non-cancellable leases as of September 30, 2026 were as follows (in thousands):

Years ending December 31,
2026	$1,431
2027	5,800
2028	5,887
2029	5,803
2030	5,970
Thereafter	8,977
Total future minimum lease payments	33,868
Less: imputed interest	(4,580)
Total	$29,288
 6. Other Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Income tax receivable(1)	$10,550	$27,133
Prepaid expenses	17,887	15,707
Deferred commissions(2)	12,643	11,166
Deposits for insurance services(3)	4,682	7,765
Other	1,799	3,447
Total Prepaid expenses and other current assets	$47,561	$65,218
(1)For additional information on income tax, refer to Note 10, Income Taxes.
(2)For additional information on deferred commissions, refer to Deferred Costs in Note 3, Revenue and Deferred Costs.
(3)For additional information on deposits held with a third party related to requirements to maintain collateral for insurance services, refer to "Legal Liability to Landlord Insurance" in Note 7, Commitments and Contingencies.
Accrued Employee Expenses
Accrued employee expenses consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued bonuses(1)	$24,573	$43,298
Accrued payroll and other	18,498	16,476
Total accrued employee expenses	$43,071	$59,774
(1)Accrued bonuses decreased significantly as of September 30, 2026, due to the payment of 2025 annual bonuses in the first quarter of 2026.

Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Unearned premium liabilities(1)	$9,855	$6,662
Insurance reserves(2)	8,308	6,630
Operating lease liabilities-current	4,412	4,873
Other	1,901	3,956
Total other current liabilities	$24,476	$22,121
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
(2)For additional information on insurance reserves, refer to "Legal Liability to Landlord Insurance" in Note 7, Commitments and Contingencies.
 7. Commitments and Contingencies
Legal Liability to Landlord Insurance
We have a wholly owned subsidiary, Terra Mar Insurance Company, Inc., which was established in connection with reinsuring liability to landlord insurance policies offered to our customers by our third-party service provider. We assume a 100% quota share of the liability to landlord insurance policies placed with our customers by our third-party service provider. We accrue for reported claims, and include an estimate of losses incurred but not reported by our property manager customers, in cost of revenue because we bear the risk related to all such claims. Our estimated liability for reported claims and incurred but not reported claims as of September 30, 2026 and December 31, 2025 was $8.3 million and $6.6 million, respectively, and is included in Other current liabilities on our Condensed Consolidated Balance Sheets.
Included in Prepaid expenses and other current assets as of September 30, 2026 and December 31, 2025 are $4.7 million and $7.8 million, respectively, of deposits held with a third party related to requirements to maintain collateral for this insurance service.
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
As of September 30, 2026, there were no outstanding borrowings under the Credit Facility, and we were in compliance with the covenants under the Credit Facility.
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
During the first quarter of 2026, we repurchased 702,502 shares of our Class A common stock through open market repurchases under the 2025 Stock Repurchase Program at an average purchase price of $177.95 per share, inclusive of broker commissions, for an aggregate repurchase price of $125.0 million, which was recorded as a reduction to stockholders' equity. We did not repurchase any shares of our Class A common stock under the 2025 Stock Repurchase Program during the second quarter of 2026.
During the third quarter of 2026, we repurchased 23,945 shares of our Class A common stock through open market repurchases under the 2025 Stock Repurchase Program at an average purchase price of $174.58 per share, inclusive of broker commissions, for an aggregate repurchase price of $4.2 million, which was recorded as a reduction to stockholders' equity. As of September 30, 2026, the amount remaining available for repurchases under the 2025 Stock Repurchase Program was $120.8 million.
 9. Stock-Based Compensation
Restricted Stock Units
A summary of activity in connection with our restricted stock units ("RSUs") for the nine months ended September 30, 2026, is as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2025	627	$200.81
Granted	559	190.87
Vested	(296)	185.28
Forfeited	(36)	204.62
Unvested as of September 30, 2026	854	$199.53
Unvested RSUs as of September 30, 2026 were composed of 0.7 million RSUs with only service conditions and 0.1 million performance share units ("PSUs") with both service conditions and performance conditions. RSUs granted with only service conditions generally vest over a four-year period, assuming continued employment through the applicable vesting date. The number of PSUs granted, as included in the above table, assumes achievement of the performance metrics at 100% of the performance target. The unvested PSUs as of September 30, 2026, are subject to vesting based on the achievement of pre-established performance metrics for the year ending December 31, 2026 and will vest over a three-year period, assuming continued employment through each applicable vesting date. The actual number of shares to be granted at the end of the performance period will range from 0% to 150% of the target number of shares depending on achievement relative to the performance metrics over the applicable period; however, performance-based compensation expense is included in calculating achievement of the performance metrics, resulting in an effective maximum payout of approximately 135% of target.
We recognized stock-based compensation expense for the RSUs and PSUs of $20.2 million and $20.5 million for the three months ended September 30, 2026 and 2025, respectively and $57.9 million and $54.4 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the total estimated remaining stock-based compensation expense for the aforementioned RSUs and PSUs was $132.4 million, which is expected to be recognized over a weighted average period of 2.4 years.
 10. Income Taxes
We calculate our provision for income taxes on a quarterly basis by applying an estimated annual effective tax rate to income (loss) from operations and by calculating the tax effect of discrete items recognized during the quarter.
For the three and nine months ended September 30, 2026, we recorded income tax expense of $13.6 million and $37.2 million, representing an effective tax rate of 22.9% and 22.2%, respectively. Our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to excess tax benefits from stock-based compensation and research and development tax credits, partially offset by state income taxes and non-deductible officers' compensation. For the three and nine months ended September 30, 2025, our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to excess tax benefits from stock-based compensation and research and development tax credits, partially offset by state income taxes and non-deductible officers' compensation.
We assess our ability to realize our deferred tax assets on a quarterly basis and we establish a valuation allowance if it is more-likely-than-not that some portion of deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. During the three months ended September 30, 2026, we assessed all available evidence and determined that there was sufficient positive evidence to overcome the negative evidence, including our past and current financial results, growth demonstrated in our top-line performance, as well as projected profitability. Accordingly, we determined it is more likely than not that the deferred tax assets will be realized and no valuation allowance was recorded at September 30, 2026.

There were no material changes to our unrecognized tax benefits during the three and nine months ended September 30, 2026, and we do not expect to have any significant changes to unrecognized tax benefits through the remainder of the year.
11. Net Income Per Share
Net income per common share was the same for shares of our Class A and Class B common stock because they are entitled to the same liquidation and dividend rights and are therefore combined in the table below. The following table sets forth the computation of basic and diluted net income per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic net income per share:
Numerator
Net income attributable to common stockholders	$45,978	$33,646	$129,946	$101,009
Denominator
Weighted average common shares outstanding; basic	35,436	35,889	35,507	36,036
Net income per common share; basic	$1.30	$0.94	$3.66	$2.80
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$45,978	$33,646	$129,946	$101,009
Denominator
Weighted average common shares outstanding; basic	35,436	35,889	35,507	36,036
Add: Weighted average dilutive options outstanding	31	48	20	39
Add: Weighted average dilutive restricted stock units outstanding	111	322	89	293
Weighted average common shares outstanding; diluted	35,578	36,259	35,616	36,368
Net income per common share; diluted	$1.29	$0.93	$3.65	$2.78
Potentially dilutive securities that are not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted stock units	266	2	266	2
Total potentially dilutive securities	266	2	266	2

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
Financial Highlights for the Third Quarter of 2026
•Revenue grew 19% year-over-year to $296 million.
•Total units under management grew 8% year-over-year to 9.8 million.
•GAAP operating income grew 64% to $57 million, or 19.4% of revenue, compared to $35 million, or 14.1% of revenue in Q3 2025.
•Non-GAAP operating income grew 38% to $81 million, or 27.3% of revenue, compared to $59 million, or 23.5% of revenue in Q3 2025.
•Net cash provided by operating activities was $97 million, or 32.7% of revenue, compared to $86 million, or 34.5% of revenue in Q3 2025.
Key Business Metric
Property management units under management. We believe that our ability to increase our number of property management units under management is an indicator of our market penetration, growth, and potential future business opportunities. We define property management units under management as active or committed units under management at the period end date. We had 9.8 million and 9.1 million property management units under management as of September 30, 2026 and 2025, respectively.
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
As of September 30, 2026 and 2025, we had 23,121 and 21,759 property management customers, respectively.

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
General and Administrative. General and administrative expense consists of personnel-related costs for employees in our executive, finance, information technology, human resources, legal, compliance, and administrative organizations (including salaries, cash bonuses, benefits, and stock-based compensation). In addition, general and administrative expense includes fees for third-party professional services (including audit, legal, compliance, and tax services), regulatory fees, other corporate expenses, impairment of long-lived assets, gains on lease termination and modification and allocated shared and other costs.
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
Provision for income taxes. Provision for income taxes consists of federal and state income taxes in the United States.
Results of Operations
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
	(dollars in thousands)
Subscription Services	$61,525	$53,752	$7,773	14%	$179,547	$155,738	$23,809	15%
Value Added Services	231,948	192,092	39,856	21%	652,778	536,943	115,835	22%
Other	2,218	3,509	(1,291)	(37)%	6,704	9,949	(3,245)	(33)%
Total revenue	$295,691	$249,353	$46,338	19%	$839,029	$702,630	$136,399	19%
The increase in revenue for the three and nine months ended September 30, 2026, compared to the same periods in 2025, was primarily attributable to an increase in the usage of our payments, tenant screening, risk mitigation services and resident services. During the three and nine months ended September 30, 2026, we also experienced growth of 8% in the number of property management units under management compared to the same periods in the prior year, which drove growth in users of our Subscription Services and Value Added Services.

We expect total revenue for the year ending December 31, 2026 to increase compared to the year ended December 31, 2025 as we continue to add new customers and property management units under management, along with increased adoption and usage of our Value Added Services.
Cost of Revenue (Exclusive of Depreciation and Amortization)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$105,580	$91,476	$14,104	15%	$303,150	$254,801	$48,349	19%
Percentage of revenue	35.7%	36.7%			36.1%	36.3%
Stock-based compensation, included above	$1,315	$1,241	$74	6%	$3,649	$3,947	$(298)	(8)%
Percentage of revenue	0.4%	0.5%			0.4%	0.6%
Cost of revenue (exclusive of depreciation and amortization) increased for the three and nine months ended September 30, 2026, compared to the same periods in 2025. For both periods, the increase was primarily driven by higher third-party service provider costs of $13.4 million and $43.6 million, respectively, due to increased adoption and usage of our Value Added Services. For the nine-month period, the increase was further driven by a $2.3 million increase in personnel-related costs, including stock-based and performance-based compensation, to support growth in the business.
We expect cost of revenue (exclusive of depreciation and amortization) for the year ending December 31, 2026, to stay relatively flat as a percentage of revenue compared to the year ended December 31, 2025.
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
	(dollars in thousands)
Sales and marketing	$48,623	$35,912	$12,711	35%	$130,068	$103,745	$26,323	25%
Percentage of revenue	16.4%	14.4%			15.5%	14.8%
Stock-based compensation, included above	$3,586	$3,443	$143	4%	$10,559	$9,336	$1,223	13%
Percentage of revenue	1.2%	1.4%			1.3%	1.3%
Sales and marketing expense increased for the three and nine months ended September 30, 2026, compared to the same periods in 2025. The increase was primarily due to a $7.6 million and $9.7 million increase in events, advertising and promotion expense due to increased targeted go-to-market investments, combined with a $2.5 million and $12.2 million increase in personnel-related costs, including stock-based and performance-based compensation, to support growth in the business, for the respective three and nine-month periods.
We expect sales and marketing expense for the year ending December 31, 2026 to stay relatively flat as a percentage of revenue compared to the year ended December 31, 2025.

Research and Product Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
	(dollars in thousands)
Research and product development	$53,128	$54,037	$(909)	(2)%	$153,754	$144,469	$9,285	6%
Percentage of revenue	18.0%	21.7%			18.3%	20.6%
Stock-based compensation, included above	$8,839	$9,076	$(237)	(3)%	$25,639	$24,182	$1,457	6%
Percentage of revenue	3.0%	3.6%			3.1%	3.4%
Research and product development expense remained relatively flat for the three months ended September 30, 2026, and increased for the nine months ended September 30, 2026, compared to the same periods in 2025.
For the three-month period, research and product development expense was relatively consistent, as a $3.9 million decrease in personnel-related costs, including stock-based and performance-based compensation, net of capitalized software development costs driven by lower headcount, was partially offset by increases of $1.8 million in software costs and $1.1 million in purchased services.
For the nine-month period, the increase was primarily driven by a $4.4 million increase in personnel-related costs, including stock-based and performance-based compensation, net of capitalized software development costs to support headcount growth. The nine-month increase was further driven by higher software costs of $3.1 million and purchased services of $2.3 million.
We expect research and product development expenses for the year ending December 31, 2026 to decrease as a percentage of revenue compared to the year ended December 31, 2025, as we continue to improve our efficiency by using AI tools and systems.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
	(dollars in thousands)
General and administrative	$25,953	$27,446	$(1,493)	(5)%	$75,920	$72,733	$3,187	4%
Percentage of revenue	8.8%	11.0%			9.0%	10.4%
Stock-based compensation, included above	$6,860	$7,033	$(173)	(2)%	$19,213	$17,998	$1,215	7%
Percentage of revenue	2.3%	2.8%			2.3%	2.6%
General and administrative expense decreased for the three months ended September 30, 2026, and increased for the nine months ended September 30, 2026, compared to the same periods in 2025.
For the three-month period, the general and administrative expense decreased primarily due to a $2.9 million decrease in personnel-related costs, including stock-based and performance-based compensation and a $1.5 million gain recognized on lease termination, largely offset by a $2.6 million increase in professional fees.
For the nine-month period, the increase was primarily driven by an $8.2 million increase in software and professional fees, partially offset by a $1.9 million decrease in personnel-related costs, including stock-based and performance-based compensation and a $1.5 million gain recognized on lease termination.
We expect general and administrative expenses for the year ending December 31, 2026 to stay relatively flat as a percentage of revenue compared to the year ended December 31, 2025.

Depreciation and Amortization

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
	(dollars in thousands)
Depreciation and amortization	$4,996	$5,436	$(440)	(8)%	$15,001	$17,541	$(2,540)	(14)%
Percentage of revenue	1.7%	2.2%			1.8%	2.5%
Depreciation and amortization expense for the three and nine months ended September 30, 2026 decreased, compared to the same periods in 2025 as various assets have reached the end of their useful life.
We expect depreciation and amortization expenses for the year ending December 31, 2026 to decrease as a percentage of revenue compared to the year ended December 31, 2025, as various assets have reached the end of their useful life.
Interest Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
	(dollars in thousands)
Interest income, net	$2,204	$1,690	$514	30%	$5,423	$6,109	$(686)	(11)%
Percentage of revenue	0.7%	0.7%			0.6%	0.9%
Interest income for the three and nine months ended September 30, 2026 remained relatively flat, compared to the same periods in 2025.
Provision for income taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
	(dollars in thousands)
Income before provision for income taxes	$59,614	$36,732	$22,882	62%	$167,126	$115,491	$51,635	45%
Provision for income taxes	$13,636	$3,086	$10,550	342%	$37,180	$14,482	$22,698	157%
Effective tax rate	22.9%	8.4%			22.2%	12.5%
For the three and nine months ended September 30, 2026, we recorded income tax expense of $13.6 million and $37.2 million, representing an effective tax rate of 22.9% and 22.2%, respectively. Our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to excess tax benefits from stock-based compensation and research and development tax credits, partially offset by state income taxes and non-deductible officers' compensation. For the three and nine months ended September 30, 2025, our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to excess tax benefits from stock-based compensation and research and development tax credits, partially offset by state income taxes and non-deductible officers' compensation.
The increase in our effective tax rate for the three and nine months ended September 30, 2026, as compared to the same periods in 2025, was primarily driven by an increase in non-deductible officers' compensation and a decrease in excess tax benefits from stock-based compensation and research and development tax credits.
Liquidity and Capital Resources
Our principal sources of liquidity continue to be cash, cash equivalents, and investment securities, as well as cash flows generated from our operations. As of September 30, 2026, we had $307.3 million in cash, cash equivalents, and investment securities. We have financed our operations primarily through cash generated from operations.

In addition, to optimize our capital structure, on September 30, 2025, we entered into the Credit Facility which provides for a $150.0 million senior secured revolving credit facility, including sublimits of $25.0 million for letters of credit and $25.0 million for swingline loans, and is scheduled to mature on September 30, 2030. We did not draw on the Credit Facility during the nine months ended September 30, 2026, and as of September 30, 2026, we had no outstanding borrowings under the Credit Facility and were in compliance with the covenants under the Credit Facility. For more information regarding the Credit Facility, refer to "Credit Facility" in Note 7, Commitments and Contingencies, of our Condensed Consolidated Financial Statements.
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
During the third quarter of 2026, we repurchased 23,945 shares of our Class A common stock through open market repurchases under the 2025 Stock Repurchase Program at an average purchase price of $174.58 per share, inclusive of broker commissions, for an aggregate repurchase price of $4.2 million, which was recorded as a reduction to stockholders' equity. As of September 30, 2026, the amount remaining available for repurchases under the 2025 Stock Repurchase Program was $120.8 million. For more information regarding our share repurchases, refer to Note 8, Share Repurchase Program, of our Condensed Consolidated Financial Statements of this Quarterly Report.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$218,668	$177,115
Net cash provided by investing activities	81,715	32,546
Net cash used in financing activities	(148,814)	(176,072)
Net increase in cash, cash equivalents and restricted cash	$151,569	$33,589
Operating Activities
Our primary source of operating cash inflows is cash collected from our customers in connection with their use of our Subscription Services and Value Added Services. Our primary uses of cash from operating activities are for personnel-related expenditures and third-party costs incurred to support the delivery of our software solutions.
The net increase in cash provided by operating activities for the nine months ended September 30, 2026, compared to the same period in the prior year, was primarily due to higher cash collections from customers relative to the increase in operating expenditures.

Investing Activities
Cash provided by investing activities is generally composed of the cash paid in purchases of investment securities, maturities and sales of investment securities, purchases of property and equipment, purchases of long-term investments, business acquisition, net of cash acquired, and additions to capitalized software development.
The net increase in cash provided by investing activities for the nine months ended September 30, 2026, compared to the same period in the prior year, was primarily due to lower purchases of long-term investments in 2026. For additional information, see Note 4. Investment Securities and Fair Value Measurements, of our Condensed Consolidated Financial Statements.
Financing Activities
Cash used in financing activities is generally composed of net share settlements for employee tax withholdings associated with the vesting of equity awards and repurchases of our Class A common stock offset by proceeds from the exercise of stock options and issuance of common stock under the Employee Stock Purchase Plan.
The net decrease in cash used in financing activities for the nine months ended September 30, 2026, compared to the same period in the prior year, was primarily due to lower repurchases of our Class A common stock.
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

Reconciliation from GAAP to Non-GAAP Results
(in thousands except percentages)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income from operations:
GAAP income from operations	$57,411	$35,046	$161,136	$109,341
Stock-based compensation expense	20,600	20,793	59,060	55,463
Amortization of stock-based compensation capitalized in software development costs	153	241	634	723
Amortization of purchased intangibles	2,558	2,558	7,673	7,673
Non-GAAP income from operations	$80,722	$58,638	$228,503	$173,200

Operating margin:
GAAP operating margin	19.4%	14.1%	19.2%	15.6%
Stock-based compensation expense as a percentage of revenue	7.0	8.3	7.0	7.9
Amortization of stock-based compensation capitalized in software development costs as a percentage of revenue	—	0.1	0.1	0.1
Amortization of purchased intangibles as a percentage of revenue	0.9	1.0	0.9	1.1
Non-GAAP operating margin	27.3%	23.5%	27.2%	24.7%
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
Investment Securities
As of September 30, 2026, we had $48.7 million of investment securities consisting of United States government and agency securities. The primary objective of investing in securities is to support our liquidity and capital needs. We did not purchase these investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings, refer to Note 7, Commitments and Contingencies of our Condensed Consolidated Financial Statements.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The table below summarizes our repurchases of our Class A common stock during the three months ended September 30, 2026.

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands)		(in thousands)	(in millions)
July 1, 2026 to July 31, 2026	14	$172.44	14	$122.5
August 1, 2026 to August 31, 2026	10	$177.81	10	$120.8
September 1, 2026 to September 30, 2026	—	$—	—	$120.8
Total	24	$174.58	24
(1) On April 23, 2025, our Board authorized the repurchase of up to $300.0 million of shares of our Class A common stock pursuant to the 2025 Stock Repurchase Program. The 2025 Stock Repurchase Program has no expiration date and can be modified, suspended, or terminated at any time and for any reason. For more information regarding the 2025 Stock Repurchase Program, refer to Note 8, Share Repurchase Program, of our Condensed Consolidated Financial Statements and Part I, Item 2,

"Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" of this Quarterly Report.
(2) Average price paid per share inclusive of broker commissions.
Item 5. Other Information
(a) On October 21, 2026, our Board adopted the AppFolio Corporate Bonus Plan (the “Bonus Plan”), an annual, performance-based cash incentive compensation plan, which will govern the terms of the annual cash performance bonus element of our executive compensation program beginning in 2027. All of our regular, salaried and hourly employees who do not participate in a sales commission plan, including our executive officers, are eligible to participate in the Bonus Plan. With respect to our executive officers, under the Bonus Plan, our Board (or the Compensation Committee of the Board) will establish, for each fiscal year, the target bonus amount for each executive officer, the performance metrics and targets required to be achieved for payment of a bonus and any other material terms and conditions. The bonus that each executive officer will receive (if any) will be based upon whether and to what extent the performance metrics have been achieved as determined by the Board (or the Compensation Committee). Any payment will be made in cash no later than the last day of March in the following fiscal year.
The foregoing summary of the material terms of the Bonus Plan is qualified in its entirety by reference to the Bonus Plan, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
(c) On September 9, 2026, Tim Eaton, our Chief Financial Officer, terminated his previously reported Rule 10b5-1 trading arrangement, which he adopted on March 13, 2026. This trading arrangement provided for the sale between June 15, 2026 and November 22, 2027, of (i) up to 2,211 shares of our Class A common stock, and (ii) an indeterminate number of shares of our Class A common stock received by Mr. Eaton in connection with the vesting in between May 10, 2026 and November 10, 2027 of certain RSUs and PSUs held by Mr. Eaton. The actual number of shares of Class A common stock sold depended on the vesting of the RSUs and PSUs and the number of shares withheld to satisfy tax withholding obligations. This trading arrangement was entered into and terminated during an open trading window and was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
On September 11, 2026, Mr. Eaton adopted a Rule 10b5-1 trading arrangement providing for the sale between December 11, 2026 and December 31, 2027 of (i) up to 818 shares of our Class A common stock and (ii) an indeterminate number of shares of our Class A common stock received by Mr. Eaton in connection with the vesting between May 10, 2026 and November 10, 2027 of certain RSUs and PSUs held by Mr. Eaton. The actual number of shares of Class A common stock sold will depend on the vesting of the RSUs and PSUs and the number of shares withheld to satisfy tax withholding obligations. This trading arrangement was entered into during an open trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1	AppFolio Corporate Bonus Plan
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended
32.1*	Certifications of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in any such filing.

Table of Contents
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AppFolio, Inc.

Date:	October 22, 2026	By:	/s/ Shane Trigg
Shane Trigg
Chief Executive Officer
(Principal Executive Officer)

Date:	October 22, 2026	By:	/s/ Tim Eaton
Tim Eaton
Chief Financial Officer
(Principal Financial Officer)